Form 10-Q
period 2019-09-30
HBT Financial, Inc.
filed 2019-11-20
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39085

HBT Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1117216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 North Hershey Rd Bloomington, Illinois 61704	(888) 897-2276
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HBT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 20, 2019, there were 27,457,306 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2019	December 31, 2018
	(dollars in thousands)
ASSETS
Cash and due from banks	$19,969	$21,343
Interest-bearing deposits with banks	134,972	165,536
Cash and cash equivalents	154,941	186,879

Interest-bearing time deposits with banks	248	248
Securities available-for-sale, at fair value	618,120	679,526
Securities held-to-maturity (fair value of $102,378 in 2019 and $121,506 in 2018)	99,861	121,715
Equity securities	4,436	3,261
Restricted stock, at cost	2,425	2,719
Loans held for sale	7,608	2,800
Loans, net of allowance for loan losses of $22,761 in 2019 and $20,509 in 2018	2,148,253	2,123,748
Bank premises and equipment, net	54,105	54,736
Bank premises held for sale	121	749
Foreclosed assets	6,574	9,559
Goodwill	23,620	23,620
Core deposit intangible assets, net	4,366	5,453
Mortgage servicing rights, at fair value	7,936	10,918
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	14,816	15,300
Other assets	18,018	7,173
Total assets	$3,166,613	$3,249,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$649,316	$664,876
Interest-bearing	2,054,742	2,131,094
Total deposits	2,704,058	2,795,970

Securities sold under agreements to repurchase	32,267	46,195
Subordinated debentures	37,566	37,517
Other liabilities	43,786	29,491
Total liabilities	2,817,677	2,909,173

COMMITMENTS AND CONTINGENCIES (Notes 8 and 16)

Stockholders' Equity
Common stock:
Voting - $0.01 par value, 5,000,000 shares authorized, 315,780 shares issued, 268,312 shares outstanding	3	3
Series A nonvoting - $0.01 par value, 120,000,000 shares authorized, 17,835,960 shares issued, 17,759,200 shares outstanding	178	178
Surplus	32,288	32,288
Retained earnings	311,055	315,234
Accumulated other comprehensive income (loss)	8,431	(4,288)
Less cost of treasury stock held:
Voting - 47,468 shares	(1,667)	(1,667)
Series A nonvoting - 76,760 shares	(1,352)	(1,352)
Total stockholders’ equity	348,936	340,396
Total liabilities and stockholders’ equity	$3,166,613	$3,249,569

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share amounts)
Loans, including fees:
Taxable	$29,308	$28,226	$89,257	$82,724
Federally tax exempt	684	749	2,130	1,981
Securities:
Taxable	3,572	3,619	11,295	10,804
Federally tax exempt	1,395	1,758	4,459	5,484
Interest-bearing deposits in bank	662	362	1,948	1,137
Other interest and dividend income	15	18	46	54
Total interest and dividend income	35,636	34,732	109,135	102,184

INTEREST EXPENSE
Deposits	2,000	1,619	6,094	4,215
Securities sold under agreements to repurchase	17	13	48	32
Borrowings	—	29	7	252
Subordinated debentures	478	470	1,462	1,319
Total interest expense	2,495	2,131	7,611	5,818
Net interest income	33,141	32,601	101,524	96,366
PROVISION FOR LOAN LOSSES	684	1,238	3,266	1,791
Net interest income after provision for loan losses	32,457	31,363	98,258	94,575

NONINTEREST INCOME
Card income	1,985	1,848	5,813	5,427
Service charges on deposit accounts	2,111	2,157	5,805	6,063
Wealth management fees	1,676	1,695	5,216	5,315
Mortgage servicing	795	755	2,342	2,400
Mortgage servicing rights fair value adjustment	(860)	(93)	(2,982)	274
Gains on sale of mortgage loans	992	855	2,177	2,206
Gains (losses) on securities	(73)	180	42	150
Gains (losses) on foreclosed assets	(20)	(251)	132	(858)
Gains (losses) on sales of other assets	(29)	(13)	944	207
Title insurance activity	—	335	167	931
Other noninterest income	1,005	939	2,759	2,696
Total noninterest income	7,582	8,407	22,415	24,811

NONINTEREST EXPENSE
Salaries	12,335	12,264	36,339	36,572
Employee benefits	2,224	1,492	8,314	4,722
Occupancy of bank premises	1,785	1,822	5,260	5,576
Furniture and equipment	545	695	2,050	2,307
Data processing	1,471	1,265	4,023	3,935
Marketing and customer relations	801	974	2,837	3,086
Amortization of intangible assets	335	389	1,087	1,169
FDIC insurance	8	241	435	728
Loan collection and servicing	547	625	1,901	1,990
Foreclosed assets	196	247	525	672
Other noninterest expense	2,056	1,923	6,305	6,120
Total noninterest expense	22,303	21,937	69,076	66,877
INCOME BEFORE INCOME TAX EXPENSE	17,736	17,833	51,597	52,509
INCOME TAX EXPENSE	299	241	819	630
NET INCOME	$17,437	$17,592	$50,778	$51,879

EARNINGS PER SHARE - BASIC	$0.97	$0.98	$2.82	$2.87
EARNINGS PER SHARE - DILUTED	$0.97	$0.98	$2.82	$2.87
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	18,027,512	18,027,512	18,027,512	18,054,011

PRO FORMA C CORP EQUIVALENT INFORMATION (Note 1)
Historical income before income tax expense	$17,736	$17,833	$51,597	$52,509
Pro forma C Corp equivalent income tax expense	4,614	4,605	13,313	13,406
Pro forma C Corp equivalent net income	$13,122	$13,228	$38,284	$39,103

PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - BASIC	$0.73	$0.73	$2.12	$2.17
PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - DILUTED	$0.73	$0.73	$2.12	$2.17

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
NET INCOME	$17,437	$17,592	$50,778	$51,879

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available-for-sale	1,289	(3,196)	13,913	(12,458)
Reclassification adjustment for (gains) losses on securities available-for-sale realized in income	—	(262)	—	(262)
Reclassification adjustment for accretion of net unrealized gain on securities transferred to held-to-maturity	(62)	(99)	(221)	(287)
Unrealized losses on derivative instruments	(208)	(13)	(897)	(118)
Reclassification adjustment for net settlements on derivative instruments	(24)	(39)	(76)	(137)
Total other comprehensive income (loss)	995	(3,609)	12,719	(13,262)
TOTAL COMPREHENSIVE INCOME	$18,432	$13,983	$63,497	$38,617

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity
	(dollars in thousands, except per share data)
Balance, June 30, 2019	$3	$178	$32,288	$302,984	$7,436	$(3,019)	$339,870
Net income	—	—	—	17,437	—	—	17,437
Other comprehensive income	—	—	—	—	995	—	995
Cash dividends ($0.52 per share)	—	—	—	(9,366)	—	—	(9,366)
Balance, September 30, 2019	$3	$178	$32,288	$311,055	$8,431	$(3,019)	$348,936

Balance, June 30, 2018	$3	$178	$32,288	$305,730	$(10,150)	$(3,019)	$325,030
Net income	—	—	—	17,592	—	—	17,592
Other comprehensive loss	—	—	—	—	(3,609)	—	(3,609)
Cash dividends ($0.51 per share)	—	—	—	(9,156)	—	—	(9,156)
Balance, September 30, 2018	$3	$178	$32,288	$314,166	$(13,759)	$(3,019)	$329,857

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity
	(dollars in thousands, except per share data)
Balance, December 31, 2018	$3	$178	$32,288	$315,234	$(4,288)	$(3,019)	$340,396
Net income	—	—	—	50,778	—	—	50,778
Other comprehensive income	—	—	—	—	12,719	—	12,719
Cash dividends ($3.05 per share)	—	—	—	(54,957)	—	—	(54,957)
Balance, September 30, 2019	$3	$178	$32,288	$311,055	$8,431	$(3,019)	$348,936

Balance, December 31, 2017	$3	$178	$32,288	$293,934	$(375)	$(2,112)	$323,916
Adoption of ASU 2016-01	—	—	—	122	(122)	—	—
Net income	—	—	—	51,879	—	—	51,879
Other comprehensive loss	—	—	—	—	(13,262)	—	(13,262)
Repurchase of common stock -Series A (43,180 shares)	—	—	—	—	—	(907)	(907)
Cash dividends ($1.76 per share)	—	—	—	(31,769)	—	—	(31,769)
Balance, September 30, 2018	$3	$178	$32,288	$314,166	$(13,759)	$(3,019)	$329,857

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,778	$51,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,042	2,494
Provision for loan losses	3,266	1,791
Net amortization of securities	2,759	3,942
Net accretion of discount and deferred loan fees on loans	(3,150)	(4,107)
Net realized gain on sales of securities	—	(262)
Net unrealized (gain) loss on equity securities	(42)	112
Net gain on sales of bank premises and equipment	(29)	(13)
Net gain on sales of bank premises held for sale	(448)	(136)
Impairment losses on bank premises held for sale	37	52
Net (gain) loss on sales of foreclosed assets	(240)	281
Gain on loan foreclosures	—	(96)
Write-down of foreclosed assets	552	711
Amortization of intangibles	1,087	1,169
Decrease (increase) in mortgage servicing rights	2,982	(274)
Amortization of subordinated debt purchase accounting adjustment	49	50
Mortgage loans originated for sale	(106,885)	(103,983)
Proceeds from sale of mortgage loans	104,254	106,544
Net gain on sale of mortgage loans	(2,177)	(2,206)
Gain on sale of First Community Title Services, Inc.	(498)	—
Decrease (increase) in accrued interest receivable	484	(1,429)
(Increase) decrease in other assets	(2,228)	1,329
Increase (decrease) in other liabilities	4,705	(1,475)
Net cash provided by operating activities	57,298	56,373

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	—	496
Proceeds from sales of securities available-for-sale	—	15,665
Proceeds from paydowns, maturities, and calls of securities	134,347	118,821
Purchase of securities	(40,903)	(81,592)
Net increase in loans	(26,049)	(20,090)
Purchase of restricted stock	—	(2,374)
Proceeds from redemption of restricted stock	294	2,531
Purchases of bank premises and equipment	(1,558)	(480)
Proceeds from sales of bank premises and equipment	176	31
Proceeds from sales of bank premises held for sale	1,039	1,599
Proceeds from sales of foreclosed assets	4,142	6,092
Capital improvements to foreclosed assets	(41)	—
Cash received from sale of First Community Title Services, Inc.	114	—
Net cash provided by investing activities	71,561	40,699

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(91,912)	(116,031)
Net (decrease) increase in repurchase agreements	(13,928)	8,062
Repayment of Federal Home Loan Bank borrowings	—	(29,000)
Repurchase of common stock	—	(907)
Cash dividends paid	(54,957)	(31,769)
Net cash used in financing activities	(160,797)	(169,645)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,938)	(72,573)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	186,879	165,683

CASH AND CASH EQUIVALENTS AT END OF YEAR	$154,941	$93,110

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$7,646	$5,674
Cash paid for income taxes	$880	$851

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$1,788	$1,889
Sales of foreclosed assets through loan origination	$360	$1,174

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements, including the notes thereto of HBT Financial, Inc. (the Company), formerly known as Heartland Bancorp, Inc. until the Company name was changed on September 13, 2019, have been prepared in accordance with generally accepted accounting principles (GAAP) interim reporting requirements. Certain information in footnote disclosure normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s prospectus filed with the Securities and Exchange Commission (SEC) on October 11, 2019.

The Company’s principal business activity is banking, conducted through its wholly owned subsidiaries, Heartland Bank and Trust Company (Heartland Bank) and State Bank of Lincoln (Lincoln Bank). Heartland Bank and Lincoln Bank are collectively referred to as “the Banks”.

On September 13, 2019, the Company effected a twenty-for-one stock split of its issued and outstanding shares of common stock and its issued and outstanding shares of Series A nonvoting common stock. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the stock split.

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

Initial Public Offering

On September 13, 2019, the Company filed a Registration Statement on Form S-1 with the SEC. The Registration Statement was declared effective by the SEC on October 10, 2019. The Company issued and sold 9,429,794 shares of common stock at a price of $16 per share pursuant to that Registration Statement. Total proceeds received by the Company, net of offering costs, were approximately $138 million. The proceeds were used to fund a $170 million special dividend, or $9.43 per share, to shareholders of record prior to the initial public offering.

The Company qualifies as an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (JOBS Act).

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the periods then ended.

Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

Through October 10, 2019, the Company, with the consent of its stockholders, elected to be taxed under sections of federal and state income tax law as an "S Corporation" which provides that, in lieu of Company income taxes, except for state replacement and franchise taxes, the stockholders separately account for their pro rata shares of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes, other than state replacement and franchise taxes, have been recognized in the accompanying consolidated financial statements. No provision has been made for any amounts which may be advanced or paid as dividends to the stockholders to assist them in paying their personal taxes on the income from the Company.

Effective October 11, 2019, in connection with the initial public offering, the Company revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state income tax rate. In connection with the conversion of tax status, the Company recognized a deferred tax asset of approximately $0.5 million, income tax benefit of approximately $3.3 million, and a reduction in accumulated other comprehensive income of approximately $2.7 million.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to federal or state income tax examinations for years prior to 2016.

Pro Forma Income Statement Information

The pro forma C Corp equivalent income tax expense information gives effect to the income tax expense had the Company been a C Corporation during the three and nine months ended September 30, 2019 and 2018. The pro forma C Corp equivalent net income information, therefore, includes an adjustment for income tax expense as if the Company had been a C Corporation during the three and nine months ended September 30, 2019 and 2018.

The pro forma basic and diluted earnings per share information is computed using the pro forma C Corp equivalent net income and weighted average shares of common stock outstanding. There were no dilutive instruments outstanding during 2019, therefore, the pro forma C Corp equivalent basic and diluted earnings per share amounts are the same.

Segment Reporting

The Company’s operations consist of one reportable segment called community banking. The operations of the non-bank subsidiaries of the Company primarily support the operations of the Banks. While the Company’s management monitors both bank subsidiaries’ operations and profitability separately, these subsidiaries have been aggregated into one reportable segment due to the similarities in products and services, customer base, operations, profitability measures, and economic characteristics.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or stockholders’ equity.

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential of recognition or disclosure through the date the financial statements were issued.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 10, 2019, each share of Series A nonvoting common stock was reclassified and converted into one share of common stock. Additionally, the Company increased the authorized shares to 150,000,000, of which 125,000,000 shares, par value of $0.01 per share, are designated as common stock and 25,000,000 shares, par value of $0.01 per share, are designated as preferred stock.

Sale of First Community Title Services, Inc.

On February 15, 2019, the Company consummated an agreement to sell substantially all assets and liabilities of First Community Title Services, Inc. to Illinois Real Estate Title Center, LLC, an Illinois limited liability company, for a combination of cash and an equity interest in Illinois Real Estate Title Center, LLC representing total consideration of approximately $498,000.

Recent Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. On January 1, 2019, the Company adopted this standard without a material impact on the Company’s results of operations or financial condition.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016‑13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016‑13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016‑13 is effective for years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for years beginning after December 31, 2018, including interim periods within those years. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

In January 2017, the FASB issued ASU 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the ASU, a company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2021, including interim periods within those years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2017, the FASB issued ASU 2017‑08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310‑20), Premium Amortization on Purchased Callable Debt Securities. ASU 2017‑08 shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. ASU 2017‑08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance is effective for years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. The adoption of this ASU requires use of a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this standard on January 1, 2019 without a material impact on the Company’s consolidated results of operations or financial condition.

In August 2017, the FASB issued ASU 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017‑12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current generally accepted accounting principles.  The Company adopted this standard on January 1, 2018 without a material impact on the Company’s consolidated results of operations or financial condition.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018‑13 removes, modifies, and adds certain disclosure requirements on fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In October 2018, the FASB issued ASU 2018‑16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018‑16 permits the use of the SOFR Overnight Index Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815. The Company adopted this standard on January 1, 2019 without a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 2 – TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL

On October 29, 2018, the Company entered into an agreement to exchange 100% of the outstanding stock of Lincoln S.B. Corp., an Illinois Corporation headquartered in Lincoln, Illinois, for shares of HBT Financial, Inc. Series A common stock. The transaction was completed on December 31, 2018 (the effective date). Lincoln Bank, which was Lincoln S.B. Corp.’s wholly-owned subsidiary prior to the agreement, offers a full line of quality retail and commercial banking products through six branches in central Illinois. The Company has operated Lincoln Bank as a separate subsidiary since the transaction was completed.

Under the terms of the definitive agreement, the 14,548 issued and outstanding shares of Lincoln S.B. Corp. common stock were converted into 1,382,560 shares of HBT Financial, Inc. Series A common stock and approximately $6,000 paid in cash for fractional shares. In addition to the shares exchanged and cash paid for fractional shares, an additional $500,000 in cash was deposited into an escrow account. After 12 months, the escrow agreement shall expire, and the funds held in escrow shall be distributed to the Lincoln S.B. Corp. shareholders.

The voting ownership of HBT Financial, Inc. and Lincoln S.B. Corp. were considered under common control on the effective date of the transaction and for all periods presented in the consolidated financial statements.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

This transaction was accounted for as a change in reporting entity and, accordingly, HBT Financial, Inc., the receiving entity, recognized assets and liabilities transferred at their carrying amounts in the accounts of Lincoln S.B. Corp., the transferring entity, on the effective date of the transaction. The results of operations are reported as though the exchange of equity interests had occurred at the beginning of the periods presented. For similar assets and liabilities accounted for using different accounting methods, the carrying amounts have been retrospectively adjusted to the basis of accounting used by HBT Financial, Inc. Significant intra-entity transactions and accounts have been eliminated in consolidation.

NOTE 3 – SECURITIES

Securities as shown in these consolidated financial statements reflect revised categories as required by the Company’s adoption of ASU 2016‑01 on January 1, 2018. That new guidance refined the definition of equity securities and required their segregation from debt securities available-for-sale.

While changes in the fair value of debt securities available-for-sale continue to be recorded in accumulated other comprehensive income (loss), the new guidance requires changes in the fair value of equity securities to be recorded in current earnings. As required by the new guidance, the unrealized gain in fair value on equity securities (recorded in accumulated other comprehensive loss at December 31, 2017) was reclassified to retained earnings on January 1, 2018. The amount of the reclassification was $122,000.

The carrying balances of the securities were as follows:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Securities available-for-sale	$618,120	$679,526
Securities held-to-maturity	99,861	121,715
Equity securities:
Readily determinable fair value	3,251	3,081
No readily determinable fair value	1,185	180
Total securities	$722,417	$804,502

The Company has elected to measure the equity securities with no readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. During the three and nine months ended September 30, 2019, the Company recognized a $(128,000) adjustment to the carrying value of equity securities with no readily determinable fair value based on an observable price change of an identical investment.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair values of securities available-for-sale, with gross unrealized gains and losses, are as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$38,633	$947	$(6)	$39,574
Municipal	150,058	2,451	(10)	152,499
Mortgage-backed:
Agency residential	215,303	3,182	(239)	218,246
Agency commercial	127,550	2,084	(185)	129,449
Private-label	22	—	—	22
Corporate	77,202	1,135	(7)	78,330
Total	$608,768	$9,799	$(447)	$618,120

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$46,977	$250	$(361)	$46,866
Municipal	161,957	761	(1,268)	161,450
Mortgage-backed:
Agency residential	235,903	788	(2,388)	234,303
Agency commercial	151,878	285	(2,082)	150,081
Private-label	254	2	—	256
Corporate	87,118	207	(755)	86,570
Total	$684,087	$2,293	$(6,854)	$679,526

The carrying value and fair value of securities held-to-maturity, with gross unrealized gains and losses, are as follows:

September 30, 2019	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:	(dollars in thousands)
Municipal	$55,182	$1,424	$—	$56,606
Mortgage-backed:
Agency residential	20,336	163	(145)	20,354
Agency commercial	24,343	1,093	(18)	25,418
Total	$99,861	$2,680	$(163)	$102,378

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2018	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:	(dollars in thousands)
Municipal	$73,176	$1,149	$(42)	$74,283
Mortgage-backed:
Agency residential	23,192	—	(998)	22,194
Agency commercial	25,347	177	(495)	25,029
Total	$121,715	$1,326	$(1,535)	$121,506

Amortized cost of securities held-to-maturity amounted to $55,221,000 and $72,982,000 for municipal securities and $44,739,000 and $48,611,000 for mortgage-backed securities as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Banks had securities with a carrying value of $288,305,000 and $291,404,000, respectively, which were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 56% of the obligations of local municipalities portfolio consists of securities issued by municipalities located in Illinois as of September 30, 2019. Approximately 91% of such securities were general obligation issues as of September 30, 2019.

The amortized cost and fair value of securities available-for-sale and the carrying value and fair value of securities held-to-maturity, as of September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Due in 1 year or less	$55,909	$55,967	$146	$147
Due after 1 year through 5 years	112,593	114,296	25,160	25,684
Due after 5 years through 10 years	89,863	92,422	26,209	26,941
Due after 10 years	7,528	7,718	3,667	3,834

Mortgage-backed:
Agency residential	215,303	218,246	20,336	20,354
Agency commercial	127,550	129,449	24,343	25,418
Private-label	22	22	—	—
Total	$608,768	$618,120	$99,861	$102,378

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of securities available-for-sale were as follows during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Proceeds from sales	$—	$15,665	$—	$15,665
Gross realized gains	—	280	—	280
Gross realized losses	—	(18)	—	(18)

Gains (losses) on securities were as follows during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net realized gains on sales	$—	$262	$—	$262
Net unrealized gains (losses) on equities:
Readily determinable fair value	55	(82)	170	(112)
No readily determinable fair value	(128)	—	(128)	—
Gains (losses) on securities	$(73)	$180	$42	$150

The following tables present gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2019 and December 31, 2018:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
September 30, 2019	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$—	$—	$(6)	$1,991	$(6)	$1,991
Municipal	(7)	4,480	(3)	1,111	(10)	5,591
Mortgage-backed:
Agency residential	(21)	17,348	(218)	31,241	(239)	48,589
Agency commercial	—	—	(185)	16,678	(185)	16,678
Corporate	(5)	14,990	(2)	4,995	(7)	19,985
Total	$(33)	$36,818	$(414)	$56,016	$(447)	$92,834

Held-to-maturity:
Mortgage-backed:
Agency residential	$(16)	$3,225	$(129)	$9,760	$(145)	$12,985
Agency commercial	(11)	2,226	(7)	622	(18)	2,848
Total	$(27)	$5,451	$(136)	$10,382	$(163)	$15,833

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2018	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$(302)	$19,079	$(59)	$7,938	$(361)	$27,017
Municipal	(230)	31,034	(1,038)	59,702	(1,268)	90,736
Mortgage-backed:
Agency residential	(299)	40,864	(2,089)	99,967	(2,388)	140,831
Agency commercial	(262)	35,462	(1,820)	81,899	(2,082)	117,361
Corporate	(263)	20,734	(492)	39,054	(755)	59,788
Total	$(1,356)	$147,173	$(5,498)	$288,560	$(6,854)	$435,733

Held-to-maturity:
Municipal	$(32)	$4,166	$(10)	$1,856	$(42)	$6,022
Mortgage-backed:
Agency residential	(59)	4,046	(939)	17,564	(998)	21,610
Agency commercial	(67)	8,910	(428)	10,413	(495)	19,323
Total	$(158)	$17,122	$(1,377)	$29,833	$(1,535)	$46,955

As of September 30, 2019, there were 74 securities in an unrealized loss position for a period of twelve months or more, and 36 securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in interest rates in the bond market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these securities are deemed to be temporary.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Commercial and industrial	$340,650	$360,501
Agricultural and farmland	205,041	209,875
Commercial real estate - owner occupied	239,805	255,074
Commercial real estate - non-owner occupied	552,262	533,910
Multi-family	191,646	135,925
Construction and land development	210,939	237,275
One-to-four family residential	321,947	313,108
Municipal, consumer, and other	108,724	98,589
Total loans, before allowance for loan losses	2,171,014	2,144,257
Allowance for loan losses	(22,761)	(20,509)
Loans, net of allowance for loan losses	$2,148,253	$2,123,748

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables detail activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended September 30, 2019	Industrial	Farmland	Occupied	Occupied	Multi‑Family	Development	Residential	Other	Total
Allowance for loan losses:	(dollars in thousands)
Balance, June 30, 2019	$5,187	$2,862	$2,487	$2,721	$1,153	$3,723	$3,569	$840	$22,542
Provision for loan losses	(915)	(133)	(482)	521	(182)	(601)	(692)	3,168	684
Charge-offs	(32)	—	(216)	(111)	(41)	—	(387)	(150)	(937)
Recoveries	313	—	26	5	—	1	42	85	472
Balance, September 30, 2019	$4,553	$2,729	$1,815	$3,136	$930	$3,123	$2,532	$3,943	$22,761

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended September 30, 2018	Industrial	Farmland	Occupied	Occupied	Multi‑Family	Development	Residential	Other	Total
Allowance for loan losses:	(dollars in thousands)
Balance, June 30, 2018	$4,927	$2,375	$1,616	$2,930	$920	$3,345	$3,062	$1,170	$20,345
Provision for loan losses	220	319	47	(36)	(13)	365	213	123	1,238
Charge-offs	(43)	—	(44)	—	—	—	(439)	(136)	(662)
Recoveries	30	—	45	5	—	2	109	59	250
Balance, September 30, 2018	$5,134	$2,694	$1,664	$2,899	$907	$3,712	$2,945	$1,216	$21,171

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Nine Months Ended September 30, 2019	Industrial	Farmland	Occupied	Occupied	Multi‑Family	Development	Residential	Other	Total
Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2018	$3,748	$2,650	$2,506	$2,644	$912	$4,176	$2,782	$1,091	$20,509
Provision for loan losses	700	109	(356)	588	59	(1,478)	541	3,103	3,266
Charge-offs	(315)	(30)	(382)	(111)	(41)	(9)	(1,026)	(522)	(2,436)
Recoveries	420	—	47	15	—	434	235	271	1,422
Balance, September 30, 2019	$4,553	$2,729	$1,815	$3,136	$930	$3,123	$2,532	$3,943	$22,761

			Commercial	Commercial
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Nine Months Ended September 30, 2018	Industrial	Farmland	Occupied	Occupied	Multi‑Family	and Land	Real Estate	Other	Total
Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2017	$5,411	$2,385	$1,510	$2,476	$997	$2,981	$2,723	$1,282	$19,765
Provision for loan losses	(213)	309	149	356	(90)	528	553	199	1,791
Charge-offs	(178)	—	(46)	(69)	—	(53)	(727)	(459)	(1,532)
Recoveries	114	—	51	136	—	256	396	194	1,147
Balance, September 30, 2018	$5,134	$2,694	$1,664	$2,899	$907	$3,712	$2,945	$1,216	$21,171

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category as of September 30, 2019 and December 31, 2018:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
September 30, 2019	Industrial	Farmland	Occupied	Occupied	Multi‑Family	Development	Residential	Other	Total
Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$328,063	$188,068	$218,223	$529,096	$188,715	$204,553	$298,978	$94,654	$2,050,350
Individually evaluated for impairment	10,163	15,860	12,441	3,835	1,334	2,694	11,810	13,970	72,107
Acquired with deteriorated credit quality	2,424	1,113	9,141	19,331	1,597	3,692	11,159	100	48,557
Total	$340,650	$205,041	$239,805	$552,262	$191,646	$210,939	$321,947	$108,724	$2,171,014

Allowance for loan losses:
Collectively evaluated for impairment	$2,044	$2,503	$1,431	$2,761	$921	$1,697	$1,560	$860	$13,777
Individually evaluated for impairment	2,509	73	323	71	—	1,262	853	3,082	8,173
Acquired with deteriorated credit quality	—	153	61	304	9	164	119	1	811
Total	$4,553	$2,729	$1,815	$3,136	$930	$3,123	$2,532	$3,943	$22,761

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2018	Industrial	Farmland	Occupied	Occupied	Multi‑Family	Development	Residential	Other	Total
Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$350,435	$197,414	$226,068	$504,368	$132,379	$229,626	$287,173	$98,059	$2,025,522
Individually evaluated for impairment	7,488	11,295	19,202	7,820	1,678	3,331	12,837	416	64,067
Acquired with deteriorated credit quality	2,578	1,166	9,804	21,722	1,868	4,318	13,098	114	54,668
Total	$360,501	$209,875	$255,074	$533,910	$135,925	$237,275	$313,108	$98,589	$2,144,257

Allowance for loan losses:
Collectively evaluated for impairment	$2,188	$2,611	$1,423	$2,566	$640	$2,024	$1,464	$1,024	$13,940
Individually evaluated for impairment	1,554	39	1,066	73	267	1,714	1,265	67	6,045
Acquired with deteriorated credit quality	6	—	17	5	5	438	53	—	524
Total	$3,748	$2,650	$2,506	$2,644	$912	$4,176	$2,782	$1,091	$20,509

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans as of September 30, 2019 and December 31, 2018:

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
September 30, 2019	Balance	Investment	Allowance	Investment	Recognized
With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$4,902	$4,902	$2,509	$5,081	$115
Agricultural and farmland	490	490	73	404	12
Commercial real estate - owner occupied	1,953	1,953	323	1,998	90
Commercial real estate - non-owner occupied	101	100	71	102	5
Multi-family	—	—	—	—	—
Construction and land development	2,591	2,590	1,262	2,842	131
One-to-four family residential	2,095	2,087	853	2,091	65
Municipal, consumer, and other	9,202	9,175	3,082	9,202	103
Total	$21,334	$21,297	$8,173	$21,720	$521

With no related allowance:
Commercial and industrial	$5,258	$5,261	$—	$5,681	$150
Agricultural and farmland	15,369	15,370	—	15,889	352
Commercial real estate - owner occupied	10,479	10,488	—	10,640	360
Commercial real estate - non-owner occupied	3,730	3,735	—	4,000	111
Multi-family	1,337	1,334	—	1,349	9
Construction and land development	105	104	—	107	3
One-to-four family residential	9,751	9,723	—	10,107	194
Municipal, consumer, and other	4,809	4,795	—	4,871	71
Total	$50,838	$50,810	$—	$52,644	$1,250

Total:
Commercial and industrial	$10,160	$10,163	$2,509	$10,762	$265
Agricultural and farmland	15,859	15,860	73	16,293	364
Commercial real estate - owner occupied	12,432	12,441	323	12,638	450
Commercial real estate - non-owner occupied	3,831	3,835	71	4,102	116
Multi-family	1,337	1,334	—	1,349	9
Construction and land development	2,696	2,694	1,262	2,949	134
One-to-four family residential	11,846	11,810	853	12,198	259
Municipal, consumer, and other	14,011	13,970	3,082	14,073	174
Total	$72,172	$72,107	$8,173	$74,364	$1,771

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
December 31, 2018	Balance	Investment	Allowance	Investment	Recognized
With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,833	$2,833	$1,554	$4,274	$106
Agricultural and farmland	406	406	39	566	16
Commercial real estate - owner occupied	2,323	2,322	1,066	3,574	67
Commercial real estate - non-owner occupied	103	103	73	640	7
Multi-family	1,362	1,362	267	1,472	66
Construction and land development	3,136	3,135	1,714	2,593	161
One-to-four family residential	3,022	3,008	1,265	3,377	82
Municipal, consumer, and other	230	231	67	302	5
Total	$13,415	$13,400	$6,045	$16,798	$510

With no related allowance:
Commercial and industrial	$4,651	$4,655	$—	$5,093	$59
Agricultural and farmland	10,888	10,889	—	8,815	526
Commercial real estate - owner occupied	16,891	16,880	—	12,217	384
Commercial real estate - non-owner occupied	7,715	7,717	—	7,110	147
Multi-family	316	316	—	355	17
Construction and land development	198	196	—	528	3
One-to-four family residential	9,874	9,829	—	10,706	168
Municipal, consumer, and other	184	185	—	297	5
Total	$50,717	$50,667	$—	$45,121	$1,309

Total:
Commercial and industrial	$7,484	$7,488	$1,554	$9,367	$165
Agricultural and farmland	11,294	11,295	39	9,381	542
Commercial real estate - owner occupied	19,214	19,202	1,066	15,791	451
Commercial real estate - non-owner occupied	7,818	7,820	73	7,750	154
Multi-family	1,678	1,678	267	1,827	83
Construction and land development	3,334	3,331	1,714	3,121	164
One-to-four family residential	12,896	12,837	1,265	14,083	250
Municipal, consumer, and other	414	416	67	599	10
Total	$64,132	$64,067	$6,045	$61,919	$1,819

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status as of September 30, 2019 and December 31, 2018:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
September 30, 2019	Current	Past Due	Past Due	Nonaccrual	Loans
	(dollars in thousands)
Commercial and industrial	$334,983	$811	$29	$4,827	$340,650
Agricultural and farmland	198,506	370	—	6,165	205,041
Commercial real estate - owner occupied	235,322	3,118	184	1,181	239,805
Commercial real estate - non-owner occupied	551,393	225	66	578	552,262
Multi-family	190,157	—	155	1,334	191,646
Construction and land development	210,746	140	—	53	210,939
One-to-four family residential	314,807	2,145	357	4,638	321,947
Municipal, consumer, and other	108,256	267	—	201	108,724
Total loans	$2,144,170	$7,076	$791	$18,977	$2,171,014

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2018	Current	Past Due	Past Due	Nonaccrual	Loans
	(dollars in thousands)
Commercial and industrial	$356,481	$122	$1,747	$2,151	$360,501
Agricultural and farmland	207,791	108	—	1,976	209,875
Commercial real estate - owner occupied	249,698	538	184	4,654	255,074
Commercial real estate - non-owner occupied	532,241	1,058	—	611	533,910
Multi-family	134,368	1,361	196	—	135,925
Construction and land development	236,798	82	—	395	237,275
One-to-four family residential	304,439	2,154	600	5,915	313,108
Municipal, consumer, and other	97,998	380	37	174	98,589
Total loans	$2,119,814	$5,803	$2,764	$15,876	$2,144,257

The following tables present total loans by category based on their assigned risk ratings determined by management as of September 30, 2019 and December 31, 2018:

September 30, 2019	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$306,285	$22,524	$11,841	$—	$340,650
Agricultural and farmland	178,777	9,577	16,687	—	205,041
Commercial real estate - owner occupied	206,456	21,122	12,227	—	239,805
Commercial real estate - non-owner occupied	503,137	46,735	2,390	—	552,262
Multi-family	188,392	1,765	1,489	—	191,646
Construction and land development	202,554	5,233	3,152	—	210,939
One-to-four family residential	294,322	14,072	13,553	—	321,947
Municipal, consumer, and other	94,336	417	13,971	—	108,724
Total loans	$1,974,259	$121,445	$75,310	$—	$2,171,014

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2018	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$315,815	$35,176	$9,510	$—	$360,501
Agricultural and farmland	185,598	12,116	12,161	—	209,875
Commercial real estate - owner occupied	217,017	17,845	20,212	—	255,074
Commercial real estate - non-owner occupied	486,859	39,231	7,820	—	533,910
Multi-family	131,583	2,468	1,874	—	135,925
Construction and land development	227,775	5,663	3,837	—	237,275
One-to-four family residential	282,704	14,599	15,805	—	313,108
Municipal, consumer, and other	97,668	497	424	—	98,589
Total loans	$1,945,019	$127,595	$71,643	$—	$2,144,257

The following tables present the financial effect of troubled debt restructurings for the three months ended September 30, 2019 and 2018:

				Charge-offs
		Recorded Investment		and Specific
Three Months Ended September 30, 2019	Number	Pre-Modification	Post-Modification	Reserves
	(dollars in thousands)
One-to-four family residential	1	$21	$21	—

				Charge-offs
		Recorded Investment		and Specific
Three Months Ended September 30, 2018	Number	Pre-Modification	Post-Modification	Reserves
	(dollars in thousands)
Commercial and industrial	1	$120	$120	$35
Agricultural and farmland	1	171	171	—
Commercial real estate - owner occupied	2	5,173	5,189	47
One-to-four family residential	2	898	897	421
Total	6	$6,362	$6,377	$503

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the financial effect of troubled debt restructurings for the nine months ended September 30, 2019 and 2018:

				Charge-offs
		Recorded Investment		and Specific
Nine Months Ended September 30, 2019	Number	Pre-Modification	Post-Modification	Reserves
	(dollars in thousands)
Commercial and industrial	3	$516	$516	$—
Agricultural and farmland	2	392	392	—
Commercial real estate - owner occupied	1	170	170	—
One-to-four family residential	1	21	21	—
Total	7	$1,099	$1,099	$—

				Charge-offs
		Recorded Investment		and Specific
Nine Months Ended September 30, 2018	Number	Pre-Modification	Post-Modification	Reserves
	(dollars in thousands)
Commercial and industrial	2	$296	$296	$157
Agricultural and farmland	1	171	171	—
Commercial real estate - owner occupied	2	5,173	5,189	47
One-to-four family residential	4	1,230	1,255	480
Total	9	$6,870	$6,911	$684

During the three and nine months ended September 30, 2019 and 2018, all troubled debt restructurings were the result of a payment concession.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three and nine months ended September 30, 2019 and 2018, respectively. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of September 30, 2019 and December 31, 2018, the Company had $9,919,000 and $13,362,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Beginning balance	$1,633	$1,474	$2,101	$2,723
Reclassification from non-accretable difference	129	179	536	608
Accretion income	(231)	(691)	(1,106)	(2,369)
Ending balance	$1,531	$962	$1,531	$962

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, not included in the accompanying consolidated balance sheets, amounted to $1,164,738,000 and $1,229,953,000 as of September 30, 2019 and December 31, 2018, respectively. Activity in mortgage servicing rights is as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Beginning balance	$8,796	$10,656	$10,918	$10,289
Capitalized servicing rights	344	259	720	687
Fair value adjustment	(1,204)	(352)	(3,702)	(413)
Ending balance	$7,936	$10,563	$7,936	$10,563

NOTE 6 – FORECLOSED ASSETS

Foreclosed assets activity is as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Beginning balance	$9,707	$11,916	$9,559	$16,545
Transfers from loans	27	—	1,788	1,889
Capitalized improvements	41	—	41	—
Proceeds from sales	(3,173)	(1,545)	(4,142)	(6,092)
Sales through loan origination	—	—	(360)	(1,174)
Net gain (loss) on sales	135	39	240	(281)
Direct write-downs	(163)	(234)	(552)	(711)
Ending balance	$6,574	$10,176	$6,574	$10,176

Gains (losses) on foreclosed assets shown on the consolidated statements of income include net gains (losses) on sales, direct write-downs, gains on foreclosure, and guarantee reimbursements. During the nine months ended September 30, 2019, gains (losses) on foreclosed assets also include a gain on settlement of $375,000. There were no gains on settlement recognized in gains (losses) on foreclosed assets during for the three months ended September 30, 2019 and 2018 or the nine months ended September 30, 2018.

The carrying value of foreclosed one-to-four family residential real estate property as of September 30, 2019 and December 31, 2018, was $2,268,000 and $2,558,000, respectively. As of September 30, 2019, there were 16 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $725,000. As of December 31, 2018, there were 14 residential real estate loans in the process of foreclosure totaling approximately $1,097,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEPOSITS

The Company’s interest-bearing deposits are summarized below as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Interest-bearing demand	$800,471	$856,919
Money market	463,444	427,730
Savings	426,707	421,698
Time	364,120	424,747
Total interest-bearing deposits	$2,054,742	$2,131,094

Money market deposits include $16,315,000 and $20,512,000 of reciprocal transaction deposits as of September 30, 2019 and December 31, 2018, respectively. Time deposits include $3,534,000 and $4,895,000 of reciprocal time deposits as of September 30, 2019 and December 31, 2018, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $32,075,000 and $36,875,000 as of September 30, 2019 and December 31, 2018, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $124,850,000 and $153,717,000 as of September 30, 2019 and December 31, 2018, respectively.

The components of interest expense on deposits for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Interest-bearing demand	$347	$377	$1,175	$964
Money market	497	165	1,356	491
Savings	70	70	207	213
Time	1,086	1,007	3,356	2,547
Total interest expense on deposits	$2,000	$1,619	$6,094	$4,215

NOTE 8 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of September 30, 2019 and December 31, 2018. Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of September 30, 2019 and December 31, 2018 was $528,250,000 and $538,537,000, respectively. As of September 30, 2019 and December 31, 2018, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Banks’ participation in the FHLB’s Mortgage Partnership Finance Program.

The Banks also have available a line of credit from the FHLB with available borrowings based on the collateral pledged. There was no outstanding balance under the line of credit as of September 30, 2019 and December 31, 2018. The line, when drawn upon, is due on demand and bears interest at a variable rate.

Lincoln Bank also has available a line of credit from the Federal Reserve Bank of Chicago (FRB) with available borrowings based on the collateral pledged. As of September 30, 2019 and December 31, 2018, the carrying

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

value of securities pledged amounted to $520,000 and $490,000, respectively. There was no outstanding balance under the line of credit as of September 30, 2019 and December 31, 2018. The line, when drawn upon, is due on demand and bears interest at a variable rate.

NOTE 9 – SUBORDINATED DEBENTURES

Five subsidiary business trusts of the Company have issued floating rate capital securities (“capital securities”) which are guaranteed by the Company.

The Company owns all of the outstanding stock of the five subsidiary business trusts. The trusts used the proceeds from the issuance of their capital securities to buy floating rate junior subordinated deferrable interest debentures (“debentures”) issued by the Company. These debentures are the only assets of the trusts and the interest payments from the debentures finance the distributions paid on the capital securities. The debentures are unsecured and rank junior and subordinate in the right of payment to all senior debt of the Company.

The trusts are not consolidated in the Company’s financial statements.

The carrying value of subordinated debentures are summarized as follows:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	4,574	4,525
Total	$37,566	$37,517

The National Bancorp Statutory Trust I debenture was assumed through a business combination and has a contractual obligation of $5,773,000.

The interest rates on the subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date immediately preceding each Distribution Payment Date specific to each subordinated debenture, plus a fixed percentage. The interest rates and maturities of the subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		September 30,	December 31,	Maturity
	Interest Rate		2019	2018	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	5.05%	5.19%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53%	3.65%	4.32%	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35%	3.47%	4.14%	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80%	5.10%	5.24%	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90%	5.02%	5.69%	December 31, 2037

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events in default, to defer payments of interest on the debentures at any time by

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

extending the interest payment period for a period not exceeding 10 quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. The capital securities are subject to mandatory redemption upon payment of the debentures and carry an interest rate identical to that of the related debenture. The debentures maturity dates may be shortened if certain conditions are met, or at any time within 90 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of the debentures or the capital securities. If the debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The Company has the right to terminate each Capital Trust and cause the debentures to be distributed to the holders of the capital securities in liquidation of such trusts.

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of September 30, 2019 and December 31, 2018, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are negotiated contracts entered into by two issuing counterparties containing specific agreement terms, including the underlying instrument, amount, exercise price, and maturities.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative financial instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings and variable-rate loans.

The derivatives and hedge accounting guidance requires that the Company recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. In accordance with this guidance, the Company designated certain interest rate swaps on variable-rate borrowings and variable-rate loans as cash flow hedges. The gain or loss on interest rate swaps designated as cash flow hedging instruments are reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

During 2018 and the three months ended March 31, 2019, the Company had an interest rate swap contract with a notional amount of $10,000,000 designated as a cash flow hedge on variable-rate loans. Beginning April 1, 2019, this hedging relationship was no longer considered highly effective, and the Company discontinued hedge accounting. In accordance with hedge accounting guidance, the net unrealized gain associated with the discontinued hedging relationship, recorded within accumulated other comprehensive income, will be reclassified into earnings on a level yield basis through April 7, 2020, the period the hedged forecasted transactions affect earnings. On June 25, 2019, the Company cancelled the interest rate swap agreement and received $174,000 to settle the financial instrument. As of September 30, 2019, the remaining unrealized gain recognized as a component of accumulated other comprehensive income was $76,000.

As of September 30, 2019, the Company also had interest rate swap contracts with a total notional amount of $17,000,000 designated as a cash flow hedge on variable-rate borrowings. As of September 30, 2019, these interest rate swap contracts had contractual maturities between 2024 and 2025. As of September 30, 2019, the Company had cash pledged of $960,000, held on deposit at counterparties.

The Company also entered into interest rate swap contracts with several borrowers on variable-rate loans, on which the Company has offsetting interest rate swap contracts. These interest rate swap contracts with borrowers have a total notional value of $117,660,000 and $112,947,000 as of September 30, 2019 and

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2018, respectively, and the offsetting interest rate swap contracts entered into by the Company have a total notional value of $117,660,000 and $112,947,000 as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the interest rate swap contracts with borrowers on variable-rate loans had contractual maturities between 2022 and 2042. As of September 30, 2019 and December 31, 2018, the Company had $12,758,000 and $589,000, respectively, of securities pledged and held in safekeeping at the counterparty. While these interest rate swap derivatives generally worked together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

As of September 30, 2019 and December 31, 2018, the fair values of the Company’s derivative instrument assets and liabilities related to interest rate swap contracts are summarized as follows:

	September 30, 2019	December 31, 2018
Designated as cash flow hedges:	(dollars in thousands)
Fair value recorded in other assets	$—	$151
Fair value recorded in other liabilities	(898)	—
Total	$(898)	$151

Not designated as hedging instruments:
Fair value recorded in other assets	$11,766	$3,074
Fair value recorded in other liabilities	(11,766)	(3,074)
Total	$—	$—

For the three and nine months ended September 30, 2019 and 2018, the effect of interest rate contracts designated as cash flow hedges on the consolidated statements of income are summarized as follows:.

Location of gross gain (loss) reclassified
from accumulated other	Amounts of gross gain (loss) reclassified from
comprehensive income to income	accumulated other comprehensive income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$33	$39	$83	$137
Subordinated debentures interest expense	(9)	—	(7)	—
Total	$24	$39	$76	$137

For the three and nine months ended September  30, 2019 and 2018, the effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$4,151	$136	$10,196	$1,459
Gross losses	(4,151)	(136)	(10,159)	(1,459)
Net gains (losses)	$—	$—	$37	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Unrealized Gains (Losses)
	on Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total
	(dollars in thousands)
Three Months Ended September 30, 2019
Balance, June 30, 2019	$8,063	$(37)	$(590)	$7,436
Other comprehensive income (loss)
before reclassifications	1,289	—	(208)	1,081
Reclassifications	—	(62)	(24)	(86)
Other comprehensive income (loss)	1,289	(62)	(232)	995
Balance, September 30, 2019	$9,352	$(99)	$(822)	$8,431

Three Months Ended September 30, 2018
Balance, June 30, 2018	$(10,672)	$316	$206	$(10,150)
Other comprehensive loss
before reclassifications	(3,196)	—	(13)	(3,209)
Reclassifications	(262)	(99)	(39)	(400)
Other comprehensive loss	(3,458)	(99)	(52)	(3,609)
Balance, September 30, 2018	$(14,130)	$217	$154	$(13,759)

Nine Months Ended September 30, 2019
Balance, December 31, 2018	$(4,561)	$122	$151	$(4,288)
Other comprehensive income (loss)
before reclassifications	13,913	—	(897)	13,016
Reclassifications	—	(221)	(76)	(297)
Other comprehensive income (loss)	13,913	(221)	(973)	12,719
Balance, September 30, 2019	$9,352	$(99)	$(822)	$8,431

Nine Months Ended September 30, 2018
Balance, December 31, 2017	$(1,288)	$504	$409	$(375)
Adoption of ASU 2016-01	(122)	—	—	(122)
Other comprehensive income (loss)
before reclassifications	(12,458)	—	(118)	(12,576)
Reclassifications	(262)	(287)	(137)	(686)
Other comprehensive loss	(12,720)	(287)	(255)	(13,262)
Balance, September 30, 2018	$(14,130)	$217	$154	$(13,759)

The amounts reclassified from accumulated other comprehensive income (loss) for unrealized gains (losses) on securities available-for-sale are included in gain (loss) on securities in the accompanying consolidated statements of income.

The amounts reclassified from accumulated other comprehensive income (loss) for unrealized gains on securities held-to-maturity are included in securities interest income in the accompanying consolidated statements of income.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amounts reclassified from accumulated other comprehensive income (loss) for the fair value of derivative instruments represent net interest payments received or made on derivatives designated as cash flow hedges. See Note 10 for additional information.

NOTE 12 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (the SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved termination of the SERP agreements, and each participant will receive a lump sum payment equal to the present value of any remaining installment payments, payable in June 2020. As of September 30, 2019 and December 31, 2018, the deferred compensation liability for the SERP was $13,201,000 and $9,179,000, respectively. During the three months ended September 30, 2019 and 2018, the Company recognized deferred compensation expense for the SERP of $968,000 and $126,000, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized deferred compensation expense for the SERP of $4,533,000 and $379,000, respectively.

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The Company sponsored a Stock Appreciation Rights Plan (the SAR Plan) which, as of September 30, 2019 authorized the issuance of performance shares (units) to certain key employees and directors as approved by the Board of Directors. Upon issuance, each unit was assigned a value equal to the price per share of the Company’s stock as determined by an independent appraisal subject to approval by the Board of Directors. The units were revalued each year thereafter based on an independent appraisal. As of December 31, 2018, all outstanding units were fully vested and were subsequently exercised during 2019.

In June 2019, the Company adopted, subject to stockholder approval, the HBT Financial, Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The stockholders approved the Omnibus Incentive Plan on October 9, 2019. The Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock available for issuance under the Omnibus Incentive Plan is 1,820,000 shares.

On September 1, 2019, the Company granted 110,160 units to certain key employees, at a grant date assigned value of $25.75 per unit.  Of the units granted on September 1, 2019, 79,560 units were fully vested on the grant date and 30,600 units vest ratably over a 4-year period.

Units are classified as liabilities. As of September 30, 2019 there was no liability recorded for the outstanding units. As of December 31, 2018, the liability recorded for the outstanding units was $1,884,000. During the three months ended September 30, 2019 and 2018, the Company recognized $64,000 and $482,000 as compensation expense, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized $(51,000) and $540,000 as compensation expense, respectively. As of September 30, 2019 and December 31, 2018, there was no unrecognized compensation cost related to non-vested stock-based compensation agreements.

As of September 30, 2019, the liability recorded for previously exercised units was $1,674,000, which will be paid in five equal annual installments beginning in 2019 or 2020. As of December 31, 2018, the liability recorded for previously exercised units was $176,000 and was paid in 2019.

Subsequent to September 30, 2019, in conjunction with the initial public offering, the grant date assigned value of all outstanding units with a grant date assigned value of $25.75 was adjusted to $16.32, reflecting a decrease

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

per unit equal to the $9.43 per share special dividend paid to shareholders of record prior to the initial public offering.

A summary of the status of awards as of September 30, 2019 and December 31, 2018, and changes during the three and nine months ended September 30, 2019 and 2018, is as follows:

Three Months Ended September 30, 2019	Units	Weighted Average Grant Date Assigned Value
Outstanding, June 30, 2019	42,840	$7.46
Granted	110,160	25.75
Exercised	(42,840)	7.46
Forfeited	—	—
Outstanding, September 30, 2019	110,160	$25.75

Three Months Ended September 30, 2018
Outstanding, June 30, 2018	91,800	$5.73
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2018	91,800	$5.73

Nine Months Ended September 30, 2019
Outstanding, December 31, 2018	91,800	$5.73
Granted	110,160	25.75
Exercised	(91,800)	5.73
Forfeited	—	—
Outstanding, September 30, 2019	110,160	$25.75

Nine Months Ended September 30, 2018
Outstanding, December 31, 2017	116,280	$5.66
Granted	—	—
Exercised	(24,480)	5.43
Forfeited	—	—
Outstanding, September 30, 2018	91,800	$5.73

Exercisable, September 30, 2019	79,560	$25.75
Exercisable, December 31, 2018	91,800	$5.73

A further summary of awards outstanding as of September 30, 2019, is as follows:

	Units	Units
Range of Grant Date Assigned Values	Outstanding	Exercisable
$ 25.75	110,160	79,560

NOTE 14 – REGULATORY MATTERS

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. As allowed

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

under the new regulations, the Banks and Company elected to exclude accumulated other comprehensive income, including unrealized gains and losses on securities, in the computation of regulatory capital.

The ability of the Company to pay dividends to its stockholders is dependent upon the ability of the Banks to pay dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. Under the Basel III regulations, a capital conservation buffer calculation will phase in over five years which limits allowable bank dividends if regulatory capital ratios fall below specific thresholds. As of September 30, 2019 and December 31, 2018, the capital conservation buffer was 2.5% and 1.875%, respectively.

HBT Financial, Inc. (on a consolidated basis) and the Banks are each subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of HBT Financial, Inc. and the Banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HBT Financial, Inc. and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Management believes, as of September 30, 2019 and December 31, 2018, that HBT Financial, Inc. and the Banks each met all capital adequacy requirements to which they are subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of HBT Financial, Inc. (consolidated) and the Banks are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$371,681	14.88%	$199,798	8.00%	N/A	N/A
Heartland Bank	$329,689	14.30%	$184,457	8.00%	$230,572	10.00%
Lincoln Bank	$37,349	19.88%	$15,031	8.00%	$18,789	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$348,920	13.97%	$149,848	6.00%	N/A	N/A
Heartland Bank	$309,145	13.41%	$138,343	6.00%	$184,457	8.00%
Lincoln Bank	$35,132	18.70%	$11,274	6.00%	$15,031	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$312,519	12.51%	$112,386	4.50%	N/A	N/A
Heartland Bank	$309,145	13.41%	$103,757	4.50%	$149,871	6.50%
Lincoln Bank	$35,132	18.70%	$8,455	4.50%	$12,213	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$348,920	11.02%	$126,601	4.00%	N/A	N/A
Heartland Bank	$309,145	11.00%	$112,366	4.00%	$140,458	5.00%
Lincoln Bank	$35,132	9.96%	$14,104	4.00%	$17,631	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$372,472	14.99%	$198,730	8.00%	N/A	N/A
Heartland Bank	$332,391	14.44%	$184,127	8.00%	$230,159	10.00%
Lincoln Bank	$38,059	21.02%	$14,488	8.00%	$18,110	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$351,963	14.17%	$149,047	6.00%	N/A	N/A
Heartland Bank	$313,406	13.62%	$138,095	6.00%	$184,127	8.00%
Lincoln Bank	$36,535	20.17%	$10,866	6.00%	$14,488	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$315,611	12.71%	$111,785	4.50%	N/A	N/A
Heartland Bank	$313,406	13.62%	$103,572	4.50%	$149,603	6.50%
Lincoln Bank	$36,535	20.17%	$8,150	4.50%	$11,772	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$351,963	10.80%	$130,393	4.00%	N/A	N/A
Heartland Bank	$313,406	11.03%	$113,668	4.00%	$142,085	5.00%
Lincoln Bank	$36,535	10.21%	$14,319	4.00%	$17,899	5.00%

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements are summarized in Note 1 to the Company’s annual consolidated financial statements  included in the prospectus filed with the SEC on October 11, 2019. There were no transfers between levels during the three and nine months ended September 30, 2019 and 2018. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balances of the assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

September 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. government agency	$—	$39,574	$—	$39,574
Municipal	—	152,499	—	152,499
Mortgage-backed:
Agency residential	—	218,246	—	218,246
Agency commercial	—	129,449	—	129,449
Private-label	—	22	—	22
Corporate	—	78,330	—	78,330
Equity securities with readily determinable fair values	3,251	—	—	3,251
Mortgage servicing rights	—	—	7,936	7,936
Derivative financial assets	—	11,766	—	11,766
Derivative financial liabilities	—	12,664	—	12,664

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. government agency	$—	$46,866	$—	$46,866
Municipal	—	161,450	—	161,450
Mortgage-backed:
Agency residential	—	234,303	—	234,303
Agency commercial	—	150,081	—	150,081
Private-label	—	256	—	256
Corporate	—	86,570	—	86,570
Equity securities with readily determinable fair values	3,081	—	—	3,081
Mortgage servicing rights	—	—	10,918	10,918
Derivative financial assets	—	3,225	—	3,225
Derivative financial liabilities	—	3,074	—	3,074

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2018 to September 30, 2019.

Investment Securities

When available, the Company uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Company’s securities where quoted prices are not available for identical securities in an active market, the Company determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace. Fair values from these models are verified, where possible, against quoted market prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2. However, when prices from

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

independent sources vary, cannot be obtained or cannot be corroborated, a security is generally classified as Level 3. The change in fair value of securities available-for-sale is recorded through an adjustment to the consolidated statement of comprehensive income. The change in fair value of equity securities with readily determinable fair values is recorded through an adjustment to the consolidated statement of income.

Derivative Financial Instruments

Interest rate swap agreements are carried at fair value as determined by dealer valuation models. Based on the inputs used, the derivative financial instruments subjected to recurring fair value adjustments are classified as Level 2. For derivative financial instruments designated as a hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statement of comprehensive income. For derivative financial instruments not designated as a hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statement of income.

Mortgage Servicing Rights

The Company has elected to record its mortgage servicing rights at fair value. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced as calculated by an independent third party. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds and discount rates. Due to the nature of the valuation inputs, mortgage servicing rights are classified in Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the consolidated statement of income.

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

September 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$7,936	Discounted cash flows	Constant pre-payment rates (CPR)	7.1% to 68.5% (14.1%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$10,918	Discounted cash flows	Constant pre-payment rates (CPR)	7.5% to 87.6% (8.9%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balances of the assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

September 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Loans held for sale	$—	$7,608	$—	$7,608
Collateral-dependent impaired loans	—	—	13,124	13,124
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	6,574	6,574

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Loans held for sale	$—	$2,800	$—	$2,800
Collateral-dependent impaired loans	—	—	7,355	7,355
Bank premises held for sale	—	—	749	749
Foreclosed assets	—	—	9,559	9,559

Loans Held for Sale

Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically, these quotes include a premium on the sale and thus these quotes indicate fair value of the held for sale loans is greater than cost.

Collateral-dependent Impaired Loans

In accordance with the provisions of the loan impairment guidance, impairment was measured for loans which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The fair value of collateral-dependent impaired loans is estimated based on the fair value of the underlying collateral supporting the loan. Collateral-dependent impaired loans require classification in the fair value hierarchy. Impaired loans include loans acquired with deteriorated credit quality. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

Bank Premises Held for Sale

Bank premises held for sale are recorded at the lower of cost or fair value, less estimated selling costs, at the date classified as held for sale. Values are estimated using Level 3 inputs based on appraisals and customized discounting criteria. The carrying value of bank premises held for sale is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.

Foreclosed Assets

Foreclosed assets are recorded at fair value based on property appraisals, less estimated selling costs, at the date of the transfer. Subsequent to the transfer, foreclosed assets are carried at the lower of cost or fair value, less estimated selling costs. Values are estimated using Level 3 inputs based on appraisals and customized discounting criteria. The carrying value of foreclosed assets is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Collateral-Dependent Impaired Loans, Bank Premises Held for Sale, and Foreclosed Assets

The estimated fair value of collateral-dependent impaired loans, bank premises held for sale, and foreclosed assets is based on the appraised fair value of the collateral, less estimated costs to sell. Collateral-dependent impaired loans, bank premises held for sale, and foreclosed assets are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or a similar evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals or a similar evaluation of the collateral underlying collateral-dependent loans and foreclosed assets are obtained at the time a loan is first considered impaired or a loan is transferred to foreclosed assets. Appraisals or a similar evaluation of bank premises held for sale are obtained when first classified as held for sale. Appraisals or similar evaluations are obtained subsequently as deemed necessary by management but at least annually on foreclosed assets and bank premises held for sale. Appraisals are reviewed for accuracy and consistency by management. Appraisals are performed by individuals selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated costs to sell. These discounts and estimates are developed by management by comparison to historical results.

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands).

September 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$13,124	Appraisal of collateral	Appraisal adjustments	20% to 40% (25%)
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	6,574	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$7,355	Appraisal of collateral	Appraisal adjustments	20% to 40% (25%)
Bank premises held for sale	749	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	9,559	Appraisal	Appraisal adjustments	7% (7%)

Other Fair Value Methods

The following methods and assumptions were used by the Company in estimating fair value disclosures of its other financial instruments. There were no changes in the methods and significant assumptions used to estimate the fair value of these financial instruments.

Cash and Cash Equivalents

The carrying amounts of these financial instruments approximate their fair values.

Interest-bearing Time Deposits with Banks

The carrying values of interest-bearing time deposits with banks approximate their fair values.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

Loans

The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Company believes are consistent with discounts in the market place. Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as commercial and industrial, agricultural and farmland, commercial real estate - owner occupied, commercial real estate - non-owner occupied, multi-family, construction and land development, one-to-four family residential, and municipal, consumer, and other. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also includes other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

Investments in Unconsolidated Subsidiaries

The fair values of the Company’s investments in unconsolidated subsidiaries are presumed to approximate carrying amounts.

Time Deposits

Fair values of certificates of deposit with stated maturities have been estimated using the present value of estimated future cash flows discounted at rates currently offered for similar instruments. Time deposits also include public funds time deposits.

Securities Sold Under Agreements to Repurchase

The fair values of repurchase agreements with variable interest rates are presumed to approximate their recorded carrying amounts.

Subordinated Debentures

The fair values of subordinated debentures are estimated using discounted cash flow analyses based on rates observed on recent debt issuances by other financial institutions.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018:

	Fair Value	September 30, 2019		December 31, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$154,941	$154,941	$186,879	$186,879
Interest-bearing time deposits with banks	Level 1	248	248	248	248
Securities held-to-maturity	Level 2	99,861	102,378	121,715	121,506
Restricted stock	Level 3	2,425	2,425	2,719	2,719
Loans, net	Level 3	2,148,253	2,185,888	2,123,748	2,125,698
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	14,816	14,816	15,300	15,300

Financial liabilities:
Time deposits	Level 3	364,120	362,593	424,747	419,333
Securities sold under agreements to repurchase	Level 2	32,267	32,267	46,195	46,195
Subordinated debentures	Level 3	37,566	31,754	37,517	32,149
Accrued interest payable	Level 2	1,172	1,172	1,207	1,207

The Company estimated the fair value of lending related commitments as described in Note 16 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Financial Instruments

The Banks are party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Such commitments and conditional obligations were as follows as of September 30, 2019 and December 31, 2018:

	Contractual Amount
	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Commitments to extend credit	$542,620	$524,112
Standby letters of credit	8,666	10,358

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Banks upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant, and equipment, and income-producing properties.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those standby letters of credit are primarily issued to support extensions of credit. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Banks secure the standby letters of credit with the same collateral used to secure the related loan.

Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its consolidated subsidiaries.

The following is management’s discussion and analysis of the financial condition as of September 30, 2019 (unaudited), as compared with December 31, 2018, and the results of operations for the three months and nine months ended September 30, 2019 and 2018 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10‑Q, as well as the Company’s audited consolidated financial statements included in the Company’s prospectus filed with the Securities and Exchange Commission (SEC) on October 11, 2019. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be attained for any other period.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, expenses, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to: our asset quality and any loan charge-offs; the composition of our loan portfolio; time and effort necessary to resolve nonperforming assets; environmental liability associated with our lending activities; the effects of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, and our loan originations, and our modeling estimates relating to interest rate changes; our access to sources of liquidity and capital to address our liquidity needs; our inability to receive dividends from our Banks, pay dividends to our common stockholders or satisfy obligations as they become due; the effects of problems encountered by other financial institutions; our ability to achieve organic loan and deposit growth and the composition of such growth; our ability to attract and retain skilled employees or changes in our management personnel; any failure or interruption of our information and communications systems; our ability to identify and address cybersecurity risks; the effects of the failure of any component of our business infrastructure provided by a third party; our ability to keep pace with technological changes; our ability to successfully develop and commercialize new or enhanced products and services; current and future business, economic and market conditions in the United States generally or in Illinois in particular; the geographic concentration of our operations in the State of Illinois; our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business; our ability to attract and retain customer deposits; our ability to maintain our Banks' reputations; possible impairment of our goodwill and other intangible assets; the impact of, and changes in applicable laws, regulations and accounting standards and policies; our prior status as an S Corp; possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations; the effectiveness of our risk management and internal disclosure controls and procedures; market perceptions associated with certain aspects of our business; the one-time and incremental costs of operating as a standalone public company; our ability to meet our obligations as a public company, including our obligations under Section 404 of Sarbanes-Oxley; and damage to our reputation from any of the factors described above, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q.

These risks and uncertainties, as well as the factors discussed under "Risk Factors," should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

OVERVIEW

HBT Financial, Inc. is a bank holding company headquartered in Bloomington, Illinois. As of September 30, 2019, the Company had total assets of $3.17 billion, total loans held for investment of $2.17 billion, total deposits of $2.70 billion and stockholders’ equity of $348.9 million. Through the Company’s two bank subsidiaries, Heartland Bank and Lincoln Bank, the Company provides a comprehensive suite of business, commercial and retail banking products and services to businesses, families and local governments throughout Central and Northeastern Illinois. We currently operate 61 full-service and three limited-service branch locations, and have a leading deposit share, which we define as a top three deposit share rank, in the majority of our core markets in Central Illinois that we attribute to our long track record of providing relationship-based and personalized service to our customers and communities.

Transaction with Lincoln S.B. Corp

In December 2018, the Company entered into an agreement to exchange 100% of the outstanding stock of Lincoln S.B. Corp, an Illinois corporation headquartered in Lincoln, Illinois for shares of our Series A common stock  (the Lincoln Acquisition). Lincoln Bank was a wholly-owned subsidiary of Lincoln S.B. Corp prior to the consummation of the Lincoln Acquisition. The Company's voting ownership and the voting ownership of Lincoln S.B. Corp were considered under common control on the effective date of the Lincoln Acquisition and for all periods presented in the consolidated financial statements.

The Lincoln Acquisition was accounted for as a change in reporting entity and, accordingly, as the receiving entity, the Company recognized the transfer of the assets and liabilities in connection with the Lincoln Acquisition at their carrying amounts in the accounts of Lincoln S.B. Corp, the transferring entity, on the effective date of the Lincoln Acquisition. The results of operations are reported as though the exchange of equity interests had occurred at the beginning of the periods presented. For similar assets and liabilities accounted for using different accounting methods, the carrying amounts have been retrospectively adjusted to the basis of accounting that used by the Company. Significant intra-entity transactions and accounts have been eliminated in consolidation.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Economic Conditions

The Company's business and financial performance are affected by economic conditions generally in the United States and more directly in the Illinois markets where we primarily operate. The significant economic factors that are most relevant to our business and our financial performance include the general economic conditions in the U.S. and in the Company's markets, unemployment rates, real estate markets, and interest rates.

Interest Rates

Net interest income is our primary source of revenue. Net interest income equals the excess of interest income earned on interest earning assets (including discount accretion on purchased loans plus certain loan fees) over interest expense incurred on interest-bearing liabilities. The level of interest rates as well as the volume and mix of interest-earning assets and interest-bearing liabilities both impact net interest income. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve Board and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve Board’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and, to some degree, by the Federal Reserve Board’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. During 2019, overall market interest rates started to decline. The Federal Open Markets Committee lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points, which we expect to continue to put downwards pressure on our net interest margin. In general, we believe that rate increases will lead to improved net interest margins while rate decreases will result in lower net interest margins.

Credit Trends

We focus on originating loans with appropriate risk / reward profiles. We have a detailed Loan Policy that guides our overall loan origination philosophy and a well-established loan approval process that requires experienced credit officers to approve larger loan relationships. Although we believe our loan approval process and credit review process is a strength that allows us to maintain a high quality loan portfolio, we recognize that credit trends in the markets in which we operate and in our loan portfolio can materially impact our financial condition and performance and that these trends are primarily driven by the economic conditions in our markets.

Competition

Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks in all of our markets and, to a lesser extent, with money center banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies and other financial institutions operating within the areas we serve.  We seek to meet our competition by emphasizing personalized service and efficient decision-making tailored to individual needs. We do not rely on any individual, group, or entity for a material portion of our loans or our deposits.  Recently, we have seen increased competitive pressures on loan rates and terms and increased competition for deposits. Continued loan and deposit pricing pressure may affect our financial results in the future.

Regulatory Environment / Trends

We are subject to extensive regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment also has heightened supervisory expectations in areas such as consumer compliance, the BSA and anti-money laundering compliance, risk management and internal audit. We anticipate that this environment of heightened scrutiny will continue for the industry. As a result of these heightened expectations, we expect to incur additional costs for additional compliance, risk management and audit personnel or professional fees associated with advisors and consultants.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL RESULTS

S Corp Status

Prior to the initial public offering, the Company, with the consent of its stockholders, elected to be taxed under sections of federal and state income tax law as an "S Corporation" which provides that, in lieu of Company income taxes, except for state replacement and franchise taxes, the stockholders separately account for their pro rata shares of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes, other than state replacement and franchise taxes, have been recognized in the accompanying consolidated financial statements. No provision has been made for any amounts which may be advanced or paid as dividends to the stockholders to assist them in paying their personal taxes on the income from the Company.

Effective October 11, 2019, in connection with the initial public offering, the Company revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state income tax rate. In connection with the conversion of tax status, the Company recognized a deferred tax asset of approximately $0.5 million, income tax benefit of approximately $3.3 million, and a reduction in accumulated other comprehensive income of approximately  $2.7 million.

The following table illustrates the impact of being taxed as a C Corporation for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share amounts)
As Reported (S Corporation)
Income before income tax expense	$17,736	$17,833	$51,597	$52,509
Income tax expense	299	241	819	630
Net Income	$17,437	$17,592	$50,778	$51,879

Earnings per share - Basic	$0.97	$0.98	$2.82	$2.87
Earnings per share - Diluted	$0.97	$0.98	$2.82	$2.87

Effective tax rate	1.7%	1.4%	1.6%	1.2%

Pro Forma C Corp Equivalent
Historical income before income tax expense	$17,736	$17,833	$51,597	$52,509
C Corp equivalent income tax expense	4,614	4,605	13,313	13,406
C Corp equivalent net income	$13,122	$13,228	$38,284	$39,103

C Corp equivalent earnings per share - Basic	$0.73	$0.73	$2.12	$2.17
C Corp equivalent earnings per share - Diluted	$0.73	$0.73	$2.12	$2.17

Effective tax rate	26.0%	25.8%	25.8%	25.5%

Weighted Average Shares of Common Stock Outstanding	18,027,512	18,027,512	18,027,512	18,054,011

The C Corp equivalent effective rates reflect a U.S. federal income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018 on corporate federal taxable income. The C Corp equivalent rates also reflect Illinois Corporate Income and Corporate Replacement tax rates of 7.00% and 2.50%, respectively, for the three and nine months ended September 30, 2019 and 2018.

Public Company Costs

Following the completion of the initial public offering, the Company expects to incur additional costs associated with operating as a public company, hiring additional personnel, enhancing technology and expanding capabilities. The Company expects that these costs will include legal, regulatory, accounting, investor relations and other expenses that were not incurred as a private company. Sarbanes-Oxley and rules adopted by the SEC, the FDIC and national securities exchanges require public companies to implement specified corporate governance practices that were inapplicable as a private company.

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures as of and for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share amounts)
Net income	$17,437	$17,592	$50,778	$51,879
C Corp equivalent net income	13,122	13,228	38,284	39,103
Adjusted C Corp equivalent net income(2)	14,343	13,132	43,010	39,329

Share and Per Share Information
Earnings per share - Basic and diluted	$0.97	$0.98	$2.82	$2.87
C Corp equivalent earnings per share - Basic and diluted (1)	0.73	0.73	2.12	2.17
Adjusted C Corp equivalent earnings per share - Basic and diluted (2)	0.80	0.73	2.39	2.18

Ending number shares of common stock outstanding	18,027,512	18,027,512	18,027,512	18,027,512
Weighted average number shares of common stock outstanding	18,027,512	18,027,512	18,027,512	18,054,011

Selected Ratios
Net interest margin *	4.31%	4.22%	4.37%	4.12%
Net interest margin (tax-equivalent basis) * (2)	4.38%	4.31%	4.45%	4.21%
Cost of total deposits *	0.29%	0.23%	0.29%	0.20%

Efficiency ratio	53.94%	52.55%	54.86%	54.22%
Efficiency ratio (tax-equivalent basis) (2)	53.21%	51.69%	54.08%	53.34%

Return on average assets *	2.18%	2.18%	2.10%	2.12%
Return on average stockholders' equity *	20.00%	21.19%	19.63%	21.09%
Return on average tangible common equity * (2)	21.76%	23.27%	21.40%	23.22%

C Corp equivalent return on average assets * (1)	1.64%	1.64%	1.58%	1.60%
C Corp equivalent return on average stockholders' equity * (1)	15.05%	15.93%	14.80%	15.90%
C Corp equivalent return on average tangible common equity* (1) (2)	16.37%	17.49%	16.14%	17.50%

Adjusted C Corp equivalent return on average assets * (2)	1.79%	1.63%	1.78%	1.61%
Adjusted C Corp equivalent return on average stockholders' equity * (2)	16.45%	15.81%	16.63%	15.99%
Adjusted C Corp equivalent return on average tangible common equity * (2)	17.90%	17.37%	18.13%	17.60%

*     Annualized measure.

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period.
(2)	See "Non-GAAP Financial Information" below for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

For the three months ended September 30, 2019, net income was $17.4 million decreasing by $0.2 million, or 0.9%, from the three months ended September 30, 2018. Net income declined primarily due to a $0.8 million decline in the mortgage servicing rights fair value adjustment and a charge of $0.8 million associated with the termination of the supplemental executive retirement plan (SERP) included in the employee benefits expense, offset by increases in net interest income as a result of increases in asset yields. Provision expense for the three months ended September 30, 2019 was $0.6 million lower than the provision for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, net income was $50.8 million decreasing by $1.1 million, or 2.1%, from the nine months ended September 30, 2018. Net income declined primarily due to a decline in the mortgage servicing rights fair value adjustment of $3.3 million and a charge of $4.2 million associated with the termination of the SERP included in the employee benefits expense, offset by increases in net interest income as a result of increases in asset yields. Provision expense for the nine months ended September 30, 2019 was $1.5 million higher than the provision for the nine months ended September 30, 2018.

Net Interest Income

Net interest income equals the excess of interest income (including discount accretion on acquired loans) plus fees earned on interest earning assets over interest expense incurred on interest-bearing liabilities. Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds, principally noninterest-bearing demand deposits and stockholders’ equity, also support interest-earning assets.

The following tables sets forth average balances, average yields and costs, and certain other information for the three and nine months ended September 30, 2019 and 2018. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average		*	Average		*
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousand)
ASSETS
Loans	$2,191,230	$29,992	5.47%	$2,143,577	$28,975	5.41%
Securities	745,532	4,967	2.67%	851,324	5,377	2.53%
Deposits with banks	136,635	662	1.94%	91,474	362	1.58%
Other	2,425	15	2.37%	2,719	18	2.56%
Total interest-earning assets	3,075,822	$35,636	4.63%	3,089,094	$34,732	4.50%
Allowance for loan losses	(22,326)			(20,263)
Noninterest-earning assets	149,146			151,753
Total assets	$3,202,642			$3,220,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$812,526	$347	0.17%	$820,619	$377	0.18%
Money market	468,139	497	0.42%	438,784	165	0.15%
Savings	428,447	70	0.07%	428,725	70	0.07%
Time	383,070	1,086	1.13%	453,543	1,007	0.89%
Total interest-bearing deposits	2,092,182	2,000	0.38%	2,141,671	1,619	0.30%
Securities sold under agreements to repurchase	35,757	17	0.19%	42,034	13	0.12%
Borrowings	33	-	2.42%	5,880	29	1.97%
Subordinated debentures	37,561	478	5.09%	37,495	470	5.01%
Total interest-bearing liabilities	2,165,533	$2,495	0.46%	2,227,080	$2,131	0.38%
Noninterest-bearing deposits	651,085			634,960
Noninterest-bearing liabilities	37,274			26,393
Total liabilities	2,853,892			2,888,433
Stockholders' Equity	348,750			332,151
Total liabilities and stockholders’ equity	$3,202,642			$3,220,584

Net interest income/Net interest margin (3)		$33,141	4.31%		$32,601	4.22%
Tax-equivalent adjustment (2)		559	0.07%		677	0.09%
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$33,700	4.38%		$33,278	4.31%
Net interest rate spread (4)			4.17%			4.12%
Net interest-earning assets (5)	$910,289			$862,014
Ratio of interest-earning assets to interest-bearing liabilities	1.42			1.39
Cost of total deposits			0.29%			0.23%

*      Annualized measure.

(1)	See "Non-GAAP Financial Information" below for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)	On a C Corp tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average		*	Average		*
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousand)
ASSETS
Loans	$2,184,263	$91,387	5.58%	$2,129,043	$84,705	5.30%
Securities	779,375	15,754	2.70%	877,086	16,288	2.48%
Deposits with banks	131,209	1,948	1.98%	107,997	1,137	1.40%
Other	2,527	46	2.41%	2,789	54	2.56%
Total interest-earning assets	3,097,374	$109,135	4.70%	3,116,915	$102,184	4.37%
Allowance for loan losses	(21,346)			(19,771)
Noninterest-earning assets	147,972			160,676
Total assets	$3,224,000			$3,257,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$821,848	$1,175	0.19%	$826,311	$964	0.16%
Money market	455,469	1,356	0.40%	448,266	491	0.15%
Savings	428,865	207	0.06%	436,913	213	0.07%
Time	408,972	3,356	1.09%	445,826	2,547	0.76%
Total interest-bearing deposits	2,115,154	6,094	0.38%	2,157,316	4,215	0.26%
Securities sold under agreements to repurchase	39,542	48	0.16%	37,631	32	0.11%
Borrowings	378	7	2.60%	19,535	252	1.72%
Subordinated debentures	37,544	1,462	5.19%	37,479	1,319	4.69%
Total interest-bearing liabilities	2,192,618	$7,611	0.46%	2,251,961	$5,818	0.34%
Noninterest-bearing deposits	654,818			652,149
Noninterest-bearing liabilities	31,720			25,712
Total liabilities	2,879,156			2,929,822
Stockholders' Equity	344,844			327,998
Total liabilities and stockholders’ equity	$3,224,000			3,257,820

Net interest income/Net interest margin (3)		$101,524	4.37%		$96,366	4.12%
Tax-equivalent adjustment (2)		1,775	0.08%		2,020	0.09%
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$103,299	4.45%		$98,386	4.21%
Net interest rate spread (4)			4.24%			4.03%
Net interest-earning assets (5)	$904,756			$864,954
Ratio of interest-earning assets to interest-bearing liabilities	1.41			1.38
Cost of total deposits			0.29%			0.20%

*      Annualized measure.

(1)	See "Non-GAAP Financial Information" below for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)	On a C Corp tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following tables set forth the components of loan interest income. Loan interest income includes contractual interest on loans, loan fees, accretion of acquired loan discounts and earnings on net cash flow hedges.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		Yield		Yield		Yield		Yield
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *
	(dollars in thousands)
Contractual interest	$28,648	5.23%	$27,185	5.07%	$86,620	5.29%	$78,763	4.93%
Loan fees	1,007	0.18%	911	0.17%	2,584	0.16%	2,499	0.15%
Accretion of acquired loan discounts	304	0.05%	840	0.16%	2,100	0.13%	3,306	0.21%
Net cash flow hedge earnings	33	0.01%	39	0.01%	83	—%	137	0.01%
Total loan interest income	$29,992	5.47%	$28,975	5.41%	$91,387	5.58%	$84,705	5.30%

*      Annualized measure.

The following tables set forth the components of net interest income. Total interest income consists of contractual interest on loans, contractual interest on securities, contractual interest on interest-bearing deposits in banks, loan fees, accretion of acquired loan discounts, securities amortization, net and other interest and dividend income. Total interest expense consists of contractual interest on deposits, contractual interest on other interest-bearing liabilities and other.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		Net Interest		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin		Margin
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *
	(dollars in thousands)
Interest income:
Contractual interest on loans	$28,648	3.73%	$27,185	3.52%	$86,620	3.73%	$78,763	3.37%
Contractual interest on securities	5,858	0.76%	6,602	0.85%	18,513	0.80%	20,230	0.86%
Contractual interest on deposits with banks	662	0.08%	362	0.05%	1,948	0.08%	1,137	0.05%
Loan fees	1,007	0.13%	911	0.12%	2,584	0.11%	2,499	0.11%
Accretion of loan discounts	304	0.04%	840	0.11%	2,100	0.09%	3,306	0.14%
Securities amortization, net	(891)	(0.12)%	(1,225)	(0.16)%	(2,759)	(0.12)%	(3,942)	(0.17)%
Other	48	0.01%	57	0.01%	129	0.01%	191	0.01%
Total interest income	35,636	4.63%	34,732	4.50%	109,135	4.70%	102,184	4.37%

Interest expense:
Contractual interest on deposits	1,994	0.26%	1,636	0.21%	6,103	0.26%	4,235	0.18%
Contractual interest on other interest-bearing liabilities	469	0.06%	495	0.07%	1,461	0.07%	1,554	0.07%
Other	32	—%	—	—%	47	—%	29	—%
Total interest expense	2,495	0.32%	2,131	0.28%	7,611	0.33%	5,818	0.25%
Net interest income	33,141	4.31%	32,601	4.22%	101,524	4.37%	96,366	4.12%
Tax equivalent adjustment	559	0.07%	677	0.09%	1,775	0.08%	2,020	0.09%
Net interest income (tax equivalent) (1)	$33,700	4.38%	$33,278	4.31%	$103,329	4.45%	$98,386	4.21%

*      Annualized measure.

(1)	See "Non-GAAP Financial Information" below for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Rate/Volume Analysis

The following table sets forth the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate), and changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both volume and rate that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	vs.			vs.
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousand)
Interest-earning assets:
Loans	$649	$368	$1,017	$2,254	$4,428	$6,682
Securities	(686)	276	(410)	(1,895)	1,361	(534)
Deposits with banks	199	101	300	294	517	811
Other	(2)	(1)	(3)	(5)	(3)	(8)
Total interest-earning assets	160	744	904	648	6,303	6,951

Interest-earning liabilities:
Interest-bearing deposits:
Interest-bearing demand	(4)	(26)	(30)	(6)	217	211
Money market	21	311	332	14	851	865
Savings	—	—	—	(4)	(2)	(6)
Time	(178)	257	79	(256)	1,065	809
Total interest-bearing deposits	(161)	542	381	(252)	2,131	1,879
Securities sold under agreements to repurchase	(2)	6	4	2	14	16
Borrowings	(33)	4	(29)	(311)	66	(245)
Subordinated debentures	—	8	8	2	141	143
Total interest-bearing liabilities	(196)	560	364	(559)	2,352	1,793
Change in net interest income	$356	$184	$540	$1,207	$3,951	$5,158

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Net interest income for the three months ended September 30, 2019 increased $0.5 million, or 1.7%, to $33.1 million from $32.6 million for the three months ended September 30, 2018. The increase is primarily due to increases in benchmark interest rates, which drove our loan and securities yields higher, and from organic loan growth, funded primarily through decreases in the securities portfolio, shifting our earning asset mix from the securities portfolio to the higher yielding loan portfolio. Net interest margin increased as well to 4.31% for the three months ended September 30, 2019 compared to 4.22% for the three months ended September 30, 2018. The contribution of acquired loan discount accretion to net interest income declined to $0.3 million, or 4 basis points of the net interest margin, for the three months ended September 30, 2019 from $0.8 million, or 11 basis points of the net interest margin, for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Net interest income for the nine months ended September 30, 2019 increased $5.2 million, or 5.4%, to $101.5 million from $96.4 million for the nine months ended September 30, 2018. The increase is primarily due to increases in benchmark interest rates, which drove our loan and securities yields higher, and from organic loan growth, funded primarily through decreases in the securities portfolio, shifting our earning asset mix from the securities portfolio to the higher yielding loan portfolio. Net interest margin increased as well to 4.37% for the nine months ended September 30, 2019 compared to 4.12% for the nine months ended September 30, 2018. The contribution of acquired loan discount accretion to net interest income declined to $2.1 million, or 9 basis points of the net interest margin, for the nine months ended September 30, 2019 from $3.3 million, or 14 basis points of the net interest margin, for the nine months ended September 30, 2018.

The quarterly net interest margins were as follows:

	2019	2018
Three months ended
March 31,	4.44%	4.01%
June 30,	4.36%	4.14%
September 30,	4.31%	4.22%
December 31,	—%	4.29%

As the chart above illustrates, net interest margin rose throughout 2018, peaked in the first quarter of 2019, and then declined in the second and third quarters of 2019. During 2019, overall market interest rates started to decline. The Federal Open Markets Committee lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points which we expect to continue to put downwards pressure on our net interest margin.

Provision for Loan Losses

Provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted.

The provision for loan losses was $0.7 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to a decrease in specific reserves on loans individually evaluated for impairment during the three months ended September 30, 2019 compared to an increase during the three months ended September 30, 2018, as net charge-offs were comparable between the periods. The provision for loan losses was $3.3 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively, increasing primarily due to slightly higher net charge-offs and a larger increase in specific reserves on loans individually evaluated for impairment over the respective nine month periods.

Noninterest Income

The following table outlines the amount of and changes to the various noninterest income line items as of the dates indicated.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	$ Change	2019	2018	$ Change
	(dollars in thousands)
Card income	$1,985	$1,848	$137	$5,813	$5,427	$386
Service charges on deposit accounts	2,111	2,157	(46)	5,805	6,063	(258)
Wealth management fees	1,676	1,695	(19)	5,216	5,315	(99)
Mortgage servicing	795	755	40	2,342	2,400	(58)
Mortgage servicing rights fair value adjustment	(860)	(93)	(767)	(2,982)	274	(3,256)
Gains on sale of mortgage loans	992	855	137	2,177	2,206	(29)
Gains (losses) on securities	(73)	180	(253)	42	150	(108)
Gains (losses) on foreclosed assets	(20)	(251)	231	132	(858)	990
Gains (losses) on sales of other assets	(29)	(13)	(16)	944	207	737
Title insurance activity	—	335	(335)	167	931	(764)
Other noninterest income	1,005	939	66	2,759	2,696	63
Total noninterest income	$7,582	$8,407	$(825)	$22,415	$24,811	$(2,396)

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Total noninterest income for the three months ended September 30, 2019 decreased by $0.8 million, or 9.8%, to $7.6 million from $8.4 million for the three months ended September 30, 2018. The decrease is primarily due to a $0.8 million larger decline in the mortgage servicing rights fair value adjustment and a $0.3 million decrease in title insurance activity driven by the sale of First Community Title Services, Inc. on February 15, 2019. This decrease was partially offset by fewer losses on foreclosed assets.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Total noninterest income for the nine months ended September 30, 2019 decreased by $2.4 million, or 9.7%, to $22.4 million from $24.8 million for the nine months ended September 30, 2018. The decrease is primarily due to a $3.3 million larger decline in mortgage servicing rights fair value adjustment for the nine months ended September 30, 2019. This decrease was partially offset by gains on foreclosed assets and a $0.5 million gain on sale of First Community Title Services, Inc. on February 15, 2019.

Noninterest Expense

The following table outlines the amount of and changes to the various noninterest expense line items as of the dates indicated.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	$ Change	2019	2018	$ Change
	(dollars in thousands)
Salaries	$12,335	$12,264	$71	$36,339	$36,572	$(233)
Employee benefits	2,224	1,492	732	8,314	4,722	3,592
Occupancy of bank premises	1,785	1,822	(37)	5,260	5,576	(316)
Furniture and equipment	545	695	(150)	2,050	2,307	(257)
Data processing	1,471	1,265	206	4,023	3,935	88
Marketing and customer relations	801	974	(173)	2,837	3,086	(249)
Amortization of intangible assets	335	389	(54)	1,087	1,169	(82)
FDIC insurance	8	241	(233)	435	728	(293)
Loan collection and servicing	547	625	(78)	1,901	1,990	(89)
Foreclosed assets	196	247	(51)	525	672	(147)
Other noninterest expense	2,056	1,923	133	6,305	6,120	185
Total noninterest expense	$22,303	$21,937	$366	$69,076	$66,877	$2,199

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Total noninterest expense for the three months ended September 30, 2019 increased by $0.4 million, or 1.7%, to $22.3 million from $21.9 million for the three months ended September 30, 2018. The increase is primarily due to a $0.7 million increase in employee benefits driven by a $0.8 million charge during the three months ended September 30, 2019 related to the termination of the SERP. This increase was partially offset by a $0.2 million decrease in both FDIC insurance expense and in marketing and customer relations expense.

Routine salary increases were offset by a reduction in employee count as a result of the sale of First Community Title Services, Inc. and HBT Insurance during the first quarter of 2019. Salaries expense for First Community Title Services, Inc. and HBT Insurance was $0.3 million for the three months ended September 30, 2018. There was no salaries expense for First Community Title Services, Inc. or HBT Insurance during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Total noninterest expense for the nine months ended September 30, 2019 increased by $2.2 million, or 3.3%, to $69.1 million from $66.9 million for the nine months ended September 30, 2018. The increase is primarily due to a $3.6 million increase in employee benefits driven by a $4.2 million charge related to the termination of the SERP. This increase was partially offset by a $0.3 million decrease in occupancy of bank premises expense driven by sales of bank premises held for sale, reducing real estate holding costs. FDIC insurance expense and furniture and equipment expense both also decreased by $0.3 million.

Routine salary increases were offset by a reduction in employee count as a result of the sale of First Community Title Services, Inc. and HBT Insurance during the first quarter of 2019. Salaries expense for First Community Title Services, Inc. and HBT Insurance was $0.4 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Income Taxes

The Company has historically been taxed under sections of federal and state tax law as an "S corporation" which provides that with the exception of certain state replacement and franchise taxes, current stockholders account separately for their share of the Company’s income, deductions, losses and credits. For additional information, see “Factors Affecting Comparability of Financial Results: S Corp Status”.

For the three months ended September 30, 2019 and 2018, we recorded income tax expense of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded income tax expense of $0.8 million and $0.6 million, respectively.

FINANCIAL CONDITION

	As of
	September 30,	December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Balance Sheet Highlights
Total loans, before allowance for loan losses	$2,171,014	$2,144,257	$26,757	1.2%
Securities available-for-sale, at fair value	618,120	679,526	(61,406)	(9.0)%
Securities held-to-maturity	99,861	121,715	(21,854)	(18.0)%
Total assets	3,166,613	3,249,569	(82,956)	(2.6)%
Tangible assets (1)	3,138,627	3,220,496	(81,869)	(2.5)%
Total deposits	2,704,058	2,795,970	(91,912)	(3.3)%
Core deposits (1)	2,671,983	2,759,095	(87,112)	(3.2)%
Total stockholders' equity	348,936	340,396	8,540	2.5%
Tangible common equity (1)	320,950	311,323	9,627	3.1%

Ratios
Loans to deposit ratio	80.29%	76.69%
Core deposits to total deposits (1)	98.81%	98.68%
Stockholders' equity to total assets	11.02%	10.48%
Tangible common equity to tangible assets (1)	10.23%	9.67%

(1)	See "Non-GAAP Financial Information" below for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total assets were $3.17 billion at September 30, 2019, a decrease of $83.0 million, or 2.6%, from December 31, 2018, primarily due to a decrease in the securities portfolio. This decrease was partially offset by increases in the loan portfolio from organic loan growth.

Total deposits were $2.70 billion at September 30, 2019, a decrease of $91.9 million, or 3.3%, from December 31, 2018. This decrease is primarily due to decreases in higher cost deposit categories such as time deposits and in interest-bearing demand deposits, partially offset by increases in money market accounts. Total equity was $348.9 million at September 30, 2019, an increase of $8.5 million, or 2.5%, from December 31, 2018 due to an increase in accumulated other comprehensive income from increases in fair values of securities available-for-sale.

Loan Portfolio

The Company focuses on originating loans with appropriate risk / reward profiles. The Company has a detailed Loan Policy that guides the overall loan origination philosophy and a well-established loan approval process that requires experienced credit officers to approve larger loan relationships. The Company also has an active Credit Department that underwrites and prepares annual reviews for larger and more complex loan relationships.

Management monitors credit quality closely with a series of monthly reports and a quarterly Credit Committee meeting where performance and trends within the loan portfolio are reviewed. Portfolio diversification at the borrower, industry, and product levels is actively managed to mitigate concentration risk. In addition, credit risk management includes an independent loan review process that assesses compliance with loan policy, compliance with loan documentation standards, accuracy of the risk rating and overall credit quality of the loan portfolio.

Loans by Type

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Commercial and industrial	$340,650	15.7%	$360,501	16.8%
Agricultural and farmland	205,041	9.5%	209,875	9.8%
Commercial real estate - owner occupied	239,805	11.0%	255,074	11.9%
Commercial real estate - non-owner occupied	552,262	25.5%	533,910	24.9%
Multi-family	191,646	8.8%	135,925	6.3%
Construction and land development	210,939	9.7%	237,275	11.1%
One-to-four family residential	321,947	14.8%	313,108	14.6%
Municipal, consumer, and other	108,724	5.0%	98,589	4.6%
Total loans, before allowance for loan losses	2,171,014	100.0%	2,144,257	100.0%
Allowance for loan losses	(22,761)		(20,509)
Loans, net of allowance for loan losses	$2,148,253		$2,123,748

Total loans, before allowance for loan losses (originated) (1)	$1,987,265	91.5%	$1,923,859	89.7%
Total loans, before allowance for loan losses (acquired) (1)	183,749	8.5%	220,398	10.3%
Total loans, before allowance for loan losses	$2,171,014	100.0%	$2,144,257	100.0%

(1)	See "Non-GAAP Financial Information" below for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total loans, before allowance for loan losses increased 1.2% from December 31, 2018 to September 30, 2019 as a result of organic growth. Growth was concentrated in the commercial real estate - non owner occupied and multi-family categories offset by declines in the commercial and industrial, commercial real estate - owner occupied, and construction and land development categories. The $26.3 million decrease in the construction and land development category was primarily the result of a few construction projects that were completed and the properties sold during the three months ended September 30, 2019.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio as of September 30, 2019 and December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

As of September 30, 2019
		One Year Through
	One Year or Less	Five Years	After Five Years	Total
	(dollars in thousands)
Scheduled Maturities of Loans:
Commercial and industrial	$213,886	$100,370	$26,394	$340,650
Agricultural and farmland	100,246	79,304	25,491	205,041
Commercial real estate - owner occupied	45,219	111,409	83,177	239,805
Commercial real estate - non-owner occupied	109,035	333,316	109,911	552,262
Multi-family	23,939	136,948	30,759	191,646
Construction and land development	140,167	66,649	4,123	210,939
One-to-four family residential	56,171	125,995	139,781	321,947
Municipal, consumer, and other	17,590	25,829	65,305	108,724
Total	$706,253	$979,820	$484,941	$2,171,014

Loans Maturing After One Year:
Floating interest rates:
Repricing within one year or less				$384,556
Repricing in more than one year				121,759
Total floating interest rates				506,315
Predetermined (Fixed) interest rates				958,446
Total loans maturing after one year				$1,464,761

As of December 31, 2018
		One Year Through
	One Year or Less	Five Years	After Five Years	Total
	(dollars in thousands)
Scheduled Maturities of Loans:
Commercial and industrial	$198,718	$133,196	$28,587	$360,501
Agricultural and farmland	95,950	90,703	23,222	209,875
Commercial real estate - owner occupied	46,706	141,173	67,195	255,074
Commercial real estate - non-owner occupied	86,185	337,379	110,346	533,910
Multi-family	19,137	104,669	12,119	135,925
Construction and land development	114,237	110,640	12,398	237,275
One-to-four family residential	52,301	109,697	151,110	313,108
Municipal, consumer, and other	10,846	25,188	62,555	98,589
Total	$624,080	$1,052,645	$467,532	$2,144,257

Loans Maturing After One Year:
Floating interest rates:
Repricing within one year or less				$437,697
Repricing in more than one year				116,633
Total floating interest rates				554,330
Pre-determined (Fixed) interest rates				965,847
Total loans maturing after one year				$1,520,177

Nonperforming Assets

Nonperforming loans consist of all loans past due 90 days or more or on nonaccrual. Nonperforming assets consist of all nonperforming loans and foreclosed assets. Typically, loans are placed on nonaccrual when they reach 90 days past due, or when, in management’s opinion, there is reasonable doubt regarding the collection of the amounts due through the normal means of the borrower. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance and we believe that all remaining principal and interest is fully collectible, before the loan is eligible to return to accrual status. Management believes the Company's lending practices and active approach to managing nonperforming assets has resulted in timely resolution of problem assets.

The following table below sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	As of
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$18,977	$25,051	13,877	15,876	20,783
Past due 90 days or more, still accruing (1)	95	2	53	37	629
Total nonperforming loans	19,072	25,053	13,930	15,913	21,412
Foreclosed assets	6,574	9,707	10,151	9,559	10,176
Total nonperforming assets	$25,646	$34,760	$24,081	$25,472	$31,588

NONPERFORMING ASSETS (Originated) (2)
Nonaccrual	$11,268	$15,985	8,619	10,329	13,683
Past due 90 days or more, still accruing	95	2	53	37	629
Total nonperforming loans	11,363	15,987	8,672	10,366	14,312
Foreclosed assets	1,048	1,510	1,439	1,395	1,975
Total nonperforming (originated)	$12,411	$17,497	$10,111	$11,761	$16,287

NONPERFORMING ASSETS (Acquired) (2)
Nonaccrual	$7,709	$9,066	$5,258	$5,547	$7,100
Past due 90 days or more, still accruing (1)	—	—	—	—	—
Total nonperforming loans	7,709	9,066	5,258	5,547	7,100
Foreclosed assets	5,526	8,197	8,712	8,164	8,201
Total nonperforming assets (acquired)	$13,235	$17,263	$13,970	$13,711	$15,301

Allowance for loan losses	$22,761	$22,542	$21,013	$20,509	$21,172

Total loans, before allowance for loan losses	$2,171,014	$2,203,096	$2,183,322	$2,144,257	$2,139,139
Total loans, before allowance for loan losses (originated) (2)	1,987,265	2,005,250	1,974,840	1,923,859	1,904,600
Total loans, before allowance for loan losses (acquired) (2)	183,749	197,846	208,482	220,398	234,539

CREDIT QUALITY RATIOS
Allowance for loan losses to total loans, before allowance for loan losses	1.05%	1.02%	0.96%	0.96%	0.99%
Allowance for loan losses to nonperforming loans	119.34%	89.98%	150.85%	128.88%	98.88%
Nonperforming loans to total loans, before allowance for loan losses	0.88%	1.14%	0.64%	0.74%	1.00%
Nonperforming assets to total assets	0.81%	1.08%	0.74%	0.78%	0.99%
Nonperforming assets to total loans, before allowance for loan losses and foreclosed assets	1.18%	1.57%	1.10%	1.18%	1.47%

CREDIT QUALITY RATIOS (Originated) (2)
Nonperforming loans to total loans, before allowance for loan losses	0.57%	0.80%	0.44%	0.54%	0.75%
Nonperforming assets to total loans, before allowance for loan losses and foreclosed assets	0.62%	0.87%	0.51%	0.61%	0.85%

CREDIT QUALITY RATIOS (Acquired) (2)
Nonperforming loans to total loans, before allowance for loan losses	4.20%	4.58%	2.52%	2.52%	3.03%
Nonperforming assets to total loans, before allowance for loan losses and foreclosed assets	6.99%	8.38%	6.43%	6.00%	6.30%

(1)

Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $0.7 million, $0.5 million, $2.5 million, $2.7 million, and $2.9 million as of September 30, 2019, June 30, 2019, March 30, 2019, December 31, 2018, September 30, 2018, respectively.

(2)	See "Non-GAAP Financial Information" below for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total nonperforming assets were $25.6 million at September 30, 2019, a decrease from $34.8 million at June 30, 2019, due primarily to payoffs and paydowns of nonperforming loans during the quarter. However, nonperforming assets at September 30, 2019 were comparable to $25.5 million at December 31, 2018. Asset quality metrics can be generally influenced by economic conditions beyond the control of the Company, and specific measures may fluctuate from quarter to quarter.

Troubled Debt Restructurings

In general, if the Company grants a troubled debt restructuring (TDR) that involves either the absence of principal amortization or a material extension of an existing loan amortization period in excess of our underwriting standards, the loan will be placed on nonaccrual status. However, if a TDR is well secured by an abundance of collateral and the collectability of both interest and principal is probable, the loan may remain on accrual status. A nonaccrual TDR in full compliance with the payment requirements specified in the loan modification for at least six months may return to accrual status, if the collectability of both principal and interest is probable. All TDRs are individually evaluated for impairment.

The following table presents TDRs by loan category.

	As of
	September 30, 2019	December 31, 2018
	(dollars in thousands)
Commercial and industrial	$893	$467
Agricultural and farmland	283	—
Commercial real estate - owner occupied	5,764	6,244
Commercial real estate - non-owner occupied	1,445	2,061
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	535	556
Municipal, consumer, and other	—	—
Total accrual troubled debt restructurings	8,920	9,328

Commercial and industrial	144	206
Agricultural and farmland	166	166
Commercial real estate - owner occupied	155	3,112
Commercial real estate - non-owner occupied	—	—
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	534	550
Municipal, consumer, and other	—	—
Total nonaccrual troubled debt restructurings	999	4,034
Total troubled debt restructurings	$9,919	$13,362

The significant reduction in TDRs from December 31, 2018 to September 30, 2019 is primarily due to the resolution of one large loan relationship during the second quarter of  2019.

Net Charge-offs and Recoveries

The following table sets forth activity in the allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Balance, beginning of period	$22,542	$20,345	$20,509	$19,765

Charge-offs:
Commercial and industrial	(32)	(43)	(315)	(178)
Agricultural and farmland	—	—	(30)	—
Commercial real estate - owner occupied	(216)	(44)	(382)	(46)
Commercial real estate - non-owner occupied	(111)	—	(111)	(69)
Multi-family	(41)	—	(41)	—
Construction and land development	—	—	(9)	(53)
One-to-four family residential	(387)	(439)	(1,026)	(727)
Municipal, consumer, and other	(150)	(136)	(522)	(459)
Total charge-offs	(937)	(662)	(2,436)	(1,532)

Recoveries:
Commercial and industrial	313	30	420	114
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	26	45	47	51
Commercial real estate - non-owner occupied	5	5	15	136
Multi-family	—	—	—	—
Construction and land development	1	2	434	256
One-to-four family residential	42	109	235	396
Municipal, consumer, and other	85	59	271	194
Total recoveries	472	250	1,422	1,147

Net charge-offs	(465)	(412)	(1,014)	(385)
Provision for loan losses	684	1,238	3,266	1,791
Balance, end of period	$22,761	$21,171	$22,761	$21,171

Net charge-offs	$465	$412	$1,014	$385
Net charge-offs - (originated) (1)	224	239	182	359
Net charge-offs - (acquired) (1)	241	173	832	26

Average total loans, before allowance for loan losses	$2,191,230	$2,143,577	$2,184,263	$2,129,043
Average total loans, before allowance for loan losses (originated) (1)	2,001,803	1,895,859	1,979,383	1,862,206
Average total loans, before allowance for loan losses (acquired) (1)	189,427	247,718	204,880	266,837

Net charge-offs to average total loans, before allowance for loan losses *	0.08%	0.08%	0.06%	0.02%
Net charge-offs to average total loans, before allowance for loan losses (originated) * (1)	0.04%	0.05%	0.01%	0.03%
Net charge-offs to average total loans, before allowance for loan losses (acquired) * (1)	0.51%	0.28%	0.54%	0.01%

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" below for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Net charge-offs to average total loans before allowance for loan losses have remained low during each of the three and nine months ended September 30, 2019 and 2018 due primarily to favorable economic conditions and our continuous monitoring and collection efforts.

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses by major loan categories.

	September 30, 2019		December 31, 2018
	Allowance for	Loan	Allowance for	Loan
	Loan Losses	Balances	Loan Losses	Balances
	(dollars in thousands)
Commercial and industrial	$4,553	$340,650	$3,748	$360,501
Agricultural and farmland	2,729	205,041	2,650	209,875
Commercial real estate - owner occupied	1,815	239,805	2,506	255,074
Commercial real estate - non-owner occupied	3,136	552,262	2,644	533,910
Multi-family	930	191,646	912	135,925
Construction and land development	3,123	210,939	4,176	237,275
One-to-four family residential	2,532	321,947	2,782	313,108
Municipal, consumer, and other	3,943	108,724	1,091	98,589
Total	$22,761	$2,171,014	$20,509	$2,144,257

Securities

The Company's investment policy is established by management and approved by the board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets and consistency with our interest rate risk management strategy.

The following table sets forth the composition, amortized cost and fair values of debt securities available-for-sale and held-to-maturity.

	September 30, 2019		December 31, 2018
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Debt Securities:
Available-for-sale:
U.S. government agency	$38,633	$39,574	$46,977	$46,866
Municipal	150,058	152,499	161,957	161,450
Mortgage-backed:
Agency residential	215,303	218,246	235,903	234,303
Agency commercial	127,550	129,449	151,878	150,081
Private-label	22	22	254	256
Corporate	77,202	78,330	87,118	86,570
Total available-for-sale	608,768	618,120	684,087	679,526

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Held to maturity:
Municipal	55,182	56,606	73,176	74,283
Mortgage-backed:
Agency residential	20,336	20,354	23,192	22,194
Agency commercial	24,343	25,418	25,347	25,029
Total held to maturity securities	99,861	102,378	121,715	121,506
Total debt securities	$708,629	$720,498	$805,802	$801,032

We evaluate securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under current accounting guidance, which generally provides that if a security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary. There were no other-than-temporary impairments during the nine months ended September 30, 2019 or the year ended December 31, 2018.

Portfolio Maturities and Yields

The composition and maturities of the debt securities portfolio as of September 30, 2019 and December 31, 2018 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	September 30, 2019
			More Than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)
Debt Securities:
Available-for-sale:
U.S. government agency	$—	—	$11,436	2.42%	$27,197	2.87%	$—	—	$38,633	2.74%
Municipal	31,005	2.33%	69,329	2.62%	42,196	2.50%	7,528	2.42%	150,058	2.52%
Mortgage-backed:
Agency residential	8	4.76%	4,622	2.21%	85,085	2.58%	125,588	2.73%	215,303	2.66%
Agency commercial	3,166	1.57%	72,668	2.56%	9,681	2.96%	42,035	2.81%	127,550	2.65%
Private-label	—	—	—	—	—	—	22	2.70%	22	2.70%
Corporate	24,904	2.33%	31,828	2.72%	20,470	4.88%	—	—	77,202	3.17%
Total available-for-sale	59,083	2.29%	189,883	2.59%	184,629	2.88%	175,173	2.74%	608,768	2.69%

Held to maturity:
Municipal	146	3.41%	25,160	3.05%	26,209	3.35%	3,667	3.92%	55,182	3.25%
Agency mortgage-backed:
Agency residential	—	—	—	—	—	—	20,336	2.36%	20,336	2.36%
Agency commercial	—	—	2,237	2.05%	15,546	2.91%	6,560	3.33%	24,343	2.94%
Total held to maturity securities	146	3.41%	27,397	2.96%	41,755	3.19%	30,563	2.75%	99,861	2.99%
Total debt securities	$59,229	2.29%	$217,280	2.64%	$226,384	2.94%	$205,736	2.74%	$708,629	2.73%

	December 31, 2018
			More Than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)
Debt Securities:
Available-for-sale:
U.S. government agency	$6,001	1.57%	$11,458	2.43%	$29,518	2.87%	$—	—	$46,977	2.60%
Municipal	29,538	2.19%	77,183	2.56%	44,356	2.55%	10,880	2.40%	161,957	2.48%
Mortgage-backed:
Agency residential	92	1.85%	6,265	2.14%	78,994	2.54%	150,552	3.04%	235,903	2.85%
Agency commercial	5,559	1.03%	70,710	2.30%	18,317	3.16%	57,292	2.89%	151,878	2.58%
Private-label	—	—	—	—	—	—	254	4.52%	254	4.52%
Corporate	25,508	2.63%	51,625	2.62%	9,985	4.59%	—	—	87,118	2.85%
Total available-for-sale	66,698	2.21%	217,241	2.47%	181,170	2.77%	218,978	2.97%	684,087	2.69%

Held to maturity:
Municipal	698	2.31%	19,048	2.96%	47,753	3.21%	5,677	3.85%	73,176	3.18%
Mortgage-backed:
Agency residential	—	—	—	—	—	—	23,192	2.25%	23,192	2.25%
Agency commercial	—	—	2,267	2.05%	13,208	2.81%	9,872	3.24%	25,347	2.91%
Total held to maturity securities	698	2.31%	21,315	2.86%	60,961	3.12%	38,741	2.73%	121,715	2.95%
Total debt securities	$67,396	2.21%	$238,556	2.51%	$242,131	2.86%	$257,719	2.93%	$805,802	2.72%

Deposits

Management continues to focus on growing core deposits, which exclude time deposits of $250,000 or more and brokered deposits, through the Company's relationship driven banking philosophy, community-focused marketing programs, and initiatives such as the development of our treasury management services for both small and large businesses. Additionally, the Banks continue to add and improve ancillary convenience services tied to deposit accounts, such as mobile and remote deposits and peer-to-peer payments, to solidify core deposit relationships.

The following tables set forth the distribution of average deposits, by account type.

	Three Months Ended September 30,						Percent
	2019			2018			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance
	(dollars in thousands)
Noninterest-bearing demand	$651,085	23.7%	—%	$634,960	22.9%	—%	2.5%
Interest-bearing demand	812,526	29.6%	0.17%	820,619	29.6%	0.18%	(1.0)%
Money market	468,139	17.1%	0.42%	438,784	15.8%	0.15%	6.7%
Savings	428,447	15.6%	0.07%	428,725	15.4%	0.07%	(0.1)%
Total non-maturity deposits	2,360,197	86.0%	0.16%	2,323,088	83.7%	0.11%	1.6%
Time	383,070	14.0%	1.13%	453,543	16.3%	0.89%	(15.5)%
Total deposits	$2,743,267	100.0%	0.29%	$2,776,631	100.0%	0.23%	(1.2)%

	Nine Months Ended September 30,						Percent
	2019			2018			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance
	(dollars in thousands)
Noninterest-bearing demand	$654,818	23.6%	—%	$652,149	23.2%	—%	0.4%
Interest-bearing demand	821,848	29.7%	0.19%	826,311	29.4%	0.16%	(0.5)%
Money market	455,469	16.4%	0.40%	448,266	16.0%	0.15%	1.6%
Savings	428,865	15.5%	0.06%	436,913	15.6%	0.07%	(1.8)%
Total non-maturity deposits	2,361,000	85.2%	0.15%	2,363,639	84.1%	0.09%	(0.1)%
Time	408,972	14.8%	1.09%	445,826	15.9%	0.76%	(8.3)%
Total deposits	$2,769,972	100.0%	0.29%	$2,809,465	100.0%	0.20%	(1.4)%

*      Annualized measure.

The Company has continued to deemphasize higher cost deposit categories, such as time deposits. Comparatively, the Company's non-maturity deposits have remained more stable, with recent growth in the money market category primarily due to a special rate offered on new accounts.

The following table sets forth time deposits by remaining maturity as of September 30, 2019.

	3 Months or	Over 3 through	Over 6 through
	Less	6 Months	12 Months	Over 12 Months	Total
	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$48,447	$45,377	$73,793	$71,653	$239,270
Amounts of $100,000 but less than $250,000	20,074	14,329	29,654	28,718	92,775
Amounts of $250,000 or more	7,784	9,120	9,047	6,124	32,075
Total time deposits	$76,305	$68,826	$112,494	$106,495	$364,120

IMPACT OF INFLATION

The consolidated financial statements and the related notes have been prepared in conformity with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation, if any, is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

LIQUIDITY

Bank Liquidity

The overall objective of bank liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of investment opportunities. The Banks manage liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Banks continuously monitor their liquidity positions to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. The Banks manage their liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives. The Banks also monitor liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.

As part of the Banks' liquidity management strategy, the Banks are also focused on minimizing costs of liquidity and attempt to decrease these costs by promoting noninterest bearing and low-cost deposits and replacing higher cost funding including time deposits and borrowed funds. While the Banks do not control the types of deposit instruments our clients choose, those choices can be influenced with the rates and the deposit specials offered.

Additional sources of liquidity include federal funds purchased and borrowings from the Federal Home Loan Bank of Chicago (FHLB). Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. There were no outstanding federal funds purchased or FHLB borrowings at September 30, 2019 and December 31, 2018. Funds obtained from federal funds purchased and FHLB borrowings are used primarily to meet day to day liquidity needs. The total amount of the remaining credit available to the Banks from the FHLB at September 30, 2019 and December 31, 2018 was $331.9 million and $337.0 million, respectively.

As of September 30, 2019, management believed adequate liquidity existed to meet all projected cash flow obligations of the Banks.

Holding Company Liquidity

The Company is a corporation separate and apart from the Banks and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to it by the Banks. Statutory and regulatory limitations exist that affect the ability of the Banks to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations.

Due to state banking laws, neither Bank may declare dividends in any calendar year in an amount that would exceed the accumulated retained earnings of such Bank after giving effect to any unrecognized losses and bad debts without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by a Bank to the Company would be prohibited if the effect thereof would cause a Bank’s capital to be reduced below applicable minimum capital requirements.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and interest payments on the subordinated debentures.

As of September 30, 2019, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company.

CAPITAL RESOURCES

The overall objectives of capital management are to ensure the availability of sufficient capital to support loan, deposit and other asset and liability growth opportunities and to maintain capital to absorb unforeseen losses or write-downs that are inherent in the business risks associated with the banking industry. The Company seeks to balance the need for higher capital levels to address such unforeseen risks and the goal to achieve an adequate return on the capital invested by our stockholders.

The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Banks are listed below. Management believed that, as of September 30, 2019, the Company and the Banks met all capital adequacy requirements to which we were subject. As of that date, the Banks were “well capitalized” under regulatory prompt corrective action provisions. For additional information, see “Note 14 – Regulatory Matters” to the consolidated financial statements.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$371,681	14.88%	$199,798	8.00%	N/A	N/A
Heartland Bank	$329,689	14.30%	$184,457	8.00%	$230,572	10.00%
Lincoln Bank	$37,349	19.88%	$15,031	8.00%	$18,789	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$348,920	13.97%	$149,848	6.00%	N/A	N/A
Heartland Bank	$309,145	13.41%	$138,343	6.00%	$184,457	8.00%
Lincoln Bank	$35,132	18.70%	$11,274	6.00%	$15,031	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$312,519	12.51%	$112,386	4.50%	N/A	N/A
Heartland Bank	$309,145	13.41%	$103,757	4.50%	$149,871	6.50%
Lincoln Bank	$35,132	18.70%	$8,455	4.50%	$12,213	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$348,920	11.02%	$126,601	4.00%	N/A	N/A
Heartland Bank	$309,145	11.00%	$112,366	4.00%	$140,458	5.00%
Lincoln Bank	$35,132	9.96%	$14,104	4.00%	$17,631	5.00%

As of September 30, 2019, we had no material commitments for capital expenditures.

Cash Dividends

The below table summarizes the cash dividends paid by quarter for nine months ended September 30, 2019 and the year ended December 31, 2018.

	2019			2018
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands)
Regular	$2,704	$2,704	$2,704	$2,101	$2,101	$2,105	$2,105
Tax	6,662	7,048	6,094	6,751	7,055	7,092	6,305
Special	—	—	27,041	2,000	—	—	5,006
Total cash dividends	$9,366	$9,752	$35,839	$10,852	$9,156	$9,197	$13,416

On October 1, 2019, the Company’s board of directors declared a special dividend payable to the Company’s stockholders of record as of October 2, 2019, in the aggregate amount of approximately $170 million. The special dividend was paid on October 22, 2019 using net proceeds from the Company’s initial public offering and the proceeds of dividends received from Heartland Bank and Lincoln Bank.

OFF-BALANCE SHEET ARRANGEMENTS

As a financial services provider, the Banks routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Banks. Although commitments to extend credit are considered in determining our allowance for loan losses, at September 30, 2019 and December 31, 2018, there were no provision for losses on commitments to extend credit, and there were no specific or general allowance for losses on such commitments, as there has been no historical loss experience with commitments to extend credit and no probable and reasonably estimable losses were inherent in the portfolio as a result of the commitments to extend credit. For additional information, see “Note 16 – Commitments and Contingencies” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations and other funding needs as disclosed in our prospectus filed with the SEC on October 11, 2019.

JOBS ACT ACCOUNTING ELECTION

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United State of America in the preparation of its consolidated financial statements.

Critical accounting estimates are those that are critical to the portrayal and understanding of the Company's financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex. These estimates involve judgments, assumptions and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood. Further, changes in accounting standards could impact the Company's critical accounting estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company's prospectus filed with the SEC on October 11, 2019. For more information, please refer to “Note 1 – Summary of Significant Accounting Policies” to our consolidated financial statements included in the Company's prospectus filed with the SEC on October 11, 2019.

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10‑Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income (tax-equivalent basis), net interest margin (tax-equivalent basis), efficiency ratio (tax-equivalent basis), tangible common equity, tangible assets, tangible common equity to tangible assets, originated loans and acquired loans and any ratios derived therefrom,  core deposits, core deposits to total deposits, return on tangible common equity, adjusted C Corp equivalent net income, adjusted C Corp equivalent earnings per share – basic and diluted, adjusted C Corp equivalent return on average assets, adjusted C Corp equivalent return on average stockholders’ equity, and adjusted C Corp equivalent return on average tangible common equity. Our management uses these non-GAAP financial measures, together with the related GAAP financial measures, in its analysis of our performance and in making business decisions. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a federal tax rate of 21% and state income tax rate of 9.5%.

Originated loans and acquired loans along with the related credit quality ratios such as net charge-offs to average loans (originated and acquired), nonperforming loans to total loans (originated and acquired), and nonperforming assets to total loans and foreclosed assets (originated and acquired) are non-GAAP financial measures. Originated loans represent loans initially originated by the Company and acquired loans that were refinanced using the Company’s underwriting criteria. Acquired loans represent loans originated under the underwriting criteria used by a bank that was acquired by Heartland Bank or Lincoln Bank. We believe these non-GAAP financial measures provide investors with information regarding the credit quality of loans underwritten using the Company’s policies and procedures.

Management believes that it is a standard practice in the banking industry to present these non-GAAP financial measures, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP; nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures appear below.

Reconciliation of Non-GAAP Financial Measure - Adjusted C Corp equivalent net income, adjusted C Corp equivalent earnings per share – basic and diluted, and adjusted C Corp equivalent return on average assets

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands, except share and per share data)
Net income	$17,437	$17,592	$50,778	$51,879

C Corp equivalent net income (2)	$13,122	$13,228	$38,284	$39,103
Adjustments:
Net earnings (losses) from closed or sold operations, including gains on sale (1)	(3)	(35)	533	(852)
Charges related to termination of certain employee benefit plans	(845)	-	(4,161)	-
Realized gains (losses) on sales of securities	-	262	-	262
Mortgage servicing rights fair value adjustment	(860)	(93)	(2,982)	274
Total adjustments	(1,708)	134	(6,610)	(316)
C Corp equivalent tax effect of adjustments	487	(38)	1,884	90
Less adjustments after C Corp equivalent tax effect	(1,221)	96	(4,726)	(226)
Adjusted C Corp equivalent net income	$14,343	$13,132	$43,010	$39,329

Average assets	$3,202,642	$3,220,584	$3,224,000	$3,257,820

Return on average assets *	2.18%	2.18%	2.10%	2.12%
C Corp equivalent return on average assets * (2)	1.64%	1.64%	1.58%	1.60%
Adjusted C Corp equivalent return on average assets *	1.79%	1.63%	1.78%	1.61%

Weighted average shares of common stock outstanding	18,027,512	18,027,512	18,027,512	18,054,011

Earnings per share - Basic and Diluted	$0.97	$0.98	$2.82	$2.87
C Corp equivalent Earnings per share - Basic and Diluted (2)	0.73	0.73	2.12	2.17
Adjusted C Corp equivalent earnings per share - Basic and diluted	0.80	0.73	2.39	2.18

*     Annualized measure.

(1)	Closed or sold operations include HB Credit Company, HBT Insurance, and First Community Title Services, Inc.
(2)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period.

Adjusted C Corp equivalent net income and adjusted C Corp equivalent earnings per share adjust for net earnings (losses) from closed or sold operations, charges related to termination of certain employee benefit plans, realized gains (losses) on sales of securities and mortgage servicing rights fair value adjustment. We believe these non-GAAP financial measures provide investors additional insights into operational performance of the Company. Adjusted C Corp equivalent return on average assets is calculated by dividing adjusted C Corp equivalent net income for a period by average assets for the period.

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$33,141	$32,601	$101,524	$96,366
Tax-equivalent adjustment (1)	559	677	1,775	2,020
Net interest income (tax equivalent basis) (1)	$33,700	$33,278	$103,299	$98,386

Net interest margin (tax equivalent basis)
Net interest margin *	4.31%	4.22%	4.37%	4.12%
Tax-equivalent adjustment * (1)	0.07%	0.09%	0.08%	0.09%
Net interest margin (tax equivalent basis) * (1)	4.38%	4.31%	4.45%	4.21%

Average interest-earning assets	$3,075,822	$3,089,094	$3,097,374	$3,116,915

*    Annualized measure.

(1)  On a C Corp tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Net interest income (tax-equivalent basis) and net interest margin (tax-equivalent basis) are non-GAAP financial measures that adjust for the tax-favored status of net interest income from loans and investments using a federal tax rate of 21% and state income tax rate of 9.5%. We believe net interest income (tax-equivalent basis) and net interest margin (tax-equivalent basis) are the preferred industry measurement of net interest income, and these non-GAAP financial measures enhance comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income and net interest margin.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$22,303	$21,937	$69,076	$66,877
Less: amortization of intangible assets	335	389	1,087	1,169
Adjusted noninterest expense	$21,968	$21,548	$67,989	$65,708

Net interest income	$33,141	$32,601	$101,524	$96,366
Total noninterest income	7,582	8,407	22,415	24,811
Operating revenue	40,723	41,008	123,939	121,177
Tax-equivalent adjustment (1)	559	677	1,775	2,020
Operating revenue (tax-equivalent basis) (1)	$41,282	$41,685	$125,714	$123,197

Efficiency ratio	53.94%	52.55%	54.86%	54.22%
Efficiency ratio (tax equivalent basis) (1)	53.21%	51.69%	54.08%	53.34%

(1)  On a C Corp tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Efficiency ratio (tax-equivalent basis) provides a measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing adjusted noninterest expense by the sum of net interest income on a tax equivalent basis using a federal tax rate of 21% and a state income tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets, Adjusted C Corp Equivalent Return on Average Stockholders’ Equity and Adjusted C Corp Equivalent Return on Tangible Common Equity

			September 30, 2019	December 31, 2018
			(dollars in thousands)
Tangible Common Equity
Total stockholders' equity			$348,936	$340,396
Less: Goodwill			23,620	23,620
Less: Core deposit intangible assets, net			4,366	5,453
Tangible common equity			$320,950	$311,323

Tangible Assets
Total assets			$3,166,613	$3,249,569
Less: Goodwill			23,620	23,620
Less: Core deposit intangible assets, net			4,366	5,453
Tangible assets			$3,138,627	$3,220,496

Total stockholders' equity to total assets			11.02%	10.48%
Tangible common equity to tangible assets			10.23%	9.67%

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$348,750	$332,151	$344,844	$327,998
Less: Goodwill	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	4,561	6,070	4,924	6,456
Average tangible common equity	$320,569	$302,461	$316,300	$297,922

Net income	$17,437	$17,592	$50,778	$51,879
C Corp equivalent net income (1)	13,122	13,228	38,284	39,103
Adjusted C Corp equivalent net income	14,343	13,132	43,010	39,329

Return on average stockholders' equity *	20.00%	21.19%	19.63%	21.09%
C Corp equivalent return on average stockholders' equity * (1)	15.05%	15.93%	14.80%	15.90%
Adjusted C Corp equivalent return on average stockholders' equity *	16.45%	15.81%	16.63%	15.99%

Return on average tangible common equity *	21.76%	23.27%	21.40%	23.22%
C Corp equivalent return on average tangible common equity * (1)	16.37%	17.49%	16.14%	17.50%
Adjusted C Corp equivalent return on average tangible common equity *	17.90%	17.37%	18.13%	17.60%

*    Annualized measure.

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period.

Tangible common equity and tangible assets are non-GAAP financial measures generally used by investors to evaluate capital adequacy. We calculate: (i) tangible common equity as total stockholders’ equity less goodwill and other intangible assets; (ii) tangible assets as total assets less goodwill and other intangible assets, (iii) tangible common equity to tangible assets as the ratio of tangible common equity (as described in clause (i)) to tangible assets (as described in clause (ii)). Adjusted C Corp equivalent return on average stockholders’ equity is a non-GAAP financial measure that is calculated by dividing adjusted C Corp equivalent net income for a period by average stockholders' equity for the period.  Adjusted C Corp equivalent return on average tangible common equity is a non-GAAP financial measure that is calculated by dividing adjusted C Corp equivalent net income for a period by average tangible common equity for the period.  We believe that these non-GAAP financial measures, and the related ratios such as adjusted C Corp equivalent return on average stockholders’ equity and adjusted C Corp equivalent return on average tangible common equity, are important information to be provided to investors because investors, our management, and banking regulators can use the tangible book value in conjunction with more traditional bank capital ratios to assess our capital adequacy without the effect of our goodwill and core deposit intangible assets and compare our capital adequacy with the capital adequacy of other banking organizations with significant amounts of goodwill and/or core deposit intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Core Deposits
Total deposits	$2,704,058	$2,795,970
Less: time deposits of $250,000 or more	32,075	36,875
Less: brokered deposits	—	—
Core deposits	$2,671,983	$2,759,095

Core deposits to total deposits	98.81%	98.68%

Core deposits exclude time deposits of $250,000 or more and brokered deposits. We believe this non-GAAP financial measure provides investors with information regarding the stability of the Company's sources of funds.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are interest rate risk and credit risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due and is disclosed in detail above.

Interest Rate Risk

The most significant form of market risk is interest rate risk inherent in the normal course of lending and deposit-taking activities. Management believes that our ability to successfully respond to changes in interest rates will have a significant impact on our financial results. To that end, management actively monitors and manages our interest rate exposure.

The Asset/Liability Management Committee (ALCO), which is authorized by the Company’s board of directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.

We monitor the impact of changes in interest rates on our net interest income and economic value of equity, or EVE, using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.

The following table sets forth, as of September 30, 2019, the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$194,449	39.4%	$21,736	17.5%	$28,376	23.2%
+300	160,755	32.6%	17,088	13.8%	22,665	18.5%
+200	118,640	24.1%	11,818	9.5%	15,974	13.1%
+100	64,260	13.0%	6,130	4.9%	8,479	6.9%
Flat	—	—%	—	—%	—	—%
-100	(91,930)	(18.6)%	(11,096)	(9.0)%	(15,575)	(12.7)%
-200	(93,640)	(19.0)%	(20,144)	(16.3)%	(28,077)	(22.9)%

This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors or changes in earning assets mix, which could reduce the actual impact on EVE and net interest income, if any.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and net interest income requires that we make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and net interest income table presented above assumes that the composition of our interest-rate-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the EVE and net interest income table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Credit Risk

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Our loan policy documents underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the borrower, industry, and product levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent loan review process that assesses compliance with loan policy, compliance with loan documentation standards, accuracy of the risk rating and overall credit quality of the loan portfolio.

ITEM 4.         CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are sometimes party to legal actions that are routine and incidental to our business. Management, in consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our prospectus filed with the SEC on October 11, 2019.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering

On October 10, 2019, our registration statement on Form S-1 (Registration No. 333-233747) was declared effective by the SEC for our underwritten initial public offering (the “IPO”) in which we sold a total of 9,429,794 shares of our common stock at a price to the public of $16.00 per share.  Keefe, Bruyette & Woods, Inc. and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering.

The offering commenced on October 1, 2019.  The sale of the initial 8,300,000 shares closed on October 16, 2019, and the sale of an additional 1,129,794 shares pursuant to the exercise of the underwriters’ option to purchase additional shares closed on October 31, 2019. We received total net proceeds, after deducting estimated underwriting discounts and commissions and offering expenses payable by the Company, of approximately $138 million.  We used approximately $121 million of the net proceeds of the offering, together with the proceeds of dividends to us from Heartland Bank and Trust Company (“Heartland Bank”) and State Bank of Lincoln (“Lincoln Bank”), to pay a $170 million distribution to our pre-IPO stockholders.  We used approximately $17 million of the net proceeds of the offering to make a capital contribution to Heartland Bank.

Repurchases of Equity Securities

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

None.

Item 6.         EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of HBT Financial, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-234385), filed on October 30, 2019).

3.2	Amended and Restated By-law of HBT Financial, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-234385), filed on October 30, 2019).

10.1

Amended Restated Stockholder Agreement, dated as of September 27, 2019, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (No. 333-233747), filed on October 1, 2019).

10.2	Registration Rights Agreement, dated as of October 16, 2019, by and among the Company and the stockholders party thereto.

10.3	HBT Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-234385), filed on October 30, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HBT FINANCIAL, INC.

November 20, 2019	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)