Form 10-K
period 2019-12-31
HBT Financial, Inc.
filed 2020-03-27
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001‑39085

HBT Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	37‑1117216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 North Hershey Road Bloomington, Illinois 61704	(888) 897‑2276
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HBT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”  in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 27, 2020, there were 27,457,306 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of HBT Financial, Inc. to be filed within 120 days of December 31, 2019.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements may include statements relating to our future plans, strategies and expectations, as well as our future revenues, expenses, earnings, losses, financial performance, financial condition, asset quality metrics and future prospects. Forward looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

•	our asset quality and any loan charge-offs;
•	the composition of our loan portfolio;
•	time and effort necessary to resolve nonperforming assets;
•	environmental liability associated with our lending activities;
•

the effects of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, and our loan originations, and our modeling estimates relating to interest rate changes;

•	our access to sources of liquidity and capital to address our liquidity needs;
•	our inability to receive dividends from our Banks, pay dividends to our common stockholders or satisfy obligations as they become due;
•	the effects of problems encountered by other financial institutions;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	our ability to attract and retain skilled employees or changes in our management personnel;
•	any failure or interruption of our information and communications systems;
•	our ability to identify and address cybersecurity risks;
•	the effects of the failure of any component of our business infrastructure provided by a third party;
•	our ability to keep pace with technological changes;
•	our ability to successfully develop and commercialize new or enhanced products and services;
•	current and future business, economic and market conditions in the United States generally or in Illinois in particular;
•	the geographic concentration of our operations in the State of Illinois;
•	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
•	our ability to attract and retain customer deposits;
•	our ability to maintain our Banks’ reputations;
•	severe weather, natural disasters, pandemics, acts of war or terrorism or other external events;
•	the effects of the coronavirus pandemic;
•	possible impairment of our goodwill and other intangible assets;
•	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
•	our prior status as an S Corp;
•	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
•	the effectiveness of our risk management and internal disclosure controls and procedures;
•	market perceptions associated with certain aspects of our business;
•	the one-time and incremental costs of operating as a standalone public company;
•	our ability to meet our obligations as a public company, including our obligations under Section 404 of Sarbanes-Oxley; and

•

damage to our reputation from any of the factors described above, in Part I, Item 1A “Risk Factors”, Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations",  or elsewhere in this Annual Report on Form 10‑K.

These risks and uncertainties, as well as the factors discussed in Part I, Item 1A "Risk Factors," should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

HBT Financial, Inc. (the “Company”), a Delaware corporation incorporated in 1982, is a bank holding company headquartered in Bloomington, Illinois that has elected to be regulated as a financial holding company. As of December 31, 2019, we had total assets of $3.2 billion, loans held for investment of $2.2 billion, total deposits of $2.8 billion and stockholders' equity of $333 million. Through our two bank subsidiaries, Heartland Bank and Trust Company (“Heartland Bank”) and State Bank of Lincoln (collectively referred to as the “Banks”), we provide a comprehensive suite of business, commercial and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois. The Company’s common stock is traded on the Nasdaq exchange under the symbol “HBT.”

The roots of our Company can be traced back 100 years to 1920 when M.B. Drake, the grandfather of our current Chairman and CEO, Fred Drake, helped found a community bank in Cornland, Illinois. The Drake family operated several banks throughout Central Illinois, and eventually, in 1982, George Drake (M.B.'s son and Fred's father) incorporated the Company as one of the first multi-bank holding companies in Illinois. Since that time, we have grown both organically and through the successful integration of more than a dozen community bank acquisitions.

The foundation for our success has been built upon a steadfast commitment to our core operating principles:

•	Prioritize safety and soundness. We engage in safe and sound banking practices that preserve the asset quality of our balance sheet and protect our deposit base.
•	Maintain strong profitability. We have produced consistently strong earnings – before, during, and since the 2008-2009 financial crisis.
•	Continue disciplined growth. We have a strong track record of organic and acquisitive growth with our seasoned senior management team.
•

Uphold our Midwestern values. We convey the values of the Midwest through hard work, perseverance and doing the right things. We serve our customers well; provide employment, challenges and rewards for our staff; and generate good returns for our stockholders.

PRODUCTS AND SERVICES

Our products and services are primarily deposit, lending, and ancillary products that offer a broad range of options to meet the needs of individuals, businesses, and municipal entities. We continue to enhance our digital banking suite of products so that all consumer and commercial customers can do their banking at their convenience, through their channels of choice.

Additionally, we provide traditional trust and investment services, farmland management and farmland sales through our Wealth Management division.

Lending Products and Services

We offer a broad range of lending products with a focus on regulatory commercial real estate ("CRE"), which includes non-owner occupied CRE, construction and land development (“C&D”) and multi-family; commercial and industrial ("C&I") and owner-occupied CRE; agricultural and farmland; and one-to-four family residential loans.  We also provide municipal, consumer and other loans.

We have a strong credit culture that is conservative, favors asset quality first, and balances local lenders' knowledge of their marketplace with a strong centralized credit process. We maintain a well-diversified portfolio of loans and control concentrations related to loan types and specific industries or businesses.

Regulatory CRE

We provide financing for a wide variety of property types including multi-family, senior living, retail, warehouse, manufacturing, office, and hotel/motel. Our C&D portfolio includes both ground up construction projects and renovation projects in addition to some developed and undeveloped land.  We focus on borrowers with successful backgrounds in owning, managing, and developing real estate projects.

C&I and Owner-occupied CRE

We make loans to a wide variety of businesses with no material concentration in any one industry. C&I loans primarily include loans for working capital and equipment needs to small and mid-sized businesses in the communities that we serve. Owner-occupied CRE primarily includes amortizing first mortgage loans on properties occupied by our C&I customers. We focus on small and middle market businesses in the communities that we serve.

Agriculture and Farmland

With our roots in smaller communities throughout Central Illinois, we have a long history of financing agriculture production and land. We originate loans to agriculture producers for input costs, equipment and land. Most of our agriculture loans are to family farms growing corn and soybeans.

One-to-Four Family Residential

These loans include both owner-occupied and non-owner occupied one-to-four family homes and condominiums. They consist of first mortgage amortizing loans, second mortgage amortizing loans and home equity lines of credit. These loans primarily consist of loans originated by our lenders through our branch network on properties in the communities that we serve.

Deposit Products and Services

We offer traditional bank deposit account services as well as digital banking services tailored to meet the needs of today's deposit consumers. Our deposit accounts consist of noninterest-bearing demand deposits, interest-bearing transaction accounts, money market accounts, savings accounts, certificates of deposits, HSA, and IRA accounts. Our digital banking services include online banking, mobile banking, digital payments, and personal financial management tools. We also provide commercial checking accounts and related services such as treasury management.

Wealth Management

Our wealth management division provides financial planning to individuals, trusts and estates; trustee and custodial services; investment management; corporate retirement plan consulting and administration; and retail brokerage services. Further, our agriculture services department operates under our wealth management division and provides farm management services and brokers farmland sales and crop insurance throughout our markets.

Residential Mortgage Origination and Servicing

We originate one-to-four family residential mortgage loans and generally sell those loans in the secondary market. Loans are originated by our mortgage lenders within our branch network. To a lesser extent, we purchase loans originated by other banks that are in turn sold into the secondary market. We sell conventional loans to both Freddie Mac and Fannie Mae and retain the servicing for substantially all those loans. We also originated FHA, VA and Rural Development loans, which are typically sold servicing released.

MARKET AREA

We currently operate 61 full-service and three limited-service branch locations across 18 counties in Central and Northeastern Illinois, including the Chicago metropolitan market. We hold a leading deposit market share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Our long history of providing relationship-based, personal banking services; the successful integration of several strategic in-market acquisitions; and a relatively small presence of money center and super-regional banks in our mid-sized markets has enabled us to maintain meaningful market share in these markets.

Our management team believes our diverse footprint in both urban and rural markets positions us well relative to our competition in terms of access to both high quality, stable funding sources and a wealth of loan growth opportunities in attractive markets. We consider ourselves to be well positioned to meet the needs of commercial and retail customers through our branch network, comprehensive suite of banking and wealth management products, and our commitment to high-touch customer service.

BUSINESS STRATEGY

We intend to pursue the following strategies that we believe will continue to drive growth while maintaining our high levels of asset quality and profitability:

Preserve Strong Ties to our Communities

Our community banking approach stems from our Midwestern values—hard work; perseverance; and doing the right things for our customers, staff, stockholders and communities. Our senior management team lives and works in the communities we serve, and our commitment to delivering banking products and services that support the needs of our target customers enables us to preserve and grow share in our markets. The quality of our comprehensive suite of products and services coupled with our relationship-based approach to banking contribute meaningfully to our growth and success.

Deploy Excess Deposit Funding into Loan Growth Opportunities

Our strong market share in our core mid-sized markets provide a stable source of attractive funding. Our management believes our scale in these mid-sized markets and the relative scarcity of money center banking institutions operating in them creates a highly defensible market position whereby we can continue to maintain our funding cost advantage relative to our peer groups. We believe the Chicago MSA provides significant opportunities for loan growth. Many competitors in this market are money center or super-regional banks, and we believe our responsive, local decision-making provides a competitive advantage over these larger, more bureaucratic institutions. Further, we expect to continue to benefit from continued market disruption in the Chicago MSA, caused by recent significant bank acquisitions, by acquiring talent and customers experiencing displacement.

Maintain a Prudent Approach to Credit Underwriting

Robust underwriting and pricing standards have been a hallmark of the Company and continue to serve as a central tenet of our banking strategy even as we grow our loan portfolio in newer markets. We intend to prudently deploy our excess funding and liquidity into assets that optimize risk-adjusted returns and maintain peer-leading net interest margin with minimal losses. Further, we believe our history of maintaining strong asset quality and minimal levels of problem assets even through the Great Recession confirms the effectiveness of our strong credit underwriting.

Pursue Strategic Acquisitions

Our management team has a history of successfully integrating strategic acquisitions over several decades. We believe this track record will position the Company to be an attractive acquirer for many potential partners. We continue to opportunistically seek acquisitions that are either located within our market footprint, in adjacent markets or provide a new growth opportunity that is strategically and financially compelling and consistent with our culture.

EMPLOYEES

At December 31, 2019, we had 747 full-time equivalent employees. Our employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

COMPETITION

Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks in all of our markets and, to a lesser extent, with money center banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies and other financial institutions operating within the areas we serve.

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals.

Our most direct competition for deposits has historically come from commercial banks and credit unions. We face increasing competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized service and efficient decision-making tailored to individual needs. We do not rely on any individual, group, or entity for a material portion of our loans or our deposits.

We continue to see increased competitive pressures on loan rates and terms and increased competition for deposits. Continued loan pricing pressure may affect our financial results in the future.

COMPANY WEBSITE

The Company maintains a website at ir.hbtfinancial.com. The contents of this website are not a part of this report. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website and at www.sec.gov as soon as reasonably practicable after these materials are filed with the SEC.

INITIAL PUBLIC OFFERING

On October 11, 2019, we priced our initial public offering (the “IPO”). In the IPO, we issued and sold 9,429,794 shares of common stock and received proceeds, net of offering costs, of approximately $138 million. The proceeds were used to fund a $170 million special dividend, or $9.43 per share, to stockholders of record prior to the initial public offering.

SUPERVISION AND REGULATION

We and our subsidiaries, including Heartland Bank and State Bank of Lincoln, are subject to extensive supervision, regulation and examination under federal and state banking laws, which impose a comprehensive system of supervision, regulation and enforcement on our operations. We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934 (the “Exchange Act”), both as administered by the SEC, as well as the corporate governance rules that apply to companies with securities listed on the Nasdaq.

Banking laws, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition, federal and state bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. This regulatory framework has a significant effect on our growth and financial performance and is intended primarily for the protection of bank depositors, bank customers, the Deposit Insurance Fund (the “DIF”), and the U.S. banking and financial system and financial markets as a whole, and not for the protection of our stockholders and creditors.

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in response to the global financial crisis of 2008, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of tailoring and rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.

The following discussion describes certain elements of the comprehensive bank regulatory framework applicable to us, which descriptions are qualified in their entirety by reference to the subject laws, regulations and written guidance. This discussion is not intended to describe all laws and regulations applicable to us, the Banks and our other subsidiaries.

General

We are a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”), subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We have elected to be regulated as a financial holding company, although we currently do not conduct any non-banking activities or have any non-bank subsidiaries. Each of Heartland Bank and State Bank of Lincoln is chartered as a commercial bank under the laws of Illinois with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and is not a member of the Federal Reserve System. Consequently, the primary banking regulators of each of the Banks are the FDIC and the Illinois Department of Financial and Professional Regulations (the “IDFPR”). As the owner of Illinois-chartered banks, we also are subject to the supervision of the IDFPR.

We and our Banks are subject to regular examination by our respective banking regulators, which result in examination reports and ratings that can impact the conduct and growth of our operations. Examination results and many related supervisory matters are confidential. These examinations consider compliance with applicable banking laws and regulations, capital levels, asset quality and risk, ability and performance of management, earnings, liquidity, and various other factors.

The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a bank or bank holding company if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization's operations are unsatisfactory, unsafe, unsound or fail to comply with applicable law, or are otherwise inconsistent with laws and regulations or with the supervisory policies of the agency. Further, the banking agencies have great flexibility and powers to undertake enforcement actions against bank holding companies, banks, and their respective officers, directors and institution-affiliated parties, including the power to impose a capital plan and capital directive, impose nonpublic supervisory agreements, issue cease and desist orders, impose civil money penalties, appoint a conservator or receiver or the termination of deposit insurance.

Federal law requires us, as a bank holding company, to act as a source of financial and managerial strength to our Banks. Under this requirement, we are expected to commit resources to support the Banks, even if we may not be in a financial position to provide such resources or if it may not be in our stockholders' or creditors' best interests to do so. In the event of our bankruptcy, any commitment by us to a banking agency to maintain the capital of our Banks will be assumed by the bankruptcy trustee and entitled to priority of payment.

Permitted Activities

In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. Bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in a broader range of additional activities than bank holding companies, may obtain regulatory approval for certain proposed acquisitions or mergers more quickly and, in certain circumstances, may complete acquisitions without prior regulatory approval. In particular, financial holding companies may engage in activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Federal Reserve has the power to order a bank holding company or any of its subsidiaries to terminate any activity or to terminate ownerships or control of any subsidiary if the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

As Illinois-chartered commercial banks, each of our Banks' business is generally limited to activities permitted by Illinois law and applicable federal laws. Under the Illinois Banking Act, our Banks generally may engage in all usual banking activities, including accepting deposits, making commercial and consumer loans and buying and selling certain investment securities. However, Illinois law also imposes restrictions on the activities of our Banks which are intended to promote their safety and soundness. For example, our Banks are restricted under the Illinois Banking Act from investing in certain types of investment securities and are generally limited in the amount that each can lend to a single borrower or invest in securities issued by a single issuer.

Acquisitions and Branching

The BHCA, Section 18(c) of the Federal Deposit Insurance Act (the "Bank Merger Act"), the Illinois Banking Act, the Illinois Bank Holding Company Act and other federal and state statutes regulate acquisitions of banks and bank holding companies. Federal law permits state and national banks to merge with banks in other states, subject to applicable regulatory approvals, deposit concentration limits, and any state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years). We must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, we will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank or bank holding company (other than directly through the Banks) or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for either of our Banks to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, banking agencies consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the CRA, the applicant's compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an application in connection with an acquisition, or to prohibit any further acquisition activity of a bank or bank holding company, whether or not approval is required.

Illinois state-chartered banks have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Under federal law, the Banks may, with the approval of the FDIC, open a branch in any state if the law of that state would permit a state bank chartered in that state to establish the branch.

Acquisitions of Control of the Company

Acquisitions of our voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the BHCA and the Change in Bank Control Act of 1978 (the “CBCA”). Under the CBCA, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. Investors should be aware of these requirements when acquiring shares in our stock. In addition, under the Illinois Banking Act, any acquisition of our stock that results in a change in control of the Company would require prior approval of the IDFPR.

Dividends, Share Repurchases and Redemptions

We are a legal entity separate and distinct from our subsidiaries and, because substantially all of our net income comes from the Banks, our ability to pay dividends or repurchase or redeem shares depends upon our receipt of dividends or other distributions from the Banks. There are limitations on the payment of dividends by the Banks to the Company, as well as by the Company to its stockholders, under applicable banking laws and regulations.

Federal banking agencies are authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, the banking agencies have stated that paying dividends that deplete a banking organization's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. Under the Basel III Capital Rules, the Company and the Banks must maintain the applicable Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions, including dividends. For more information on these financial measures at the Company, Heartland Bank, and State Bank of Lincoln, see Note 18 to our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10‑K.

In addition, Federal Reserve policy provides that bank holding companies, such as the Company, should generally pay dividends to stockholders only if (i) the organization's net income available to common stockholders over the past year has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition and (iii) the organization will continue to meet minimum capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure. In addition, the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

As an Illinois-chartered bank, each Bank, may pay dividends without the approval of its banking regulators only if it meets applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed an amount equal to the accumulated retained earnings of the Bank after giving effect to any unrecognized losses and bad debts. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection.

Further, under the BHCA, we may be required to provide the Federal Reserve with prior written notice of any purchase or redemption of our outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of our consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by or written agreement with the Federal Reserve. This prior notice requirement does not apply to any bank holding company that meets certain well-capitalized and well-managed standards and is not subject to any unresolved supervisory issues.

Regulatory Capital Requirements

The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the IDFPR monitor the capital adequacy of our Banks. The Company and the Banks are required to maintain minimum capital ratios, as well as a capital conservation buffer, pursuant to final rules approved by federal bank regulators (the "Basel III Capital Rules") based on the Basel III framework set forth by the Basel Committee on Banking Supervision (the "Basel Committee") as well as certain provisions of the Dodd-Frank Act.

Under the Basel III Capital Rules, the Company and the Banks are required to have minimum capital ratios of (i) Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of at least 4.5%, (ii) Tier 1 capital to risk-weighted assets of at least 6.0%, (iii) total capital to risk-weighted assets of at least 8.0%, and (iv) Tier 1 capital to average assets (known as the “leverage ratio”) of at least 4.0%.

In addition to meeting the minimum capital requirements, the Company and the Banks must also maintain the required capital conservation buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios.

The capital conservation buffer requirement became fully phased-in on January 1, 2019 and is now 2.5%. Therefore, the minimum capital requirements the Company and the Banks must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the capital conservation buffer) were (i) CET1 capital to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The leverage ratio is not impacted by the capital conservation buffer.

Well-Capitalized Requirements

The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, securities trading activities, or significant or anticipated growth.

In order to be considered well capitalized, the Banks must maintain minimum capital ratios of (i) CET1 capital to risk-weighted assets of at least 6.5%, (ii) Tier 1 capital to risk-weighted assets of at least 8.0%, (iii) total capital to risk-weighted assets of at least 10.0%, and (iv)  leverage ratio of at least 5.0%. A banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company's or the Banks' ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.

Community Bank Leverage Ratio

Pursuant to the Regulatory Relief Act, banks and bank holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a "Qualifying Community Bank") may choose to satisfy their regulatory capital requirements by maintaining a certain "community bank leverage ratio," which is equal to tangible equity capital divided by average total consolidated assets. Under the final rule, effective January 1, 2020, a Qualifying Community Bank with a community bank leverage ratio that exceeds 9.0% would be considered to be "well-capitalized" and to have met generally applicable leverage and risk-based capital requirements. The community bank leverage ratio framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. We have not elected to be subject to the Community Bank Leverage Ratio.

Prompt Corrective Action Framework

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") requires the banking agencies to take prompt corrective action with respect to banks that fall below minimum capital standards, and prohibits any bank from making any capital distribution that would cause it to be undercapitalized. Banks that are not adequately capitalized may be subject to a variety of supervisory actions, including restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the banking agencies, must be guaranteed in part by any company having control of the institution. The FDIC Improvement Act also provides for enhanced supervisory authority with respect to banks that fall below minimum capital standards, including greater authority for the appointment of a conservator or receiver for critically undercapitalized institutions. Acting as a conservator or receiver, the FDIC would have broad powers to transfer any assets or liabilities of the institution without the approval of the institution's creditors or stockholders. Banks that are less than well-capitalized are also subject to restrictions under the Federal Deposit Insurance Act (the "FDI Act") relating to accepting and renewing brokered deposits, as well as deposit rate restrictions.

Under the Basel III Capital Rules, a bank qualifies as (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a Leverage Ratio of 5% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Leverage Ratio of 4% or greater and is not "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6% or a Leverage Ratio of less than 4%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4% or a Leverage Ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

Management believes that as of December 31, 2019, each of our Banks qualified as “well capitalized”.

Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W impose qualitative standards and quantitative limitations upon certain transactions between FDIC-insured banks, such as the Banks, and its affiliates, including between a bank and its holding company. Transactions covered by these provisions include a loan or extension of credit to an affiliate, a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from an affiliate, derivative transactions that create a credit exposure to an affiliate, securities borrowing and lending transactions with an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All such transactions with any one affiliate cannot exceed 10% of the bank's total capital, and all such transactions with all affiliates cannot exceed 20% of the bank's total capital. However, if the transaction is a loan or other extension of credit that is fully secured by cash or other prescribed and limited types of collateral in a segregated, earmarked deposit account, it will not be counted for purposes of the 10% and 20% thresholds. In addition, such transactions must be on terms that are at least as favorable to the bank as those that it could obtain in a comparable transaction with a non-affiliate.

The Federal Reserve's Regulation O also places similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Banks, to their directors, executive officers and principal stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.

Safety and Soundness Standards

The FDIA requires the FDIC, together with the other banking agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. In addition, the banking agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDIC Improvements Act which establish general standards relating to internal controls, risk management and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage specified risks and exposures. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In addition, the banking agencies adopted regulations that authorize, but do not require, the agencies to order an institution that has been given notice that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the banking agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of the FDIA described above. If an institution fails to comply with such an order, the banking agency may seek to enforce its order in judicial proceedings and to impose civil money penalties. The banking agencies have also adopted guidelines for asset quality and earning standards. State-chartered banks, including the Banks, may also be subject to a state's statutes, regulations and guidelines relating to safety and soundness.

Source of Strength

The Company is required to serve as a source of financial and managerial strength to the Banks and, under appropriate conditions, to commit resources to support the Banks. This support may be required by the Federal Reserve at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of the Company or our stockholders or creditors. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company's ability to commit resources to such subsidiary bank.

Under these requirements, the Company may in the future be required to provide financial assistance to the Banks should they experience financial distress. Capital loans by the Company to the Banks would be subordinate in right of payment to deposits and certain other debts of the Banks. In the event of the Company's bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Banks would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Deposit Insurance, Depositor Preference and Assessments

The deposits of the Banks are insured by the DIF up to the standard maximum deposit insurance amount of $250,000 per depositor. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If contested, such terminations can only occur following judicial review through the federal courts.

In the event of the liquidation or other resolution of a bank, the claims of depositors of the bank, including the claims of the FDIC as subrogee of insured depositors and certain claims for administrative expenses of the FDIC as a receiver, will have priority in payment ahead of unsecured non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company with respect to any extensions of credit made to such bank. In addition, under the FDI Act a bank that is commonly controlled with another bank generally shall be liable for losses incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled bank, or for any assistance provided by the FDIC to such commonly controlled bank.

Our Banks must pay deposit insurance assessments to the FDIC based on average total assets minus average tangible equity, among other factors. As institutions with less than $10 billion in total assets, the assessments for each of our Banks are based on the level of risk it poses to the FDIC's deposit insurance fund. Pursuant to changes adopted by the FDIC that were effective July 1, 2016, the initial base rate for deposit insurance is between three and 30 basis points. Total base assessments after possible adjustments now range between 1.5 and 40 basis points. For established smaller institutions, like Heartland Bank and State Bank of Lincoln, supervisory ratings are used to calculate a total base assessment rate, along with an initial base assessment rate, an unsecured debt adjustment (which can be positive or negative), and a brokered deposit adjustment. The Dodd-Frank Act also set a new minimum deposit insurance fund reserve ratio of 1.35% of estimated insured deposits but 2020, which was surpassed ahead of schedule in 2018.

In addition to the amounts paid for FDIC deposit insurance described above, all Illinois state-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of our Banks' total assets.

Consumer Financial Protection

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act, the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, restrict our ability to raise interest rates on extensions of credit and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act created an independent federal agency, the Consumer Financial Protection Bureau (the “CFPB”), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including TILA, ECOA and the authority to prohibit "unfair, deceptive, or abusive" acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of the banking agencies more broadly.

The CFPB also has exclusive supervisory and examination authority and primary enforcement authority with respect to various federal consumer financial laws and regulations for insured depository institutions with $10 billion or more in total assets. Because the Banks currently each have less than $10 billion in total assets, the Banks are not subject to the examination and supervisory authority of the CFPB, but are nevertheless required to comply with various federal consumer financial laws and regulations, including laws and regulations implemented by the CFPB. The FDIC is primarily responsible for examining the Banks' compliance with federal consumer financial laws and regulations, including CFPB regulations. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as our Banks, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

Residential Mortgage Lending

As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing TILA, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers' ability-to-repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability to repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower's total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

Privacy

The federal banking regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Data privacy and data security are areas of increasing state legislative focus. Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require the Banks to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require the Banks to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Cybersecurity

In March 2015, the banking agencies issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to-date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers.

In late 2017, the SEC announced that it plans to issue guidelines governing the manner in which public companies report cybersecurity breaches to investors. Any SEC guidelines would be in addition to notification and disclosure requirements under state and federal banking law and regulations.

Lending Standards Guidance and Concentrations in Commercial Real Estate

The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Banks, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators' Interagency Guidelines for Real Estate Lending Policies.

Also, in December  2015,  the  federal  banking  regulators  released  a  statement  entitled  “Interagency  Statement  on  Prudent  Risk  Management  for Commercial Real Estate Lending” (the “CRE Guidance”). In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”, which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represent 300% or more of its total capital and (2) the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Leveraged Lending Guidance

In March 2013, the banking agencies jointly issued guidance on leveraged lending, which updates and replaces the guidance for leveraged finance activities issued by the banking agencies in April 2001. The revised leveraged lending guidance describes regulatory expectations for the sound risk management of leveraged lending activities, including the importance for institutions to maintain (i) a credit limit and concentration framework consistent with the institution's risk appetite, (ii) underwriting standards that define acceptable leverage levels, (iii) strong pipeline management policies and procedures and (iv) guidelines for conducting periodic portfolio and pipeline stress tests.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), which the FDIC and the other banking regulators have indicated will be significantly updated and revised, each of our Banks has an affirmative and continuing obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities.

In connection with its examination of our Banks, the FDIC is required to assess each bank's compliance with the CRA. The CRA requires the appropriate federal banking agency to take an insured depository institution's CRA record into account when evaluating certain applications filed by us or either of our Banks, including applications for charters, branch openings or relocations and applications to acquire, merge or consolidate with another bank or bank holding company. The CRA also requires that all institutions publicly disclose their CRA ratings. Each of our Banks received a rating of "satisfactory" in its most recently completed CRA examination, during late-2017 for Heartland Bank and mid-2017 for State Bank of Lincoln.

Federal Home Loan Bank Membership

The Banks are members of the FHLB System, an organization created under the Federal Home Loan Bank Act of 1932 to serve as a central credit facility for its members through eleven U.S. government-sponsored banks, including the FHLB of Chicago. The FHLB of Chicago makes loans to member banks in the form of advances, all of which are required to be fully collateralized, as determined by the FHLB of Chicago. In the event that a member financial institution fails, the right of the FHLB of Chicago to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors. To qualify for membership in the FHLB System the Banks are required to hold a certain amount of common stock in one of the Federal Home Loan banks, in order to be eligible to borrow funds from such Federal Home Loan bank under the FHLB System's advance program. There is no secondary market for the FHLB of Chicago 's common stock, but additional purchases from, or repurchases by, the FHLB of Chicago may occur under prescribed circumstances. Specifically, the board of directors of the FHLB of Chicago can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLB of Chicago depends entirely upon the occurrence of future events, we are unable to determine the extent of future required potential payments to the FHLB of Chicago at this time.

Anti-Money Laundering and Similar Regulations

A major focus of governmental policy on banks and other financial institutions in recent years has been combating money laundering and terrorist financing. The Bank Secrecy Act (“BSA”) and the USA PATRIOT Act of 2001 impose significant obligations on banks and other financial institutions to detect and deter money laundering and terrorist financing. Banks and other financial institutions are required to establish compliance programs designed to implement BSA requirements that include, among other things: verifying customer identification, reporting certain large cash transactions, responding to requests for information by law enforcement, and monitoring, investigating and reporting suspicious transactions or activity. The Treasury's Office of Foreign Assets Control enforces economic and trade sanctions based on U.S. foreign policy and national security goals against entities such as targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in the proliferation of weapons of mass destruction. The banking agencies routinely examine banks for compliance with these obligations, and failure of a bank to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the bank and its bank holding company, including the ability to engage in merger or acquisition transactions. The banking agencies have imposed cease and desist orders and significant civil money penalties against banks found to be violating these obligations and have, in some cases, brought criminal actions against some bank and bank holding companies for these types of violations.

Incentive Compensation

The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations, such as the Company and the Banks, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including the Company and the Banks, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule was issued in 2016. Also pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could affect the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, or limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

ITEM 1A. RISK FACTORS

The material risks and uncertainties that management believes affect us are described below. You should carefully consider these risks, together with all of the information included herein. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations.

LENDING AND CREDIT RISKS

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

Although management believes that the allowance for loan losses is adequate to absorb losses on existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The majority of our loan portfolio consists of commercial and regulatory CRE loans, which have a higher degree of risk than other types of loans.

Commercial and regulatory CRE loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

The small to midsized businesses to which we lend may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to midsized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, can have less access to capital sources and loan facilities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate or any of our borrowers otherwise are affected by adverse business developments, our small to medium-sized borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our results of operations and financial condition.

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board ("FASB") has issued a new accounting standard that will replace the current approach for establishing allowances for loan and lease losses, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. As an emerging growth company relying on the extended transition period for new accounting standards, this standard, referred to as

Current Expected Credit Loss, or CECL, will be effective for us in 2023. The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. The Company is currently evaluating the impact the CECL standard will have on its accounting. The adoption of the CECL standard will materially affect how we determine allowance for loan losses ("ALLL") and could require us to significantly increase the allowance. Moreover, the CECL standard may create more volatility in the level of ALLL and related provision for credit losses. If we are required to materially increase the level of ALLL for any reason, such increase could adversely affect our business, financial condition and results of operations.

In addition, from time to time, FASB and the SEC may change other financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of the Company’s financial statements. These changes are beyond the Company’s control, can be difficult to predict, and could materially impact how the Company reports its results of operations and financial condition.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned ("OREO") and other repossessed assets may not accurately describe the fair value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the fair value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

We provide loans and services to the agriculture industry and the health of this industry is impacted by factors outside our control and the control of our customers.

Our loan portfolio includes loans outstanding to agricultural producers and/or secured by farmland. In addition, our commercial loan portfolio includes loans to farm implement dealerships, grain elevators and other businesses that provide products and services to agricultural producers. We also provide farm management advice, engage in farm sale services and arrange for crop insurance. Our agriculture loans generally consist of (i) real estate loans secured by farmland, (ii) crop input loans primarily focused on corn and soybeans and (iii) equipment financing for specific agriculture equipment. Decreases in commodity prices, such as those currently impacting the agriculture industry, may negatively affect both the cash flows of the borrowers and the value of the collateral supporting such loans, and could decrease the fees from our other agricultural services. Current tariffs imposed on China and tariffs under consideration for China and other countries are currently putting downward pressure on commodity prices. Although we attempt to account for the possibility of such commodity price fluctuations in underwriting, structuring and monitoring our agriculture loans, there is no guarantee that our efforts will be successful and we may experience increased delinquencies or defaults in this portfolio or be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

Our agricultural loans are dependent on the profitable operation and management of the farmland securing the loan and its cash flows. The success of our agricultural loans may be affected by many factors outside the control of the borrower, including:

•

adverse weather conditions (such as hail, drought and floods), restrictions on water supply or other conditions that prevent the planting of a crop or limit crop yields, or that affect crop harvesting;

•	loss of crops or livestock due to disease or other factors;
•	declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;
•	increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);
•	adverse changes in interest rates, currency exchange rates, agricultural land values or other factors that may affect delinquency levels and credit losses on agricultural loans;
•

the impact of government policies and regulations (including changes in price supports, subsidies, government-sponsored crop insurance, minimum ethanol content requirements for gasoline, tariffs, trade barriers and health and environmental regulations);

•	access to technology and the successful implementation of production technologies; and
•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is, and is expected to be, secured by real property and during the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In addition, we own our branch properties. If hazardous or toxic substances are found on our foreclosed or branch properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

INTEREST RATE RISKS

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans, increase the cost of deposit and wholesale funding, reduce our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may, among other things, increase prepayments on our loan and securities portfolios and result in a decrease in our net yield on interest-earning assets that exceeds any decrease on our cost of funds, negatively impacting our results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. In March 2020, the Federal Open Markets Committee lowered the Federal Funds target rates twice, for a combined decrease of 150 basis points in response to market volatility related to the COVID-19 (coronavirus) outbreak. As a result of these decreases, and if the Federal Open Markets Committee further lowers Federal Fund target rates, our net interest income, financial condition and results of operations could be adversely affected.

We may seek to mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. Our hedging strategies rely on assumptions and projections regarding interest rates, asset levels and general market factors and subject us to counterparty risk. There is no assurance that our interest rate mitigation strategies will be successful and if our assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that could adversely affect our earnings.

We may be adversely impacted by the transition from the London Interbank Offered Rate ("LIBOR") as a reference rate.

In 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it will stop compelling banks to submit rates for the calculation of LIBOR after the end of 2021, creating considerable uncertainty regarding the publication of such rates beyond 2021. There are currently no agreed upon alternative reference rates. The transition away from LIBOR to alternative reference rates could have a negative impact on the value of, return on, and trading market for the LIBOR-based loans and securities in our portfolio and an adverse impact on the availability and cost of hedging instruments and borrowings. In addition, we may incur expenses if we are required to renegotiate the terms of existing agreements that govern LIBOR-based products as a result of the transition away from LIBOR, and could be subject to disputes or litigation with counterparties regarding the interpretation and enforceability of provisions in existing LIBOR-based products regarding fallback language or other related provisions, as the economics of various alternative reference rates differ from LIBOR. The impact on the valuation, pricing, and operation of our LIBOR-based financial instruments and the cost of transitioning to the use of alternative reference rates is not yet known and could have an adverse effect on our results of operations.

The value of the financial instruments we own may decline in the future.

We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

In addition, an increase in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings.

LIQUIDITY AND FUNDING RISKS

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

In addition to our deposit base, our liquidity is provided by cash from operations and investment maturities, redemptions and sales as well as cash flow from loan prepayments and maturing loans that are not renewed. When needed, additional liquidity is sometimes provided by our ability to borrow from the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago (the "FHLB"), through federal funds lines with our correspondent banks, and through other wholesale funding sources including brokered certificates of deposits or deposits placed with the Certificate of Deposit Account Registry Service. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to continue to implement our business plan, including originating loans, investing in securities, meeting our expenses or fulfilling obligations such as repaying our borrowings and meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and our regulatory requirements, and to fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to capital, such as a decline in the confidence of debt purchasers, depositors of our Banks or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLBC, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

OPERATIONAL RISKS

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans through organic loan growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

We anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy because certain of our market areas are comprised of mature, rural communities with limited population growth. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. In light of the foregoing, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits, identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

Also, as our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount accretion, is paid down, we expect downward pressure on our income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, we could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

Our strategy of pursuing growth via acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects.

We have been pursuing a strategy of leveraging our human and financial capital by acquiring other financial institutions in our target markets, including acquisitions of failed insured depository institutions with the assistance of the FDIC. We continue to opportunistically seek acquisitions that are either located within our market footprint, in adjacent markets or provide a new growth opportunity that is strategically and financially compelling and consistent with our culture.

Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or issue debt or additional equity. In addition to the general risks associated with any growth plans, acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;
•

inaccuracies in the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution. If the actual results fall short or exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected;

•	the ability to finance an acquisition and possible dilution to existing stockholders;
•	compliance and legal risks associated with acquiring unfamiliar customers, products and services, and branches in new geographical markets; and
•

risks associated with integrating the operations and personnel of the acquired business in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues resulting from any loss of customers.

With respect to the risks particularly associated with the integration of an acquired business, we may encounter a number of difficulties, such as: (1) customer loss and revenue loss; (2) the loss of key employees; (3) the disruption of its operations and business; (4) the inability to maintain and increase its competitive presence; (5) possible inconsistencies in standards, control procedures and policies; and/or (6) unexpected problems with costs, operations, personnel, technology and credit. In addition to the risks posed by the integration process itself, the focus of management’s attention and effort on integration may result in a lack of sufficient management attention to other important issues, causing harm to our business. Also, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of an acquired business.

Generally, any acquisition of financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, including the Federal Reserve, the IDFPR, and the FDIC. Such regulators could deny our applications based on various prescribed criteria or other considerations, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals and such a condition may not be acceptable to us or may reduce the benefit of any acquisition. These regulatory approvals and the factors considered in reviewing such applications are described in greater detail in "Supervision and Regulation—Acquisitions and Branching."

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have an adverse effect on our ability to successfully implement our acquisition growth strategy and grow our business and profitability.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. In addition, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") and certain proposed implementing regulations, if adopted, would significantly reduce the regulatory burden of larger bank holding companies. This could cause certain large bank holding companies to more aggressively pursue expansion, including through acquisitions. This competition could increase prices for potential acquisitions, which could reduce our potential returns and reduce the attractiveness of these opportunities to us.

Loss of customer deposits could increase our funding costs.

We rely on bank deposits as a low cost and stable source of funding. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our business, financial condition, and results of operations.

Our future success will be heavily dependent upon our key management personnel.

Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. In addition to these executives, we will depend on the services of our other lending officers and our operational and staff officers. Additionally, our future success and growth will depend upon our ability to recruit and retain highly skilled employees with strong community relationships and specialized knowledge in the financial services industry. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our customers, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

We also face risks related to cyber-attacks and other security breaches in connection with debit card and credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including retailers and payment processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could affect us through no fault of our own. In some cases, we may have exposure and suffer losses for breaches or attacks relating to them, including costs to replace compromised debit cards and address fraudulent transactions.

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our digital banking systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, a number of developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. These developments include increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries and vulnerabilities in third-party technologies (including browsers and operating systems).

Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our or our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in losses to us or our customers, loss of business and/or customers, reputational damage, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition or results of operations could be adversely affected.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers, accounting systems, digital banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as digital banking, loan servicing, and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, debit card and credit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition or results of operations.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described above or herein, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber-incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. Although we review business continuity and backup plans for our vendors and take other safeguards to support our operations, such plans or safeguards may be inadequate. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

Our use of third-party vendors and our other ongoing third-party business relationships is subject to increasing regulatory requirements and attention.

Our use of third-party vendors for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Regulatory guidance requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. Our regulators may hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

We continually encounter technological change and may have fewer resources than many of our larger competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We also may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

In addition, we expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. The implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results. Implementing new products and services also poses compliance and legal risk which, if not fully assessed prior to implementation and effectively managed thereafter, could expose us to fines and penalties, which depending on how severe, may negatively impact our reputation and ability to pursue growth opportunities.

EXTERNAL RISKS

Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could hurt our business in a material way.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Illinois. The economic conditions in our local markets may be different from, or worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate.

Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; pandemics, such as the COVID-19 (coronavirus) outbreak; severe weather; acts of terrorism or war; or a combination of these or other factors.

The State of Illinois has experienced significant financial difficulties, and this could adversely impact certain borrowers and our business.

The State of Illinois is experiencing significant financial difficulties, including material pension funding shortfalls and large budget deficits. In addition, the State’s debt ratings have been downgraded. These issues could impact the economic vitality of the State of Illinois and our customers, and could specifically encourage businesses to relocate, and discourage new employers from starting or moving businesses to Illinois. These issues could also result in delays in the payment of accounts receivable owed to borrowers that conduct business with the State of Illinois and Medicaid payments to nursing homes and other healthcare providers in Illinois and impair their ability to repay their loans when due.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

Many of the loans in our portfolio are secured by real estate as a primary or secondary component of collateral, with substantially all of these real estate loans concentrated in the State of Illinois. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Cook County, in particular, has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.

Our future growth and success will depend on our ability to compete effectively in a highly competitive environment.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, our competitive strategies have focused on attracting deposits in our local markets and growing our loan portfolio by emphasizing specific loan products in which we have significant experience and expertise, identifying and targeting markets in which we believe we can effectively compete with larger institutions and other competitors, and offering highly competitive pricing to borrowers with appropriate risk profiles. We compete for loans, deposits and other financial services with other commercial banks, credit unions, brokerage houses, mutual funds, insurance companies, real estate conduits, mortgage brokers and specialized finance companies. Many of our competitors offer products and services that we do not offer, and some offer loan structures and have underwriting standards that are not as restrictive as our required loan structures and underwriting standards. Some larger competitors have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans more aggressively than we do, and because of their larger capital bases, their underwriting practices for smaller loans may be subject to less regulatory scrutiny than they would be for smaller banks. Newer competitors may be more aggressive in pricing their products in order to increase their market share.

Some of the financial institutions and financial services organizations with which we compete are not subject to the extensive regulations imposed on banks insured by the FDIC and their holding companies. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various financial services. Additionally, technology and other changes are allowing consumers and businesses to complete financial transactions through alternative methods that historically have involved banks. For example, the wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our stock.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, employee, customer and other third-party fraud, record-keeping, regulatory investigations, and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. If our reputation is negatively affected, by the intentional, inadvertent or unsubstantiated misconduct of our employees, directors, customers, third parties, or otherwise, our business and, therefore, our operating results and the value of our stock may be materially adversely affected.

Severe weather, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

Our operations and results of operations will be negatively impacted by the coronavirus pandemic.

Since December 2019, a strain of coronavirus (“COVID-19”) has spread globally including in the areas in which the Company and its customers operate. The COVID-19 pandemic has caused disruption of regional and global economic activity, emergency actions by the Federal Reserve and other U.S. governmental authorities, significant declines in interest rates and equity market valuations, heightened volatility in the financial markets, the shutdown of countries’ borders and directives for residents within the Company’s primary market area to stay at home or in their place of residence and for certain business to suspend some or all of their business activities.  These actions have affected our operations and are expected to impact our financial results in 2020. As of the date of this filing, we anticipate that we will take actions to support our customers in a manner consistent with current guidance provided by Federal banking regulatory authorities. Future developments with respect to COVID-19 are highly uncertain and cannot be predicted and new information may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. The extent to which the COVID-19 outbreak will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the outbreak and additional actions taken by governmental authorities to contain the financial and economic impact of the COVID-19 outbreak.  Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect us in the future.

LEGAL, ACCOUNTING, REGULATORY, AND COMPLIANCE RISKS

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

Our accounting policies and methods are fundamental to the manner in which we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Our critical accounting policies currently include the allowance for loan losses. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided. This could have a material adverse effect on our business, financial condition or results of operations. See also Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8 “Financial Statements and Supplementary Data”.

Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired.  Impairment charges, if any, are reflected in our results of operations in the periods in which they become known. Any future goodwill impairment charge, based on the current goodwill balance or future goodwill arising out of acquisitions, could have a material adverse effect on our results of operations.

The accounting for loans acquired in connection with our acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

Loans acquired in connection with our acquisitions have been recorded at estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. In general, the determination of estimated fair value of acquired loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. A risk exists that our estimate of the fair value of acquired loans will prove to be inaccurate and that we ultimately will not recover the amount at which we recorded such loans on our balance sheet, which would require us to recognize losses.

Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These credit-impaired loans, like non-credit-impaired loans acquired in connection with our acquisitions, have been recorded at estimated fair value on their acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income in future periods. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively impact our results of operations.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition, results of operations and future prospects.

As a bank holding company, we and our subsidiaries are subject to extensive examination, supervision and comprehensive regulation under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the DIF and the overall financial stability of the United States, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Banks are subject to regulation and supervision by the FDIC and the IDFPR. The banking laws and regulations applicable to us govern a variety of matters, including, among other things, the types of business activities in which we and our subsidiaries can engage; permissible types, amounts and terms of loans and investments we may make; the maximum interest rate that we may charge; the amount of reserves we must hold against deposits we take; the types of deposits we may accept; maintenance of adequate capital and liquidity; changes in the control of us and our Banks; restrictions on dividends or other capital distributions; and establishment of new offices or branches. These requirements may constrain our operations or require us to obtain approval from our regulators before engaging in certain activities, with no assurance that such approvals may be obtained, either in a timely manner or at all. Also, the burden imposed by those federal and state regulations may place banks in general, including the Banks in particular, at a competitive disadvantage compared to their non-bank competitors.

Applicable banking laws, regulations, interpretations, enforcement policies, and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for bank holding companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways. Compliance with existing and any potential new or changed regulations, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Our failure to comply with banking laws, regulations and policies, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, the commencement of informal or formal enforcement actions against us, and other negative consequences, including reputational damage, any of which could adversely affect our business, financial condition, results of operations, capital base and the price of our securities.

Prior to October 11, 2019, we were treated as an S Corp, and claims of taxing authorities related to our prior status as an S Corp could harm us.

Effective October 11, 2019,  the Company revoked its S Corp status and became a taxable entity (C Corp) that is subject to U.S. federal income tax. If the unaudited, open tax years in which we were an S Corp are audited by the Internal Revenue Service (the "IRS") and we are determined not to have qualified for, or to have violated, our S Corp status, we will be obligated to pay back tax, interest and penalties. The amounts that we would be obligated to pay could include tax on all of our taxable income while we were an S Corp. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

We could become obligated to make payments to the pre-IPO stockholders for any additional federal, state or local income taxes assessed against such pre-IPO stockholder for tax periods prior to the completion of the IPO.

Prior to October 11, 2019, we were treated as an S Corp for U.S. federal income tax purposes. Because we had been an S Corp, our pre-IPO stockholders had been taxed on our income as individuals. Therefore each pre-IPO stockholder has received certain distributions ("tax distributions") from us that were generally intended to equal the amount of tax such was required to pay with respect to our income. In connection with the IPO, our S Corp status terminated and we are now subject to federal and increased state income taxes. In the event of an adjustment to our reported taxable income for periods prior to termination of our S Corp status, it is possible that each pre-IPO stockholder will be liable for additional income taxes for those prior periods. Pursuant to the Amended Restated Stockholder Agreement, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corp, depending on the nature of the adjustment we may be required to make a payment to each of the pre-IPO stockholders in an amount equal to such pre-IPO stockholder's incremental tax liability, which amount may be material. In addition, we agreed to indemnify each pre-IPO stockholder with respect to unpaid income tax liabilities to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corp status terminates. In both cases, the amount of the payment will be based on the assumption that such pre-IPO stockholder is taxed at the highest rate applicable to individuals for the relevant periods. We also agreed to indemnify each pre-IPO stockholder for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. However, each pre-IPO stockholder agreed to indemnify us with respect to our unpaid tax liabilities (including interest and penalties) to the extent that such unpaid tax liabilities are attributable to a decrease in the shareholder's taxable income for any for tax period and a corresponding increase in the Company's taxable income for any period.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are subject to capital adequacy requirements and may be subject to more stringent capital requirements and, if we fail to meet these requirements, we will be subject to restrictions on our ability to make capital distributions and other restrictions.

The regulatory capital rules adopted by the U.S. banking agencies to implement the Basel III regulatory capital framework developed by the Basel Committee on Banking Supervision (the "Basel III Capital Rules") increased our capital requirements, including by introducing a Common Equity Tier 1 ("CET1") capital ratio and establishing additional criteria for certain capital instruments to be considered Additional Tier 1 and Tier 2 capital. For example, trust preferred securities are generally excluded from being counted as Tier 1 capital under the Basel III Capital Rules, but our trust preferred securities were grandfathered in as a component of Tier 1 capital because we have less than $15 billion in total consolidated assets. If we were to pursue sufficient balance sheet growth through acquisitions or mergers, we could lose Tier 1 capital treatment of our grandfathered trust preferred securities, although such trust preferred securities likely would continue to be included as a component of Tier 2 capital.

The Basel III Capital Rules require us to maintain a minimum CET1 capital ratio of 4.5%, a minimum total Tier 1 capital ratio of 6%, a minimum total capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%, and a capital conservation buffer of greater than 2.5% of risk-weighted assets (the "Capital Conservation Buffer"). The Capital Conservation Buffer began phasing in on January 1, 2016 at 0.625% and increased each year until January 1, 2019, when it reached its fully phased-in level of 2.5%. Failure to maintain the Capital Conservation Buffer would result in increasingly stringent restrictions on our ability to make dividend payments and other capital distributions and to pay discretionary bonuses to our executive officers. See "Supervision and Regulation—Regulatory Capital Requirements" for more information on the capital adequacy standards that we must meet and maintain.

While we currently meet the requirements of the Basel III Capital Rules, we may fail to do so in the future and may be unable to raise additional capital to remediate any capital deficiencies. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities or restricting the commencement of new activities, including our growth initiatives, and could affect customer and investor confidence, our costs of funds and level of required deposit insurance assessments to the FDIC, our ability to pay dividends on our capital stock, our ability to make acquisitions, and our business, results of operations and financial conditions generally.

Future legislative or regulatory change could impose higher capital standards on us or the Banks. The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The Federal Reserve may require us to commit capital resources to support the Banks.

Federal law requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks, and to commit resources to support such subsidiary banks. Under the "source of strength" doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the Company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection into one or both of the Banks could be more difficult and expensive to obtain and could have an adverse effect on our business, financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve (with respect to us) and the FDIC and the IDFPR (with respect to the Banks) periodically examine our business, including our compliance with applicable laws and regulations. These regulatory agencies have extremely broad discretion in their interpretation of regulations and laws, and in their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, lending practices, investment practices, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Future consumer legislation or regulation could harm our performance and competitive position.

The Dodd-Frank Act established the CFPB as an independent federal agency that has broad rulemaking authority over consumer financial products and services for all financial institutions, including deposit products, residential mortgages, home-equity loans and credit cards. In addition, the CFPB also has exclusive supervisory and examination authority and primary enforcement authority with respect to various federal consumer financial laws and regulations for insured depository institutions with more than $10 billion in total consolidated assets. The Banks are not subject to the examination and supervisory authority of the CFPB because they each have less than $10 billion in total assets but are required to comply with the rules and regulations issued by the CFPB. The FDIC has the primarily responsible for supervising and examining the Banks’ compliance with federal consumer financial laws and regulations, including CFPB regulations. See "Supervision and Regulation—Consumer Financial Protection" for additional information.

In addition to the enactment of the Dodd-Frank Act, various state and local legislative bodies have adopted or have been considering augmenting their existing framework governing consumers’ rights. Such legislative or regulatory changes to consumer financial laws and regulations could result in changes to our pricing, practices, products and procedures; increases in our costs related to regulatory oversight, supervision and examination; or result in remediation efforts and possible penalties. We may be required to add additional compliance personnel or incur other significant compliance-related expenses to meet the demands of these consumer protection laws. We cannot predict whether new legislation or regulation will be enacted and, if enacted, the effect that it would have on our activities, financial condition, or results of operations.

We are subject to numerous laws and regulations designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act of 1977 ("CRA") requires our Banks, consistent with safe and sound operations, to ascertain and meet the credit needs of their entire communities, including low and moderate income areas. Our Banks’ failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or our Banks, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See "Supervision and Regulation—Community Reinvestment Act".

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation.

We service some of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur significant additional costs to comply with such requirements which may adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operation could be adversely affected. We have also sold loans to third parties. In connection with these sales, we, or certain of our subsidiaries, make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the loans or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to, among other things, civil and criminal liability, loss of licensure, damage to our reputation in the industry or with customers, fines and penalties, litigation (including class action lawsuits) and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act (the "BSA"), or other laws and regulations could result in fines or sanctions.

Financial institutions are required under the USA PATRIOT Act of 2001 and the BSA to develop programs to prevent financial institutions from being used for money-laundering, terrorist financing and other illicit activities. Financial institutions are also obligated to file suspicious activity reports with the Office of Financial Crimes Enforcement Network ("FinCEN") of the U.S. Department of the Treasury ("Treasury") if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, FinCEN has recently imposed new requirements for financial institutions to enhance their Customer Due Diligence programs, including verifying the identity of beneficial owners of qualifying business customers. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, but these policies may not be effective to provide such compliance. If we violate these laws and regulations, or our policies, procedures and systems are deemed deficient, we could face severe consequences, including sanctions, fines, regulatory actions and reputational consequences. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Regulation in the areas of privacy and data security could increase our costs.

We are subject to various regulations related to privacy and data security, and we could be negatively impacted by these regulations. For example, we are subject to the safeguards guidelines under the Gramm-Leach-Bliley Act ("GLBA"). The safeguards guidelines require that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Further, there are various other statutes and regulations relevant to the direct email marketing, debt collection and text-messaging industries including the Telephone Consumer Protection Act.

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring varying levels of consumer notification in the event of a security breach and/or requirements to disclose to consumers information collected about them. Also, federal legislators and regulators are increasingly pursuing new guidelines, laws and regulations that, if adopted, could further restrict how we collect, use, share and secure consumer information, which could impact some of our current or planned business initiatives. The interpretation of many of these statutes and regulations is evolving in the courts and administrative agencies and an inability or failure to comply with them may have an adverse impact on our business.

FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on earnings.

As institutions with deposits insured by the FDIC, the Banks are assessed a quarterly deposit insurance premium. The failure of banks nationwide during the financial crisis significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC adopted a Deposit Insurance Fund Restoration Plan, which required the DIF to attain a 1.35% reserve ratio by September 30, 2020.

This ratio was attained in the third quarter of 2018. The Banks could be required to pay significantly higher premiums or additional special assessments if, among other reasons, future bank failures deplete the DIF. This would adversely affect the Banks’ earnings, thereby reducing its availability of funds to pay dividends to us.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory enforcement risks due to a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified in recent years, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of "held for sale" assets and compliance with anti-money laundering statutes, the BSA and sanctions administered by the Office of Foreign Assets Control of the Treasury.

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016, has significant influence over us, and its interests could conflict with those of our other stockholders.

As of December 31, 2019, our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016 (“the Voting Trust”), owned approximately 62.7% of the outstanding shares of our common stock and its trustee is our Chairman and Chief Executive Officer. As a result, the Voting Trust is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The Voting Trust may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The Voting Trust could sell its interest in us to a third-party in a private transaction, which may not lead to your realization of any change of control premium on shares of our common stock and would subject us to the influence of a presently unknown third-party.

The ability of the Voting Trust to sell its shares of our common stock privately, with no requirement for a concurrent offer to be made to acquire all of the shares of our outstanding common stock, could prevent our stockholders from realizing any change of control premium on shares of our common stock that they own that may accrue to the Voting Trust on its private sale of our common stock.

Even if the Voting Trust’s ownership of our shares falls below a majority, the Voting Trust may continue to be able to influence or effectively control out decisions.

We are classified as a "controlled company" for purposes of the Nasdaq Listing Rules and, as a result, we qualify for certain exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of the date of this report, the Voting Trust controls a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;
•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and
•	the requirement that executive and officer compensation matters be decided solely by independent directors.

As a result, we do not have a majority of independent directors, and our nominating and corporate governance and compensation functions are not required to be decided solely by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Our ability to continue to pay dividends to our stockholders is restricted by applicable laws and regulations and by the ability of our subsidiaries to pay dividends to us.

Holders of our common stock are only entitled to receive such cash dividends as our board, in its sole discretion, may declare out of funds legally available for such payments. Any decision to declare and pay dividends will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, our general liquidity needs, and other factors that our board deems relevant. As a bank holding company, our ability to declare and pay dividends to our stockholders is subject to certain banking laws, regulations, and policies, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. In addition, we are a separate legal entity, and, accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from the Banks. The ability of the Banks to make distributions or pay dividends to us is subject to their earnings, financial condition, and liquidity needs, as well as federal and state laws, regulations, and policies applicable to them, which limit the amount our Banks can pay as dividends or other capital distributions to us. Finally, our ability to pay dividends to our stockholders, or our Banks’ ability to pay dividends or other distributions to us, may be limited by covenants in any financing arrangements that we or our Banks may enter into in the future. See "Dividend Policy" and "Supervision and Regulation—Dividends and Share Repurchases."

As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, future dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

We cannot guarantee that we will be able to pay dividends to our stockholders, or that either board of directors of our Banks will be able to or will elect to pay dividends to us, nor can we guarantee the timing or amount of any such dividends actually paid. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Following the expiration of the 180-day underwriter lock-up agreed to by each of our executive officers and directors and the trustee of the Voting Trust in connection with our IPO, the shares of our common stock held by these holders may be sold in accordance with the volume, manner of sale, and other limitations under Rule 144, and holders of approximately 17,210,400 shares of our common stock will have the right to require us to register the sales of their shares under the Securities Act, under the terms of an agreement between us and the holders of these securities.

In the future, we may also issue securities in connection with acquisitions or investments. The number of shares of our common stock issued in connection with an acquisition or investment could constitute a material portion of our then-outstanding shares of our common stock.

We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements which could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after our IPO, which fifth anniversary will occur in 2024. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation and may elect to take advantage of other reduced disclosure obligations in future filings. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the price for our common stock may be more volatile.

Under the JOBS Act, emerging growth companies may also elect to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies.

We recently completed our initial public offering. Fulfilling our public company financial reporting and other regulatory obligations and our ongoing transition to a standalone public company will be expensive and time consuming and may strain our resources.

As a public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under Sarbanes-Oxley and the related rules and regulations of the SEC, as well as the rules of the Nasdaq. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

Due to a transition period established by rules of the SEC for new public companies, we are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting until the year following our first annual report is required to be filed with the SEC. Thus, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm. We are required to comply with the SEC’s rules implementing Section 302 and 404 of Sarbanes-Oxley, that require management to certify financial and other information in our quarterly and annual reports. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our 2020 Annual Report on Form 10-K. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial public offering.

When required, this process will require additional documentation of policies, procedures and systems, further review of that documentation by our third-party internal auditing staff and internal accounting staff and our outside  independent registered public accounting firm, and additional testing of our internal control over financial reporting by our third-party internal auditing staff and internal accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we are not able to implement the requirements of Section 404 of Sarbanes-Oxley in a timely and capable manner, we may be subject to adverse regulatory consequences and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition or results of operations.

Our stock price could be volatile and may decline regardless of our operating performance.

The market price for our common stock could be volatile. In addition, the market price of our common stock may fluctuate significantly in response to various factors, many of which we cannot control. The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies.  If the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If our stock price declines, we may be exposed to lawsuits that, even if unsuccessful, could be costly to defend and could divert the attention of management from our business.

Anti-takeover provisions in our charter documents and Delaware law, and the banking laws and regulations to which we are subject, might discourage or delay acquisition attempts for us that you might consider favorable.

Our restated certificate of incorporation and amended and restated bylaws will contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

•

prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders, if the Voting Trust ceases to own more than 35% of our outstanding common stock;

•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•	prohibit stockholders from calling special meetings of stockholders.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. For a further discussion of these and other such anti-takeover provisions, see "Description of Capital Stock—Anti-takeover Effects of our Restated Certificate of Incorporation and Amended and Restated Bylaws."

Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control," as defined under applicable law, of an FDIC-insured depository institution. These laws include the BHCA and the CBCA. These laws could, among other things, limit the equity held by certain stockholders, restrain a stockholder’s ability to influence proxy matters, or prevent an acquisition of the Company, in each case without first obtaining regulatory approval. See "Supervision and Regulation—Acquisition of Control."

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the DGCL, our certificate of incorporation or our by-laws or (iv) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

HBT Financial and Heartland Bank’s headquarters are located at 401 North Hershey Road, Bloomington, Illinois. State Bank of Lincoln’s headquarters are located at 508 Broadway, Lincoln, Illinois. The Company owns these headquarters, and it also owns or leases other facilities, such as banking centers of Heartland Bank and State Bank of Lincoln, for business operations.

HBT Financial and its subsidiaries own or lease all of the real property and/or buildings on which each respective entity is located.  The Company considers its properties to be suitable and adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Record

HBT Financial, Inc.’s common stock is listed on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “HBT.”

As of March 26, 2020, HBT Financial, Inc. had approximately 25 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends

On January 30, 2020, we announced a quarterly cash dividend of $0.15 per share on our common stock.  We expect to continue our policy of paying quarterly cash dividends. Our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Stock Performance Graph

The performance graph and table below compares the cumulative total return on the Company’s common stock from October 11, 2019 (the date of the Company’s initial public offering and listing on the Nasdaq) through December 31, 2019, with the cumulative total return of: (a) the Russell 2000 Index which reflects a broad equity market index, and (b) the ABA Nasdaq Community Bank Index which reflects a published industry or line-of-business index. The performance graph and table assume an initial investment of $100 and reinvestment of dividends. Returns are presented on a total return basis.

The performance graph and table represent past performance and should not be considered to be an indication of future performance. The information in the preceding paragraph and the following stock performance graph and table shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	October 11,	December 31,
Index	2019	2019
HBT Financial, Inc.	$100.00	$118.69
Russell 2000 Index	100.00	112.33
ABA Nasdaq Community Bank Index	100.00	111.50

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

None.

ITEM 6.SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the results of operations and financial condition of the Company for the years ended December 31, 2019, 2018, 2017 and 2016 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, and other financial information included in Item 8, "Financial Statements and Supplementary Data," of this Form 10‑K. A more detailed discussion and analysis of the factors affecting the Company’s financial condition and results of operations is presented in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10‑K.

	As of or for the Year Ended December 31,
	2019	2018	2017	2016
Statement of Income Information	(dollars in thousands, except per share data)
Total interest and dividend income	$143,735	$137,432	$127,593	$127,705
Total interest expense	9,935	7,990	6,595	6,604
Net interest income	133,800	129,442	120,998	121,101
Provision for loan losses	3,404	5,697	3,139	6,434
Net income after provision for loan losses	130,396	123,745	117,859	114,667
Total noninterest income	32,751	31,240	33,171	39,354
Total noninterest expense	91,026	90,317	94,057	94,434
Income before income tax expense	72,121	64,668	56,973	59,587
Income tax expense	5,256	869	870	1,041
Net income	$66,865	$63,799	$56,103	$58,546
C Corp equivalent net income (2)	$53,372	$48,297	$37,294	$39,249
Adjusted C Corp equivalent net income (1)	57,427	50,252	39,758	39,054

Net interest income (tax-equivalent basis) (1)	$136,109	$132,103	$126,525	$126,569

Share and Per Share Information
Earnings per share - Basic and diluted	$3.33	$3.54	$3.10	$3.24
C Corp equivalent earnings per share - Basic and diluted (2)	2.66	2.68	2.06	2.17
Adjusted C Corp equivalent earnings per share - Basic and diluted (1)	2.86	2.78	2.20	2.16

Book value per share	$12.12	$18.88	$17.92	$18.05
Tangible book value per share (1)	11.12	17.27	16.23	16.25
Closing stock price	18.99	N/A	N/A	N/A

Ending number shares of common stock outstanding	27,457,306	18,027,512	18,070,692	18,070,692
Weighted average number shares of common stock outstanding	20,090,270	18,047,332	18,070,692	18,053,600

Summary Ratios
Net interest margin	4.31%	4.16%	3.83%	3.87%
Net interest margin (tax-equivalent basis) (1)	4.38	4.25	4.01	4.04
Yield on loans	5.51	5.35	5.09	5.17
Yield on interest-earning assets	4.63	4.42	4.04	4.08
Cost of interest-bearing liabilities	0.45	0.36	0.29	0.28
Cost of total deposits	0.29	0.21	0.17	0.18

Efficiency ratio	53.80%	55.24%	59.77%	57.49%
Efficiency ratio (tax-equivalent basis) (1)	53.06	54.34	57.70	55.60

Return on average assets	2.07%	1.96%	1.69%	1.76%
Return on average stockholders' equity	19.58	19.32	16.58	16.93
Return on average tangible common equity	21.35	21.24	18.29	18.75

C Corp equivalent return on average assets (2)	1.65%	1.49%	1.12%	1.18%
C Corp equivalent return on average stockholders' equity (2)	15.63	14.63	11.02	11.35
C Corp equivalent return on average tangible common equity (2)	17.04	16.08	12.16	12.57

Adjusted C Corp equivalent return on average assets (1)	1.78%	1.55%	1.20%	1.17%
Adjusted C Corp equivalent return on average stockholders' equity (1)	16.81	15.22	11.75	11.29
Adjusted C Corp equivalent return on average tangible common equity (1)	18.34	16.73	12.96	12.51

	As of or for the Year Ended December 31,
	2019	2018	2017	2016
Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$283,971	$186,879	$165,683	$238,741
Securities available-for-sale, at fair value	592,404	679,526	769,571	687,120
Securities held-to-maturity	88,477	121,715	129,322	140,254
Equity securities	4,389	3,261	3,203	3,145
Loans held for sale	4,531	2,800	4,863	7,826

Loans, before allowance for loan losses	2,163,826	2,144,257	2,115,946	2,106,515
Allowance for loan losses	(22,299)	(20,509)	(19,765)	(19,708)
Loans, net of allowance for loan losses	2,141,527	2,123,748	2,096,181	2,086,807

Goodwill	23,620	23,620	23,620	23,620
Core deposit intangible assets, net	4,030	5,453	7,012	8,928
Other assets	102,154	102,567	113,420	120,683
Total Assets	$3,245,103	$3,249,569	$3,312,875	$3,317,124

Total deposits	$2,776,855	$2,795,970	$2,855,685	$2,877,181
Securities sold under agreements to repurchase	44,433	46,195	37,838	39,081
Borrowings	—	—	29,000	4,000
Subordinated debentures	37,583	37,517	37,451	37,386
Other liabilities	53,314	29,491	28,985	33,230
Total Liabilities	2,912,185	2,909,173	2,988,959	2,990,878
Total Stockholders' Equity	332,918	340,396	323,916	326,246
Total Liabilities and Stockholders' Equity	$3,245,103	$3,249,569	$3,312,875	$3,317,124

Loans, before allowance for loan losses (originated) (1)	$1,998,496	$1,923,859	$1,825,129	$1,689,186
Loans, before allowance for loan losses (acquired) (1)	165,330	220,398	290,817	417,329

Core deposits (1)	$2,732,101	$2,759,095	$2,812,855	$2,839,109

Credit Quality Ratios
Allowance for loan losses to loans, before allowance for loan losses	1.03%	0.96%	0.93%	0.94%
Allowance for loan losses to nonperforming loans	117.06	128.88	89.43	88.62
Nonperforming loans to loans, before allowance for loan losses	0.88	0.74	1.04	1.06
Nonperforming assets to total assets	0.74	0.78	1.17	1.16
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	1.11	1.18	1.81	1.81
Net charge-offs to average loans, before allowance for loan losses	0.07	0.23	0.15	0.23

Balance Sheet Ratios
Loan to deposit ratio	77.92%	76.69%	74.10%	73.21%
Core deposits to total deposits (1)	98.39	98.68	98.50	98.68
Stockholders' equity to assets	10.26	10.48	9.78	9.84
Tangible common equity to tangible assets (1)	9.49	9.67	8.94	8.94

Regulatory Capital Ratios (Company)
Total capital (to risk weighted assets)	14.54%	14.99%	14.40%	14.54%
Tier 1 capital (to risk weighted assets)	13.64	14.17	13.58	13.72
Common Equity Tier 1 capital (to risk weighted assets)	12.15	12.71	12.09	12.21
Tier 1 capital (to average assets)	10.38	10.80	9.94	9.93

(1)	See “Non-GAAP Financial Information” below for reconciliation of non-GAAP financial measures to their most comparable GAAP financial measures.
(2)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such year.

N/ANot applicable.

SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data is presented in the following tables.

	Three Months Ended 2019
	December	September	June	March
Statement of Income Information	(dollars in thousands, except per share data)
Total interest and dividend income	$34,600	$35,636	$36,550	$36,949
Total interest expense	2,324	2,495	2,619	2,497
Net interest income	32,276	33,141	33,931	34,452
Provision for loan losses	138	684	1,806	776
Net income after provision for loan losses	32,138	32,457	32,125	33,676
Total noninterest income	10,336	7,582	7,346	7,487
Total noninterest expense	21,950	22,303	24,561	22,212
Income before income tax expense	20,524	17,736	14,910	18,951
Income tax expense	4,437	299	305	215
Net income	$16,087	$17,437	$14,605	$18,736

Earnings per share - Basic	$0.61	$0.97	$0.81	$1.04
Earnings per share - Diluted	$0.61	$0.97	$0.81	$1.04
Weighted average number shares of common stock outstanding	26,211,282	18,027,512	18,027,512	18,027,512

C Corp Equivalent Information (1)
Historical income before income tax expense	$20,524	$17,736	$14,910	$18,951
C Corp equivalent income tax expense	5,436	4,614	3,784	4,915
C Corp equivalent net income	$15,088	$13,122	$11,126	$14,036

C Corp equivalent earnings per share - Basic	$0.58	$0.73	$0.62	$0.78
C Corp equivalent earnings per share - Diluted	$0.58	$0.73	$0.62	$0.78

	Three Months Ended 2018
	December	September	June	March
Statement of Income Information	(dollars in thousands, except per share data)
Total interest and dividend income	$35,248	$34,732	$34,416	$33,036
Total interest expense	2,172	2,131	1,957	1,730
Net interest income	33,076	32,601	32,459	31,306
Provision for loan losses	3,906	1,238	904	(351)
Net income after provision for loan losses	29,170	31,363	31,555	31,657
Total noninterest income	6,429	8,407	7,511	8,893
Total noninterest expense	23,440	21,937	22,627	22,313
Income before income tax expense	12,159	17,833	16,439	18,237
Income tax expense	239	241	230	159
Net income	$11,920	$17,592	$16,209	$18,078

Earnings per share - Basic	$0.66	$0.98	$0.90	$1.00
Earnings per share - Diluted	$0.66	$0.98	$0.90	$1.00
Weighted average number shares of common stock outstanding	18,027,512	18,027,512	18,064,303	18,070,692

C Corp Equivalent Information (1)
Historical income before income tax expense	$12,159	$17,833	$16,439	$18,237
C Corp equivalent income tax expense	2,965	4,605	4,128	4,673
C Corp equivalent net income	$9,194	$13,228	$12,311	$13,564

C Corp equivalent earnings per share - Basic	$0.51	$0.73	$0.68	$0.75
C Corp equivalent earnings per share - Diluted	$0.51	$0.73	$0.68	$0.75

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such year.

NON-GAAP FINANCIAL INFORMATION

This Annual Report on Form 10‑K contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income (tax-equivalent basis), net interest margin (tax-equivalent basis), efficiency ratio (tax-equivalent basis), tangible common equity, tangible assets, tangible common equity to tangible assets, tangible book value per share, originated loans and acquired loans and any ratios derived therefrom, core deposits, core deposits to total deposits, return on tangible common equity, adjusted C Corp equivalent net income, adjusted C Corp equivalent earnings per share – basic and diluted, adjusted C Corp equivalent return on average assets, adjusted C Corp equivalent return on average stockholders’ equity, and adjusted C Corp equivalent return on average tangible common equity. Our management uses these non-GAAP financial measures, together with the related GAAP financial measures, in its analysis of our performance and in making business decisions. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a federal tax rate of 21% and state income tax rate of 9.50% during the years ended December 31, 2019 and 2018, a federal tax rate of 35% and state income tax rate of 8.63% for the year ended December 31, 2017, and a federal tax rate of 35% and state income tax rate of 7.75% for the year ended December 31, 2016.

Originated loans and acquired loans along with the related credit quality ratios such as net charge-offs to average loans (originated and acquired), nonperforming loans to loans, before allowance for loan losses (originated and acquired), and nonperforming assets to loans, before allowance for loan losses and foreclosed assets (originated and acquired) are non-GAAP financial measures. Originated loans represent loans initially originated by the Company and acquired loans that were refinanced using the Company’s underwriting criteria. Acquired loans represent loans originated under the underwriting criteria used by a bank that was acquired by Heartland Bank or State Bank of Lincoln. We believe these non-GAAP financial measures provide investors with information regarding the credit quality of loans underwritten using the Company’s policies and procedures.

Management believes that it is a standard practice in the banking industry to present these non-GAAP financial measures, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP; nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures below.

Reconciliation of Non-GAAP Financial Measure - Adjusted C Corp equivalent net income, adjusted C Corp equivalent earnings per share – basic and diluted, and adjusted C Corp equivalent return on average assets

	Year Ended December 31,
	2019	2018	2017	2016
	(dollars in thousands, except share and per share data)
Net income	$66,865	$63,799	$56,103	$58,546

C Corp equivalent net income (2)	$53,372	$48,297	$37,294	$39,249
Adjustments:
Net earnings (losses) from closed or sold operations, including gains on sale (1)	524	(822)	1,712	1,043
Charges related to termination of certain employee benefit plans	(3,796)	—	—	—
Impairment losses related to closure of branches	—	—	(1,936)	—
Nonrecurring charge related to an employee benefits policy change	—	—	(1,336)	—
Expenses related to FDIC Indemnification assets and liabilities	—	—	(999)	(1,021)
Realized gains (losses) on sales of securities	—	(2,541)	(1,275)	106
Mortgage servicing rights fair value adjustment	(2,400)	629	(315)	197
Total adjustments	(5,672)	(2,734)	(4,149)	325
C Corp equivalent tax effect of adjustments	1,617	779	1,685	(130)
Less adjustments after C Corp equivalent tax effect	(4,055)	(1,955)	(2,464)	195
Adjusted C Corp equivalent net income	$57,427	$50,252	$39,758	$39,054

Average assets	$3,233,386	$3,247,598	$3,320,239	3,325,483

Return on average assets	2.07%	1.96%	1.69%	1.76%
C Corp equivalent return on average assets (2)	1.65	1.49	1.12	1.18
Adjusted C Corp equivalent return on average assets	1.78	1.55	1.20	1.17

Weighted average shares of common stock outstanding	20,090,270	18,047,332	18,070,692	18,053,600

Earnings per share - Basic and Diluted	$3.33	$3.54	$3.10	$3.24
C Corp equivalent Earnings per share - Basic and Diluted (2)	2.66	2.68	2.06	2.17
Adjusted C Corp equivalent earnings per share - Basic and diluted	2.86	2.78	2.20	2.16

(1)	Closed or sold operations include HB Credit Company, HBT Insurance, and First Community Title Services, Inc.
(2)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such year.

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

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Year Ended December 31,
	2019	2018	2017	2016
	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$133,800	$129,442	$120,998	$121,101
Tax-equivalent adjustment (1)	2,309	2,661	5,527	5,468
Net interest income (tax equivalent basis) (1)	$136,109	$132,103	$126,525	$126,569

Net interest margin (tax equivalent basis)
Net interest margin	4.31%	4.16%	3.83%	3.87%
Tax-equivalent adjustment (1)	0.07	0.09	0.18	0.17
Net interest margin (tax equivalent basis) (1)	4.38%	4.25%	4.01%	4.04%

Average interest-earning assets	$3,105,863	$3,109,289	$3,157,195	$3,131,763

(1)

On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.50% during the years ended December 31, 2019 and 2018, a federal tax rate of 35% and state income tax rate of 8.63% for the year ended December 31, 2017, and a federal tax rate of 35% and state income tax rate of 7.75% for the year ended December  31, 2016.

Net interest income (tax-equivalent basis) and net interest margin (tax-equivalent basis) are non-GAAP financial measures that adjust for the tax-favored status of net interest income from loans and investments. We believe net interest income (tax-equivalent basis) and net interest margin (tax-equivalent basis) are the preferred industry measurement of net interest income, and these non-GAAP financial measures enhance comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income and net interest margin.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Year Ended December 31,
	2019	2018	2017	2016
	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$91,026	$90,317	$94,057	$94,434
Less: amortization of intangible assets	1,423	1,559	1,916	2,183
Adjusted noninterest expense	$89,603	$88,758	$92,141	$92,251

Net interest income	$133,800	$129,442	$120,998	$121,101
Total noninterest income	32,751	31,240	33,171	39,354
Operating revenue	166,551	160,682	154,169	160,455
Tax-equivalent adjustment (1)	2,309	2,661	5,527	5,468
Operating revenue (tax-equivalent basis) (1)	$168,860	$163,343	$159,696	$165,923

Efficiency ratio	53.80%	55.24%	59.77%	57.49%
Efficiency ratio (tax equivalent basis) (1)	53.06	54.34	57.70	55.60

(1)

On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.50% during the years ended December 31, 2019 and 2018, a federal tax rate of 35% and state income tax rate of 8.63% for the year ended December 31, 2017, and a federal tax rate of 35% and state income tax rate of 7.75% for the year ended December  31, 2016.

Efficiency ratio (tax-equivalent basis) provides a measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing adjusted noninterest expense by the sum of noninterest income and net interest income on a tax equivalent basis.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$332,918	$340,396	$323,916	$326,246
Less: Goodwill	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	4,030	5,453	7,012	8,928
Tangible common equity	$305,268	$311,323	$293,284	$293,698

Tangible Assets
Total assets	$3,245,103	$3,249,569	$3,312,875	$3,317,124
Less: Goodwill	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	4,030	5,453	7,012	8,928
Tangible assets	$3,217,453	$3,220,496	$3,282,243	$3,284,576

Total stockholders' equity to total assets	10.26%	10.48%	9.78%	9.84%
Tangible common equity to tangible assets	9.49	9.67	8.94	8.94

Ending number shares of common stock outstanding	27,457,306	18,027,512	18,070,692	18,070,692

Book value per share	$12.12	$18.88	$17.92	$18.05
Tangible book value per share	11.12	17.27	16.23	16.25

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures generally used by investors to evaluate capital adequacy. We calculate: (i) tangible common equity as total stockholders’ equity less goodwill and other intangible assets; (ii) tangible assets as total assets less goodwill and other intangible assets, (iii) tangible common equity to tangible assets as the ratio of tangible common equity (as described in clause (i)) to tangible assets (as described in clause (ii)). The most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

Tangible book value per share is calculated as tangible common equity (as described in the previous paragraph) divided by shares of common stock outstanding. The most directly comparable financial measure calculated in accordance with GAAP is book value per share.

We believe that these non-GAAP financial measures are important information useful in comparing our capital adequacy with the capital adequacy of other banking organizations.

Reconciliation of Non-GAAP Financial Measure – Adjusted C Corp Equivalent Return on Average Stockholders’ Equity and Adjusted C Corp Equivalent Return on Tangible Common Equity

	Year Ended December 31,
	2019	2018	2017	2016
	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$341,544	$330,214	$338,317	$345,895
Less: Goodwill	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	4,748	6,256	7,943	10,072
Average tangible common equity	$313,176	$300,338	$306,754	$312,203

Net income	$66,865	$63,799	$56,103	$58,546
C Corp equivalent net income (1)	53,372	48,297	37,294	39,249
Adjusted C Corp equivalent net income	57,427	50,252	39,758	39,054

Return on average stockholders' equity	19.58%	19.32%	16.58%	16.93%
C Corp equivalent return on average stockholders' equity (1)	15.63	14.63	11.02	11.35
Adjusted C Corp equivalent return on average stockholders' equity	16.81	15.22	11.75	11.29

Return on average tangible common equity	21.35%	21.24%	18.29%	18.75%
C Corp equivalent return on average tangible common equity (1)	17.04	16.08	12.16	12.57
Adjusted C Corp equivalent return on average tangible common equity	18.34	16.73	12.96	12.51

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period.

Adjusted C Corp equivalent return on average stockholders’ equity is a non-GAAP financial measure that is calculated by dividing adjusted C Corp equivalent net income for a period by average stockholders’ equity for the period.  Adjusted C Corp equivalent return on average tangible common equity is a non-GAAP financial measure that is calculated by dividing adjusted C Corp equivalent net income for a period by average tangible common equity for the period.  We believe that these non-GAAP financial measures are important information to be provided to investors because investors, our management, and banking regulators can use the tangible book value to assess our earnings without the effect of our goodwill and core deposit intangible assets and compare our earnings with the earnings of other banking organizations with significant amounts of goodwill and/or core deposit intangible assets.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands)
Core Deposits
Total deposits	$2,776,855	$2,795,970	$2,855,685	$2,877,181
Less: time deposits of $250,000 or more	44,754	36,875	42,830	38,072
Less: brokered deposits	—	—	—	—
Core deposits	$2,732,101	$2,759,095	$2,812,855	$2,839,109

Core deposits to total deposits	98.39%	98.68%	98.50%	98.68%

Core deposits exclude time deposits of $250,000 or more and brokered deposits. We believe this non-GAAP financial measure provides investors with information regarding the stability of the Company’s sources of funds.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its consolidated subsidiaries.

Management’s discussion and analysis should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 “Business”, Part II, Item 6 “Selected Financial Data”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Part II, Item 8 “Financial Statements and Supplementary Data”

OVERVIEW

HBT Financial, Inc. is a bank holding company headquartered in Bloomington, Illinois. As of December 31, 2019, the Company had total assets of $3.2 billion, loans held for investment of $2.2 billion, and total deposits of $2.8 billion. Through the Company’s two bank subsidiaries, Heartland Bank and State Bank of Lincoln,  we provide a comprehensive suite of business, commercial and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois.

Transaction with Lincoln S.B. Corp

In December 2018, the Company entered into an agreement to exchange 100% of the outstanding stock of Lincoln S.B. Corp, an Illinois corporation headquartered in Lincoln, Illinois for shares of our Series A common stock (the Lincoln Acquisition). State Bank of Lincoln was a wholly-owned subsidiary of Lincoln S.B. Corp prior to the consummation of the Lincoln Acquisition. The Company’s voting ownership and the voting ownership of Lincoln S.B. Corp were considered under common control on the effective date of the Lincoln Acquisition and for all periods presented in the consolidated financial statements.

The Lincoln Acquisition was accounted for as a change in reporting entity and, accordingly, as the receiving entity, the Company recognized the transfer of the assets and liabilities in connection with the Lincoln Acquisition at their carrying amounts in the accounts of Lincoln S.B. Corp, the transferring entity, on the effective date of the Lincoln Acquisition. The results of operations are reported as though the exchange of equity interests had occurred at the beginning of the periods presented. For similar assets and liabilities accounted for using different accounting methods, the carrying amounts have been retrospectively adjusted to the basis of accounting used by the Company. Significant intra-entity transactions and accounts have been eliminated in consolidation.

Market Area

We currently operate 61 full-service and three limited-service branch locations across 18 counties in Central and Northeastern Illinois. We hold a leading deposit share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver our strong track record of financial performance.

Below is a summary of the loan and deposit balances by the metropolitan and micropolitan statistical areas in which we operate.

	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Loans, before allowance for loan losses
Bloomington-Normal	$552,787	$588,127	$567,305
Champaign-Urbana	209,317	208,925	226,665
Chicago	1,020,524	941,028	900,357
Lincoln	107,162	105,150	107,435
Ottawa-Peru	103,665	110,730	109,320
Peoria	170,371	190,297	204,864
Loans, before allowance for loan losses	$2,163,826	$2,144,257	$2,115,946

Total deposits
Bloomington-Normal	$694,519	$690,899	$679,864
Champaign-Urbana	152,108	148,839	159,642
Chicago	911,916	916,631	1,000,123
Lincoln	194,784	255,958	212,948
Ottawa-Peru	290,138	291,694	303,030
Peoria	533,390	491,949	500,078
Total deposits	$2,776,855	$2,795,970	$2,855,685

The Bloomington-Normal metropolitan statistical area includes our branches within McLean and De Witt counties. The Champaign-Urbana metropolitan statistical area includes our branches within Champaign and Ford counties. The Chicago metropolitan statistical area includes our branches within Cook, DeKalb, Grundy, Kane, Kendall, Lake, and Will counties. The Lincoln micropolitan statistical area includes our branches within Logan county. The Ottawa-Peru micropolitan statistical area includes our branches within Bureau and LaSalle counties. The Peoria metropolitan statistical area includes our branches within Peoria, Marshall, Tazewell, and Woodford counties.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Economic Conditions

Our business and financial performance are affected by the general economic conditions in the United States and more directly in the Illinois markets where we operate. The significant economic factors that are most relevant to our business and our financial performance include the general economic conditions,  unemployment rates, real estate markets, and interest rates in the U.S. and in our markets.

Since December 2019, a strain of coronavirus (“COVID-19”) has spread globally including in the areas in which the Company and its customers operate. The COVID-19 pandemic has caused disruption of regional and global economic activity, emergency actions by the Federal Reserve and other U.S. governmental authorities, significant declines in interest rates and equity market valuations, heightened volatility in the financial markets, the shutdown of countries’ borders and directives for residents within the Company’s primary market area to stay at home or in their place of residence and for certain business to suspend some or all of their business activities. These actions have affected our operations and are expected to impact our financial results in 2020. As of the date of this filing, we anticipate that we will take actions to support our customers in a manner consistent with current guidance provided by Federal banking regulatory authorities. Future developments with respect to COVID-19 are highly uncertain and cannot be predicted and new information may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. The extent to which the COVID-19 outbreak will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the outbreak and additional actions taken by governmental authorities to contain the financial and economic impact of the COVID-19 outbreak. Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect us in the future.

Interest Rates

Net interest income is our primary source of revenue. Net interest income equals the excess of interest income earned on interest earning assets (including discount accretion on purchased loans plus certain loan fees) over interest expense incurred on interest-bearing liabilities. The level of interest rates as well as the volume of interest-earning assets and interest-bearing liabilities both impact net interest income. Net interest income is also influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve Board and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve Board’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and, to some degree, by the Federal Reserve Board’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. During 2019, overall market interest rates started to decline. The Federal Open Markets Committee lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In March 2020, the Federal Open Markets Committee lowered Federal Funds target rates twice, for a combined decrease of 150 basis points in response to recent market volatility related to the COVID-19 (coronavirus) outbreak. We expect these rate cuts to continue to put downward pressure on our net interest margin. In general, we believe that rate increases will lead to improved net interest margins while rate decreases will result in lower net interest margins.

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

Competition

Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks in all our markets and, to a lesser extent, with money center banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies and other financial institutions operating within the areas we serve.  We compete by emphasizing personalized service and efficient decision-making tailored to individual needs. We do not rely on any individual, group, or entity for a material portion of our loans or our deposits. We  continue to see increased competitive pressures on loan rates and terms and increased competition for deposits. Continued loan and deposit pricing pressure may affect our financial results in the future.

Regulatory Environment and Trends

We are subject to extensive regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment also has heightened supervisory expectations in areas such as consumer compliance, the BSA and anti-money laundering compliance, risk management and internal audit. We anticipate that this environment of heightened scrutiny will continue for the industry. As a result of these heightened expectations, we expect to incur additional costs for additional compliance, risk management and audit personnel or professional fees associated with advisors and consultants. For additional information, please refer to “Supervision and Regulation” as well as “Risk Factors – Legal, Accounting, Regulatory and Compliance Risk.”

FACTORS AFFECTING COMPARABILITY OF FINANCIAL RESULTS

S Corp Status

Prior to the initial public offering, the Company, with the consent of its then current stockholders, elected to be taxed under sections of federal and state income tax law as an "S Corporation" which provides that, in lieu of Company income taxes, except for state replacement taxes, the stockholders separately account for their pro rata shares of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes, other than state replacement taxes, had been recognized in the accompanying consolidated financial statements prior to October 11, 2019.

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. In connection with the conversion of tax status, the Company recognized a deferred tax asset, and the associated income tax benefit, of $0.5 million.

The following table illustrates the impact of being taxed as a C Corporation for the years ended December 31:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share amounts)
As Reported
Income before income tax expense	$72,121	$64,668	$56,973
Income tax expense	5,256	869	870
Net income	$66,865	$63,799	$56,103

Earnings per share - Basic	$3.33	$3.54	$3.10
Earnings per share - Diluted	$3.33	$3.54	$3.10

Effective tax rate	7.3%	1.3%	1.5%

Pro Forma C Corp Equivalent
Historical income before income tax expense	$72,121	$64,668	$56,973
C Corp equivalent income tax expense	18,749	16,371	19,679
C Corp equivalent net income	$53,372	$48,297	$37,294

C Corp equivalent earnings per share - Basic	$2.66	$2.68	$2.06
C Corp equivalent earnings per share - Diluted	$2.66	$2.68	$2.06

Effective tax rate	26.0%	25.3%	34.5%

Weighted Average Shares of Common Stock Outstanding	20,090,270	18,047,332	18,070,692

The C Corp equivalent effective rates reflect a federal tax rate of 21% and state income tax rate of 9.5% during the years ended December 31, 2019 and 2018 and a federal tax rate of 35% and state income tax rate of 8.63% for the year ended December 31, 2017.

Public Company Costs

Following the completion of the initial public offering, the Company has incurred, and expects to continue to incur, additional costs associated with operating as a public company, hiring additional personnel, enhancing technology and expanding capabilities. The Company expects that these costs will include legal, regulatory, accounting, investor relations and other expenses that were not incurred as a private company. Sarbanes-Oxley and rules adopted by the SEC, the FDIC and national securities exchanges require public companies to implement specified corporate governance practices that were inapplicable as a private company.

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures as of and for the year ended December 31.

	As of or for the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share amounts)
Statement of Income Information
Total interest and dividend income	$143,735	$137,432	$127,593
Total interest expense	9,935	7,990	6,595
Net interest income	133,800	129,442	120,998
Provision for loan losses	3,404	5,697	3,139
Net income after provision for loan losses	130,396	123,745	117,859
Total noninterest income	32,751	31,240	33,171
Total noninterest expense	91,026	90,317	94,057
Income before income tax expense	72,121	64,668	56,973
Income tax expense	5,256	869	870
Net income	$66,865	$63,799	$56,103

C Corp equivalent net income (1)	$53,372	$48,297	$37,294
Adjusted C Corp equivalent net income (2)	57,427	50,252	39,758

Net interest income (tax-equivalent basis) (2)	$136,109	$132,103	$126,525

Share and Per Share Information
Earnings per share - Basic and diluted	$3.33	$3.54	$3.10
C Corp equivalent earnings per share - Basic and diluted (1)	2.66	2.68	2.06
Adjusted C Corp equivalent earnings per share - Basic and diluted (2)	2.86	2.78	2.20

Ending number shares of common stock outstanding	27,457,306	18,027,512	18,070,692
Weighted average number shares of common stock outstanding	20,090,270	18,047,332	18,070,692

Summary Ratios
Net interest margin	4.31%	4.16%	3.83%
Net interest margin (tax-equivalent basis) (2)	4.38	4.25	4.01
Yield on loans	5.51	5.35	5.09
Yield on interest-earning assets	4.63	4.42	4.04
Cost of interest-bearing liabilities	0.45	0.36	0.29
Cost of total deposits	0.29	0.21	0.17

Efficiency ratio	53.80%	55.24%	59.77%
Efficiency ratio (tax-equivalent basis) (2)	53.06	54.34	57.70

Return on average assets	2.07%	1.96%	1.69%
Return on average stockholders' equity	19.58	19.32	16.58
Return on average tangible common equity (2)	21.35	21.24	18.29

C Corp equivalent return on average assets (1)	1.65%	1.49%	1.12%
C Corp equivalent return on average stockholders' equity (1)	15.63	14.63	11.02
C Corp equivalent return on average tangible common equity (1) (2)	17.04	16.08	12.16

Adjusted C Corp equivalent return on average assets (2)	1.78%	1.55%	1.20%
Adjusted C Corp equivalent return on average stockholders' equity (2)	16.81	15.22	11.75
Adjusted C Corp equivalent return on average tangible common equity (2)	18.34	16.73	12.96

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period.
(2)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

For the year ended December 31, 2019, net income was $66.9 million increasing by $3.1 million, or 4.8%, from the year ended December 31, 2018. Net income increased primarily due to increases in net interest income as a result of increases in asset yields offset by a smaller increase in the cost of interest-bearing liabilities. Provision for loan losses for the year ended December 31, 2019 was $2.3 million lower than the provision for the year ended December 31, 2018. The increases in net interest income were partially offset by a $3.0 million decline in the mortgage servicing rights fair value adjustment and a charge of $3.8 million associated with the termination of the supplemental executive retirement plan (SERP) included in employee benefits expense.

Income tax expense increased during the year ended December 31, 2019 as a result of the change in tax status to become a C Corporation effective October 11, 2019. In connection with the change of tax status, the Company recorded a nonrecurring income tax benefit of $0.5 million to recognize an initial deferred tax asset of the same amount. The C Corp equivalent net income increased $5.1 million, or 10.5%, reflecting the improvements in income before income tax expense previously discussed, partially offset by a slightly higher C Corp equivalent effective tax rate as a result of declines in federally tax-exempt interest income. See the “Factors Affecting Comparability of Financial Results” section included in this Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the consolidated financial statements for additional information related to the change in tax status.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

For the year ended December 31, 2018, net income was $63.8 million increasing by $7.7 million, or 13.7%, from the year ended December 31, 2017. Net income increased primarily due to increases in net interest income as a result of increases in asset yields offset by a smaller increase in the cost of interest-bearing liabilities. Provision for loan losses for the year ended December 31, 2018 was $2.6 million higher than the provision for the year ended December 31, 2017. A decrease in noninterest income was more than offset by a larger decrease in noninterest expenses, primarily due to a reduction in branch operating expense following the closure of 7 branches during the year ended December 31, 2017.

The C Corp equivalent net income increased by $11.0 million, or 29.5%, to $48.3 million for the year ended December 31, 2018 primarily due to the items discussed above and tax rate changes in the Tax Cuts and Jobs Act first effective in 2018.

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

The following tables sets forth average balances, average yields and costs, and certain other information for the years ended December 31, 2019, 2018, and 2017. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, and purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Average			Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
ASSETS
Loans	$2,178,897	$120,142	5.51%	$2,131,512	$114,034	5.35%	$2,091,863	$106,467	5.09%
Securities	759,479	20,582	2.71	860,804	21,613	2.51	886,077	19,418	2.19
Deposits with banks	164,986	2,951	1.79	114,202	1,717	1.50	176,199	1,657	0.94
Other	2,501	60	2.41	2,771	68	2.47	3,056	51	1.69
Total interest-earning assets	3,105,863	$143,735	4.63%	3,109,289	$137,432	4.42%	3,157,195	$127,593	4.04%
Allowance for loan losses	(21,704)			(20,046)			(20,497)
Noninterest-earning assets	149,227			158,355			183,541
Total assets	$3,233,386			$3,247,598			$3,320,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$821,480	$1,474	0.18%	$824,910	$1,378	0.17%	$808,263	$908	0.11%
Money market	463,233	1,837	0.40	442,872	685	0.15	479,916	704	0.15
Savings	430,220	278	0.06	433,661	283	0.07	439,844	293	0.07
Time	396,560	4,343	1.10	442,569	3,541	0.80	495,222	3,054	0.62
Total interest-bearing deposits	2,111,493	7,932	0.38	2,144,012	5,887	0.27	2,223,245	4,959	0.22
Securities sold under agreements to repurchase	41,177	72	0.18	40,725	48	0.12	40,821	45	0.11
Borrowings	351	9	2.60	14,946	260	1.74	5,788	66	1.14
Subordinated debentures	37,553	1,922	5.12	37,487	1,795	4.79	37,421	1,525	4.07
Total interest-bearing liabilities	2,190,574	$9,935	0.45%	2,237,170	$7,990	0.36%	2,307,275	$6,595	0.29%
Noninterest-bearing deposits	666,055			653,885			643,326
Noninterest-bearing liabilities	35,213			26,329			31,321
Total liabilities	2,891,842			2,917,384			2,981,922
Stockholders' Equity	341,544			330,214			338,317
Total liabilities and stockholders’ equity	$3,233,386			$3,247,598			$3,320,239

Net interest income/Net interest margin (3)		$133,800	4.31%		$129,442	4.16%		$120,998	3.83%
Tax-equivalent adjustment (2)		2,309	0.07		2,661	0.09		5,527	0.18
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$136,109	4.38%		$132,103	4.25%		$126,525	4.01%
Net interest rate spread (4)			4.18%			4.06%			3.75%
Net interest-earning assets (5)	$915,289			$872,119			$849,920
Ratio of interest-earning assets to interest-bearing liabilities	1.42			1.39			1.37
Cost of total deposits			0.29%			0.21%			0.17%

(1)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)

On a tax-equivalent basis assuming a federal tax rate of 21% and state income tax rate of 9.5% during the years ended December 31, 2019 and 2018 and a federal tax rate of 35% and state income tax rate of 8.63% for the year ended December 31, 2017.

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

	Year Ended December 31,
	2019		2018		2017
		Yield		Yield		Yield
	Interest	Contribution	Interest	Contribution	Interest	Contribution
	(dollars in thousands)
Contractual interest	$114,025	5.23%	$106,522	5.00%	$97,879	4.68%
Loan fees	3,746	0.17	3,304	0.15	3,296	0.16
Accretion of acquired loan discounts	2,255	0.10	4,033	0.19	5,017	0.24
Net cash flow hedge earnings	116	0.01	175	0.01	275	0.01
Total loan interest income	$120,142	5.51%	$114,034	5.35%	$106,467	5.09%

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

	Year Ended December 31,
	2019		2018		2017
		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin
	Interest	Contribution	Interest	Contribution	Interest	Contribution

Interest income:
Contractual interest on loans	$114,025	3.67%	$106,522	3.42%	$97,879	3.10%
Contractual interest on securities	24,032	0.77	26,658	0.86	25,339	0.80
Contractual interest on deposits with banks	2,951	0.10	1,717	0.05	1,657	0.05
Loan fees	3,746	0.12	3,304	0.11	3,296	0.11
Accretion of loan discounts	2,255	0.07	4,033	0.13	5,017	0.16
Securities amortization, net	(3,450)	(0.11)	(5,045)	(0.16)	(5,921)	(0.19)
Other	176	0.01	243	0.01	326	0.01
Total interest income	143,735	4.63	137,432	4.42	127,593	4.04

Interest expense:
Contractual interest on deposits	7,934	0.26	5,910	0.19	5,054	0.16
Contractual interest on other interest-bearing liabilities	1,909	0.06	2,038	0.07	1,462	0.05
Other	92	—	42	—	79	—
Total interest expense	9,935	0.32	7,990	0.26	6,595	0.21
Net interest income	133,800	4.31	129,442	4.16	120,998	3.83
Tax equivalent adjustment	2,309	0.07	2,661	0.09	5,527	0.18
Net interest income (tax equivalent) (1)	$136,109	4.38%	$132,103	4.25%	$126,525	4.01%

(1)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measure to their most comparable GAAP measures.

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

	Year Ended December 31, 2019			Year Ended December 31, 2018
	vs.			vs.
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$2,573	$3,535	$6,108	$2,042	$5,525	$7,567
Securities	(2,644)	1,613	(1,031)	(677)	2,872	2,195
Deposits with banks	835	399	1,234	(583)	643	60
Other	(6)	(2)	(8)	(5)	22	17
Total interest-earning assets	758	5,545	6,303	777	9,062	9,839

Interest-earning liabilities:
Interest-bearing deposits:
Interest-bearing demand	(6)	102	96	18	452	470
Money market	56	1,096	1,152	(56)	37	(19)
Savings	(2)	(3)	(5)	(4)	(6)	(10)
Time	(435)	1,237	802	(326)	813	487
Total interest-bearing deposits	(387)	2,432	2,045	(368)	1,296	928
Securities sold under agreements to repurchase	1	23	24	—	3	3
Borrowings	(317)	66	(251)	96	98	194
Subordinated debentures	3	124	127	3	267	270
Total interest-bearing liabilities	(700)	2,645	1,945	(269)	1,664	1,395
Change in net interest income	$1,458	$2,900	$4,358	$1,046	$7,398	$8,444

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Net interest income for the year ended December 31, 2019 increased $4.4 million, or 3.4%, to $133.8 million from $129.4 million for the year ended December 31, 2018. The increase was primarily driven by higher rates in the first half of 2019. Average rates on loans, securities, and interest-bearing deposits all increased in 2019, but asset yield increases exceeded deposit cost increases. Organic loan growth also contributed to the increase in net interest income, funded primarily through decreases in the securities portfolio, shifting our earning asset mix from the securities portfolio to the higher yielding loan portfolio. Net interest margin increased as well to 4.31% for the year ended December 31, 2019 compared to 4.16% for the year ended December 31, 2018. The contribution of acquired loan discount accretion to net interest income declined to $2.3 million, or 7 basis points of the net interest margin, for the year ended December 31, 2019 from $4.0 million, or 13 basis points of the net interest margin, for the year ended December 31, 2018.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Net interest income for the year ended December 31, 2018 increased $8.4 million, or 7.0%, to $129.4 million from $121.0 million for the year ended December 31, 2017. The increase is primarily due to increases in benchmark interest rates, which drove our loan and securities yields higher, and from organic loan growth, funded primarily through decreases in the securities portfolio, shifting our earning asset mix from the securities portfolio to the higher yielding loan portfolio. Net interest margin increased as well to 4.16% for the year ended December 31, 2018 compared to 3.83% for the year ended December 31, 2017. The contribution of acquired loan discount accretion to net interest income declined to $4.0 million, or 13 basis points of the net interest margin, for the year ended December 31, 2018 from $5.0 million, or 16 basis points of the net interest margin, for the year ended December 31, 2017.

Net interest income, on a tax equivalent basis, increased $5.6 million to $132.1 million for the year ended December 31, 2018 compared to $126.5 million for the year ended December 31, 2017. Our net interest margin, on a tax equivalent basis, increased 24 basis points to 4.25% for the year ended December 31, 2018, from 4.01% for 2017. Our average interest-earning assets decreased $47.9 million to $3.11 billion for the year ended December 31, 2018, from $3.16 billion for the year ended December 31, 2017, and our average interest-bearing liabilities decreased $70.1 million to $2.24 billion for the year ended December 31, 2018, from $2.31 billion for the year ended December 31, 2017. Decreases in money market and higher cost time deposits more than offset an increase interest bearing demand deposits which primarily drove the decrease in interest bearing liabilities. Interest earning assets, which also decreased, had organic loan growth funded by bigger decreases in lower yielding deposits with banks and securities. Increases in net interest income, on a tax equivalent basis, and net interest margin, on a tax equivalent basis, are due primarily to increases in benchmark interest rates which drove our loan and securities yields higher and from organic loan growth shifting our earning asset mix.

The quarterly net interest margins were as follows:

	2019	2018	2017
Three months ended
March 31,	4.44%	4.01%	3.74%
June 30,	4.36	4.14	3.76
September 30,	4.31	4.22	3.93
December 31,	4.12	4.29	3.91

As the chart above illustrates, net interest margin rose during 2017 and 2018, peaked in the first quarter of 2019, and then declined during the remainder of 2019. During 2019, overall market interest rates started to decline. The Federal Open Markets Committee lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In March 2020, the Federal Open Markets Committee lowered Federal Funds target rates twice, for a combined decrease of 150 basis points in response to recent market volatility related to the COVID-19 (coronavirus) outbreak. We expect these rate cuts to continue to put downward pressure on our net interest margin.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The provision for loan losses was $3.4 million and $5.7 million for the years ended December 31, 2019 and 2018, respectively. Net charge-offs to average loans decreased from 0.23% during the year ended December 31, 2018 to 0.07% during the year ended December 31, 2019, reducing the need to provide for additional allowance for loan losses. The allowance for loan losses as a percentage of loans increased from 0.96% at December 31, 2018 to 1.03% at December 31, 2019, primarily due to an increase in qualitative factor adjustments applied to certain categories of loans collectively evaluated for impairment.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The provision for loan losses was $5.7 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively. The larger provision in 2018 was primarily related to one long time borrowing relationship. The allowance for loan losses as a percentage of loans increased slightly from 0.93% at December 31, 2017 to 0.96% at December 31, 2018, reflecting our relatively stable operating environment and consistent credit quality throughout 2018.

Noninterest Income

The following table outlines the amount of and changes to the various noninterest income line items as of the dates indicated.

	Year Ended December 31,
	2019	$ Change	2018	$ Change	2017
	(dollars in thousands)
Card income	$7,765	$384	$7,381	$601	$6,780
Service charges on deposit accounts	7,870	(271)	8,141	(29)	8,170
Wealth management fees	7,127	(275)	7,402	88	7,314
Mortgage servicing	3,143	(118)	3,261	(137)	3,398
Mortgage servicing rights fair value adjustment	(2,400)	(3,029)	629	944	(315)
Gains on sale of mortgage loans	3,092	220	2,872	(1,634)	4,506
Gains (losses) on securities	(5)	2,658	(2,663)	(1,388)	(1,275)
Gains (losses) on foreclosed assets	940	2,277	(1,337)	(1,619)	282
Gains (losses) on other assets	944	157	787	2,933	(2,146)
Title insurance activity	167	(1,040)	1,207	(274)	1,481
Other noninterest income	4,108	548	3,560	(1,416)	4,976
Total noninterest income	$32,751	$1,511	$31,240	$(1,931)	$33,171

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Total noninterest income for the year ended December 31, 2019 increased by $1.5 million, or 4.8%, to $32.8 million from $31.2 million for the year ended December 31, 2018. The increase is primarily due to a $2.7 million decrease in losses on securities, as a result of targeted security sales for tax purposes during the year ended December 31, 2018 with no sales of securities during the year ended December 31, 2019. Gains (losses) on foreclosed assets, which vary based on property specific circumstances, also contributed to an increase in total noninterest income, increasing from a loss of a $1.3 million to a gain of $0.9 million. Fees on customer-related interest rate swaps of $0.9 million during the year ended December 31, 2019, included in other noninterest income, also contributed to noninterest income growth. There were no fees on customer-related interest rate swaps during the year ended December 31, 2018.

Partially offsetting these improvements were the mortgage servicing rights fair value adjustment and title insurance activity income. The  mortgage servicing rights fair value adjustment declined from a gain of $0.6 million to a loss of $2.4 million, primarily due to actual and expected increases in mortgage refinances of serviced loans driven by declines in mortgage interest rates. Title insurance activity income declined $1.0 million, due to the sale of First Community Title Services, Inc. on February 15, 2019.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Total noninterest income for the year ended December 31, 2018 decreased by $1.9 million, or 5.8%, to $31.2 million from $33.2 million for the year ended December 31, 2017.  The decrease is primarily due to lower gains on sale of mortgage loans, and higher losses on foreclosed assets and on securities. Rising interest rates over the period contributed to lower mortgage origination volume and the $1.6 million decrease in gains on sales of mortgages and conversely a $0.9 million increase in the mortgage servicing rights fair value adjustment. Gains (losses) on foreclosed assets declined from a gain of $0.3 million to a loss of $1.3 million. The $1.3 million increase in realized losses on sales of securities were the result of targeted security sales for tax purposes. These declines were also partially offset by improvements achieved in card income of $0.6 million and wealth management fees of $0.1 million. The improvement in gains (losses) on other assets during the year ended December 31, 2018 was primarily due to $1.9 million of non-recurring expenses related to the closure of seven less productive branch locations incurred in 2017.

Noninterest Expense

The following table outlines the amount of and changes to the various noninterest expense line items as of the dates indicated.

	Year Ended December 31,
	2019	$ Change	2018	$ Change	2017
	(dollars in thousands)
Salaries	$49,345	$(318)	$49,663	$(1,723)	$51,386
Employee benefits	9,564	3,320	6,244	305	5,939
Occupancy of bank premises	6,867	(485)	7,352	44	7,308
Furniture and equipment	2,813	(187)	3,000	(405)	3,405
Data processing	5,570	336	5,234	384	4,850
Marketing and customer relations	3,873	(338)	4,211	(312)	4,523
Amortization of intangible assets	1,423	(136)	1,559	(357)	1,916
FDIC insurance	198	(744)	942	(18)	960
Loan collection and servicing	2,633	(77)	2,710	(269)	2,979
Foreclosed assets	676	(96)	772	(521)	1,293
Net adjustments on FDIC asset and true-up liability	—	—	—	(999)	999
Other noninterest expense	8,064	(566)	8,630	131	8,499
Total noninterest expense	$91,026	$709	$90,317	$(3,740)	$94,057

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Total noninterest expense for the year ended December 31, 2019 increased by $0.7 million, or 0.8%, to $91.0 million from $90.3 million for the year ended December 31, 2018. The increase was primarily due to a $3.3 million increase in employee benefits expense driven by a $3.8 million charge during the year ended December 31, 2019 related to the termination of the SERP. The SERP liability varies inversely with interest rates and is payable in June 2020.

This increase in total noninterest expense was partially offset by  a $0.7 million decrease in FDIC insurance expense due in part to the application of small bank assessment credits.  The remaining small bank assessment credits available to the Banks were $0.4 million as of December 31, 2019, and may be applied, as determined by the FDIC, against future FDIC insurance assessments which are paid quarterly, in arrears.  Routine salary increases were offset by a reduction in employee count as a result of the sale of First Community Title Services, Inc. and HBT Insurance during the first quarter of 2019. Salaries and employee benefits expenses for First Community Title Services, Inc. and HBT Insurance totaled $0.4 million, $1.3 million, and $1.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Total noninterest expense for the year ended December 31, 2018 decreased by $3.7 million, or 4.0%, to $90.3 million from $94.1 million for the year ended December 31, 2017. Compensation expense decreased by $1.7 million due in part to a $1.3 million accrual in 2017 related to a change in policy for paid time off benefits that resulted in an increase in accrued expense. Also in 2017, our FDIC indemnification agreements related to the previous acquisitions of two failed banks were terminated, and as a result the related $1.0 million in net adjustments on FDIC asset and true-up liability expense during the year ended December 31, 2017 represents expenses not recurring subsequent to 2017.

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

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. In connection with the conversion of tax status, the Company recognized a deferred tax asset, and the associated income tax benefit, of $0.5 million.

For the years ended December 31, 2019,  2018, and 2017, we recorded income tax expense of $5.3 million,    $0.9 million, and $0.9 million, respectively.

FINANCIAL CONDITION

	December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Balance Sheet Information
Cash and cash equivalents	$283,971	$186,879	$165,683	$97,092	52.0%	$21,196	12.8%
Securities available-for-sale, at fair value	592,404	679,526	769,571	(87,122)	(12.8)	(90,045)	(11.7)
Securities held-to-maturity	88,477	121,715	129,322	(33,238)	(27.3)	(7,607)	(5.9)
Equity securities	4,389	3,261	3,203	1,128	34.6	58	1.8
Loans held for sale	4,531	2,800	4,863	1,731	61.8	(2,063)	(42.4)

Loans, before allowance for loan losses	2,163,826	2,144,257	2,115,946	19,569	0.9	28,311	1.3
Less: allowance for loan losses	22,299	20,509	19,765	1,790	8.7	744	3.8
Loans, net of allowance for loan losses	2,141,527	2,123,748	2,096,181	17,779	0.8	27,567	1.3

Goodwill	23,620	23,620	23,620	—	—	—	—
Core deposit intangible assets, net	4,030	5,453	7,012	(1,423)	(26.1)	(1,559)	(22.2)
Other assets	102,154	102,567	113,420	(413)	(0.4)	(10,853)	(9.6)
Total Assets	$3,245,103	$3,249,569	$3,312,875	(4,466)	(0.1)	(63,306)	(1.9)

Total deposits	$2,776,855	$2,795,970	$2,855,685	$(19,115)	(0.7)%	$(59,715)	(2.1)%
Securities sold under agreements to repurchase	44,433	46,195	37,838	(1,762)	(3.8)	8,357	22.1
Borrowings	—	—	29,000	—	—	(29,000)	(100.0)
Subordinated debentures	37,583	37,517	37,451	66	0.2	66	0.2
Other liabilities	53,314	29,491	28,985	23,823	80.8	506	1.7
Total Liabilities	2,912,185	2,909,173	2,988,959	3,012	0.1	(79,786)	(2.7)
Total Stockholders' Equity	332,918	340,396	323,916	(7,478)	(2.2)	16,480	5.1
Total Liabilities and Stockholders' Equity	$3,245,103	$3,249,569	$3,312,875	(4,466)	(0.1)	(63,306)	(1.9)

Tangible assets (1)	$3,217,453	$3,220,496	$3,282,243	$(3,043)	(0.1)%	$(61,747)	(1.9)%
Tangible common equity (1)	305,268	311,323	293,284	(6,055)	(1.9)	18,039	5.8

Core deposits (1)	$2,732,101	$2,759,095	$2,812,855	$(26,994)	(1.0)%	$(53,760)	(1.9)%

Balance Sheet Ratios
Loan to deposit ratio	77.92%	76.69%	74.10%
Core deposits to total deposits (1)	98.39	98.68	98.50
Stockholders' equity to total assets	10.26	10.48	9.78
Tangible common equity to tangible assets (1)	9.49	9.67	8.94

(1)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Balance Sheet Analysis

Comparison of December 31, 2019 to December 31, 2018

Total assets remained almost unchanged from December 31, 2018 to December 31, 2019, decreasing $4.5 million, or 0.1%, to $3.25 billion as of December 31, 2019. Although total assets remained steady, the Company’s asset mix shifted with a $120.4 million decrease in the debt securities portfolio, a $97.1 million increase in cash and cash equivalents, and a $19.6 million increase in loans, before allowance for loan losses.

Total deposits were $2.78 billion at December 31, 2019, a decrease of $19.1 million, or 0.7%, from December 31, 2018. This slight decrease is primarily due to decreases in higher cost deposit categories such as time deposits, partially offset by increases in money market accounts. The decline in total deposits was also partially offset by deposit growth in the fourth quarter of 2019 which included approximately $40.2 million in increased balances in a small number of retail deposit accounts. The Company expects some outflow in these deposits during the first quarter of 2020.

Core deposits to total deposits remained very high at 98.4% at December 31, 2019 compared to 98.7% at December 31, 2018, as we managed our deposit portfolio to retain and increase higher value core deposit relationships and maintain the lowest practicable cost of funds. The loan to deposit ratio was 77.9% at December 31, 2019, increasing from 76.7% at December 31, 2018.

Comparison of December 31, 2018 to December 31, 2017

Total assets were $3.25 billion at December 31, 2018, a decrease of $63.3 million, or 1.9%, from December 31, 2017, primarily due to sales, calls, and maturities of securities available-for-sale not re-invested in securities, partially offset by an increase in the loan portfolio from organic loan growth.

Total liabilities were $2.91 billion at December 31, 2018, a decrease of $79.8 million, or 2.7%, from December 31, 2017, primarily due to scheduled maturities of FHLB advances and decreases in deposits. Total deposits were $2.80 billion at December 31, 2018, a decrease of $59.7 million, or 2.1%, from December 31, 2017 due to decreases in noninterest-bearing, money market, and time deposit accounts, partially offset by an increase in interest-bearing demand accounts.

Total equity was $340.4 million at December 31, 2018, an increase of $16.5 million, or 5.1%, from December 31, 2017 due primarily to earnings for the period net of dividends declared.

At December 31, 2018, loans, before allowance for loan losses increased 1.3% compared to the prior year-end. We achieved our goal of maintaining high asset quality in 2018, reflecting the relative strength of our loan originations over the past five years. Asset quality remained strong, with nonperforming loans representing 0.74% of total loans at December 31, 2018, compared to 1.04% at December 31, 2017. At December 31, 2018, our allowance for loan losses as a percentage of total loans was 0.96%, compared to 0.93% at December 31, 2017. Nonperforming assets to total assets were 0.78% at December 31, 2018, compared to 1.17% at December 31, 2017.

The core deposit portfolio remained stable during 2018 as we managed our deposit portfolio to retain and increase higher value core deposit relationships and maintain the lowest practicable cost of funds. Total deposits decreased $59.7 million, or 2.1%, from December 31, 2017 to $2.80 billion at December 31, 2018, primarily due to decreases in money market and time deposits. Noninterest-bearing demand deposits represented 23.8% of total deposits at December 31, 2018, down from 24.7% at December 31, 2017. Core deposits remained very high at 98.7% of total deposits at December 31, 2018 compared to 98.5% as of December 31, 2017. The loan to deposit ratio was 76.7% at December 31, 2018, compared to 74.1% at December 31, 2017. The decline in total deposits is attributed primarily to higher cost time deposits being allowed to run off.

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

Loan Categories

The principal categories of our loan portfolio are described below:

Commercial and Industrial: Consists of loans typically granted for working capital, asset acquisition and other business purposes. These loans are underwritten primarily based on the borrower’s cash flow with most loans secondarily supported by collateral. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory, and equipment, and are typically supported by personal guarantees of the owners. Cash flows and collateral values may fluctuate based on general economic conditions, specific industry conditions and specific borrower circumstances.

Agricultural and Farmland: Consists of loans typically secured by farmland, agricultural operating assets, or a combination of both, and are generally underwritten to existing cash flows of operating agricultural businesses. Debt repayment is provided by business cash flows. Economic trends influenced by unemployment rates and other key economic indicators are not closely correlated to the credit quality of agricultural and farmland loans. The credit quality of these loans is most correlated to changes in prices of corn and soybeans and, to a lesser extent, weather, which has been partially mitigated by federal crop insurance programs.

Commercial Real Estate - Owner Occupied: Consists of loans secured by commercial real estate that is both owned and occupied by the same or a related borrower. These loans are primarily underwritten based on the cash flow of the business occupying the property. As with commercial and industrial loans, cash flows and collateral values may fluctuate based on general economic conditions, specific industry conditions, and specific borrower circumstances.

Commercial Real Estate - Non-owner Occupied: Consists of loans secured by commercial real estate for which the primary source of repayment is the sale or rental cash flows from the underlying collateral. Commercial real estate – non-owner occupied are underwritten based primarily on the historic or projected cash flow from the underlying collateral. Adverse economic developments or an overbuilt market typically impact commercial real estate projects. Trends in rental and vacancy rates of commercial properties impact the credit quality of these loans.

Multi-family: Consists of loans secured by five or more unit apartment buildings. Multi-family loans may be affected by demographic and population trends, unemployment or underemployment, and deteriorating market values of real estate.

Construction and Land Development: Consists of loans for speculative and pre-sold construction projects for developers intending to either sell upon completion or hold for long term investment, as well as construction of projects to be owner occupied. In addition, loans in this segment generally possess a higher inherent risk of loss than other portfolio segments due to risk of non-completion, changes in budgeted costs, and changes in market forces during the term of the construction period.

One-to-four Family Residential: Consists of loans secured by one-to-four family residences, including both first and junior lien mortgage loans for owner occupied and non-owner occupied properties and home equity lines of credit. The degree of risk in residential mortgage lending depends on the local economy, including the local real estate market and unemployment rates.

Municipal, Consumer and Other: Loans to municipalities are primarily federally tax-exempt. Consumer loans include loans to individuals for consumer purposes and typically consist of small balance loans. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of the consumer loans. Loans to other financial institutions, as well as leases, are also included.

Loans by Type

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan as of December 31.

	2019		2018		2017		2016		2015
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Commercial and industrial	$307,175	14.2%	$360,501	16.8%	$371,452	17.5%	$372,588	17.7%	$413,365	19.3%
Agricultural and farmland	207,776	9.6	209,875	9.8	208,349	9.8	207,604	9.9	196,704	9.2
Commercial real estate - owner occupied	231,162	10.7	255,074	11.9	276,883	13.1	297,818	14.1	317,315	14.8
Commercial real estate - non-owner occupied	579,757	26.8	533,910	24.9	488,442	23.1	433,939	20.6	401,403	18.7
Multi-family	179,073	8.3	135,925	6.3	137,055	6.5	127,132	6.0	121,348	5.7
Construction and land development	224,887	10.4	237,275	11.1	170,513	8.1	182,023	8.6	168,342	7.9
One-to-four family residential	313,580	14.5	313,108	14.6	358,659	17.0	393,399	18.7	436,051	20.4
Municipal, consumer, and other	120,416	5.5	98,589	4.6	104,593	4.9	92,012	4.4	85,083	4.0
Loans, before allowance for loan losses	2,163,826	100.0%	2,144,257	100.0%	2,115,946	100.0%	2,106,515	100.0%	2,139,611	100.0%
Allowance for loan losses	(22,299)		(20,509)		(19,765)		(19,708)		(18,248)
Loans, net of allowance for loan losses	$2,141,527		$2,123,748		$2,096,181		$2,086,807		$2,121,363

Loans, before allowance for loan losses (originated) (1)	$1,998,496	92.4%	$1,923,859	89.7%	$1,825,129	86.3%	$1,689,186	80.2%	$1,596,603	74.6%
Loans, before allowance for loan losses (acquired) (1)	165,330	7.6	220,398	10.3	290,817	13.7	417,329	19.8	543,008	25.4
Loans, before allowance for loan losses	$2,163,826	100.0%	$2,144,257	100.0%	$2,115,946	100.0%	$2,106,515	100.0%	$2,139,611	100.0%

(1)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Comparison of December 31, 2019 to December 31, 2018

Loans, before the allowance for loan losses, increased by $19.5 million, or 0.9%, to $2.16 billion as of December 31, 2019 as compared to $2.14 billion as of December 31, 2018. Loan growth during the year ended December 31, 2019 was primarily attributable to continued organic loan growth in the commercial real estate – non-owner occupied and multi-family categories in our northern Illinois markets. Offsetting the organic loan growth was a $59.7 million reduction in the loan participations resulting primarily from the payoff of seven loans during the year ended December 31, 2019. The seven loan participations that paid off predominantly included $21.2 million in commercial and industrial, $4.8 million in commercial real estate – owner occupied, $4.9 million in commercial real estate – non-owner occupied, $18.4 million in multi-family, and $4.7 million in municipal, consumer, and other. Loan participations make up a small portion of the Company’s loan portfolio totaling $71.7 million and $131.4 million as of December 31, 2019, and 2018, respectively.

Comparison of December 31, 2018 to December 31, 2017

Loans, before the allowance for loan losses, increased by $28.3 million, or 1.3%, to $2.14 billion as of December 31, 2018 as compared to $2.12 billion as of December 31, 2017. The increase in loans during the year ended December 31, 2018 is primarily attributable to organic growth in the commercial real estate – non-occupied and construction and land development categories in the Chicago MSA, partially offset by a decline in one-to-four family residential loans.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio as of December 31, 2019. Demand loans  (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

As of December 31, 2019
		One Year Through
	One Year or Less	Five Years	After Five Years	Total
	(dollars in thousands)
Scheduled Maturities of Loans:
Commercial and industrial	$204,998	$75,164	$27,013	$307,175
Agricultural and farmland	103,034	78,632	26,110	207,776
Commercial real estate - owner occupied	37,456	117,821	75,885	231,162
Commercial real estate - non-owner occupied	106,539	354,761	118,457	579,757
Multi-family	33,084	111,486	34,503	179,073
Construction and land development	139,767	81,184	3,936	224,887
One-to-four family residential	54,432	126,209	132,939	313,580
Municipal, consumer, and other	15,821	25,734	78,861	120,416
Total	$695,131	$970,991	$497,704	$2,163,826

Loans Maturing After One Year:
Floating interest rates:
Repricing within one year or less				$397,914
Repricing in more than one year				101,177
Total floating interest rates				499,091
Predetermined (Fixed) interest rates				969,604
Total loans maturing after one year				$1,468,695

Nonperforming Assets

Nonperforming loans consist of all loans past due 90 days or more or on nonaccrual. Nonperforming assets consist of all nonperforming loans and foreclosed assets. Typically, loans are placed on nonaccrual when they reach 90 days past due, or when, in management’s opinion, there is reasonable doubt regarding the collection of the amounts due through the normal means of the borrower. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance and we believe that all remaining principal and interest is fully collectible, before the loan is eligible to return to accrual status. Management believes the Company’s lending practices and active approach to managing nonperforming assets has resulted in timely resolution of problem assets.

Loans acquired with deteriorated credit quality are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on loans acquired with deteriorated credit quality if management can no longer estimate future cash flows on the loan. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all loans acquired with deteriorated credit quality, except those management can no longer estimate future cash flows.

When it appears likely that we will obtain title to real estate collateral, we develop an exit strategy by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. If determined necessary to maximize value, we complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. Substantially all foreclosed real estate is valued on an "as-is" basis.

Estimates of the net realizable value of real estate collateral also include a deduction for the expected selling costs. For most real estate collateral and foreclosed real estate, we apply a 7.0% deduction to the value of the asset to account for the expected costs to sell the asset. This estimate includes sales commissions and closing costs. Expenses for real estate taxes are accrued and repairs are expensed when incurred.

The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$19,019	$15,876	$22,074	$20,494	$15,014
Past due 90 days or more, still accruing (1)	30	37	28	1,745	1,806
Total nonperforming loans	19,049	15,913	22,102	22,239	16,820
Foreclosed assets	5,099	9,559	16,545	16,224	19,786
Total nonperforming assets	$24,148	$25,472	$38,647	$38,463	$36,606

NONPERFORMING ASSETS (Originated) (2)
Nonaccrual	$10,811	$10,329	$15,505	$9,511	$10,965
Past due 90 days or more, still accruing	30	37	28	1,745	1,806
Total nonperforming loans	10,841	10,366	15,533	11,256	12,771
Foreclosed assets	1,022	1,395	5,950	4,595	5,153
Total nonperforming (originated)	$11,863	$11,761	$21,483	$15,851	$17,924

NONPERFORMING ASSETS (Acquired) (2)
Nonaccrual	$8,208	$5,547	$6,569	$10,983	$4,049
Past due 90 days or more, still accruing (1)	—	—	—	—	—
Total nonperforming loans	8,208	5,547	6,569	10,983	4,049
Foreclosed assets	4,077	8,164	10,595	11,629	14,633
Total nonperforming assets (acquired)	$12,285	$13,711	$17,164	$22,612	$18,682

Allowance for loan losses	$22,299	$20,509	$19,765	$19,708	$18,248

Loans, before allowance for loan losses	$2,163,826	$2,144,257	$2,115,946	$2,106,515	$2,139,611
Loans, before allowance for loan losses (originated) (2)	1,998,496	1,923,859	1,825,129	1,689,186	1,596,603
Loans, before allowance for loan losses (acquired) (2)	165,330	220,398	290,817	417,329	543,008

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	1.03%	0.96%	0.93%	0.94%	0.85%
Allowance for loan losses to nonperforming loans	117.06	128.88	89.43	88.62	108.49
Nonperforming loans to loans, before allowance for loan losses	0.88	0.74	1.04	1.06	0.79
Nonperforming assets to total assets	0.74	0.78	1.17	1.16	1.09
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	1.11	1.18	1.81	1.81	1.70

CREDIT QUALITY RATIOS (Originated) (2)
Nonperforming loans to loans, before allowance for loan losses	0.54%	0.54%	0.85%	0.67%	0.80%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.59	0.61	1.17	0.94	1.12

CREDIT QUALITY RATIOS (Acquired) (2)
Nonperforming loans to loans, before allowance for loan losses	4.96%	2.52%	2.26%	2.63%	0.75%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	7.25	6.00	5.69	5.27	3.35

(1)

Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $0.1 million, $2.7 million, $0.3 million, $4.6 million, and $5.1 million as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(2)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Comparison of December 31, 2019 to December 31, 2018

Total nonperforming assets were $24.1 million as of December 31, 2019, a decrease of $1.3 million, or 5.2%, from $25.5 million as of December 31, 2018, due primarily to a $4.5 million reduction in foreclosed assets as a result of sales, partially offset by a $3.1 million increase in nonaccrual loans. The increase in nonaccrual loans consisted primarily of a $4.3 million increase in agricultural and farmland nonaccrual loans, related primarily to one acquired loan relationship, partially offset by smaller variations in other loan categories. The one agricultural and farmland loan relationship placed on nonaccrual previously mentioned was individually evaluated for impairment and no specific reserves were required as of December 31, 2019.

Comparison of December 31, 2018 to December 31, 2017

Total nonperforming assets decreased by $13.2 million during the year ended December 31, 2018. Nonperforming assets totaled $25.5 million as of December 31, 2018 and $38.6 million as of December 31, 2017. Foreclosed assets declined $7.0 million during 2018 while nonaccrual loans declined by $6.2 million. The decline in foreclosed assets was the result of the disposition of numerous properties. Approximately $4.6 million of the reduction in foreclosed assets came from originated foreclosed assets while the remainder came via acquired foreclosed assets, which continued a trend of decline in acquired foreclosed assets. The decline in nonaccrual loans was led by a $5.2 million reduction in originated nonaccrual loans that was primarily due to the continuing resolution of two long-term borrowers.

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

The following table presents TDRs by loan category.

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Commercial and industrial	$867	$467	$620	$13	$14
Agricultural and farmland	—	—	—	—	—
Commercial real estate - owner occupied	5,746	6,244	1,811	7,576	1,485
Commercial real estate - non-owner occupied	1,427	2,061	2,099	559	581
Multi-family	—	—	—	—	—
Construction and land development	—	—	—	—	—
One-to-four family residential	517	556	340	109	118
Municipal, consumer, and other	—	—	—	—	—
Total accrual troubled debt restructurings	8,557	9,328	4,870	8,257	2,198

Commercial and industrial	135	206	194	329	426
Agricultural and farmland	283	166	—	—	—
Commercial real estate - owner occupied	149	3,112	5,126	161	176
Commercial real estate - non-owner occupied	—	—	468	—	—
Multi-family	—	—	—	—	—
Construction and land development	—	—	—	417	—
One-to-four family residential	191	550	74	—	—
Municipal, consumer, and other	—	—	—	—	—
Total nonaccrual troubled debt restructurings	758	4,034	5,862	907	602
Total troubled debt restructurings	$9,315	$13,362	$10,732	$9,164	$2,800

The significant reduction in TDRs from December 31, 2018 to December 31, 2019 is primarily due to the resolution of one large loan relationship during the second quarter of 2019. TDRs have remained a small portion of our loan portfolio as loan modifications to borrowers with deteriorating financial condition are generally offered only as a part of an overall workout strategy to minimize losses to the Company.

Risk Classification of Loans

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as watch, substandard, doubtful, or loss.

A watch loan is still considered a "pass" credit and is not a classified asset, but is a reflection of a borrower who exhibits credit weaknesses or downward trends warranting close attention and increased monitoring. These potential weaknesses may result in deterioration of the repayment prospects for the loan. No loss of principal or interest is expected, and the borrower does not pose sufficient risk to warrant classification.

A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized as probable that the borrower will not pay principal and interest in accordance with the contractual terms.

An asset classified as doubtful has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted; such balances are promptly charged-off as required by applicable federal regulations.

As of December 31, 2019 and 2018, our risk classifications of loans were as follows:

December 31, 2019	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

December 31, 2018	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$315,815	$35,176	$9,510	$—	$360,501
Agricultural and farmland	185,598	12,116	12,161	—	209,875
Commercial real estate - owner occupied	217,017	17,845	20,212	—	255,074
Commercial real estate - non-owner occupied	486,859	39,231	7,820	—	533,910
Multi-family	131,583	2,468	1,874	—	135,925
Construction and land development	227,775	5,663	3,837	—	237,275
One-to-four family residential	282,704	14,599	15,805	—	313,108
Municipal, consumer, and other	97,668	497	424	—	98,589
Total	$1,945,019	$127,595	$71,643	$—	$2,144,257

Allowance for Loan Losses

The allowance for loan losses is an estimate of loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represents amounts that have been established to recognize incurred credit losses in the loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. The allowance for loan losses is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance. Loan losses are charged off against the allowance when the Company determines the loan balance to be uncollectible. Cash received on previously charged off amounts is recorded as a recovery to the allowance for loan losses.

The allowance for loan losses consists of two primary components, general reserves and specific reserves related to impaired loans. The general component covers non-impaired loans and is based on historical losses adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 16-quarter period. This actual loss experience is adjusted for qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

These qualitative factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Company reviews the loan portfolio on an ongoing basis to determine whether any loans require classification and impairment testing in accordance with applicable regulations and accounting principles. When a loan is classified as either substandard or doubtful and in certain other cases, such as troubled debt restructurings, the Company generally measures impairment based on the fair value of the collateral, but also may use the present value of expected future cash flows discounted at the original contractual interest rate, when practical.

The Company evaluates the allowance for loan losses based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable incurred credit losses than would be the case without the increase. Conversely, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology generally results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

While the Company uses the best information available to make evaluations, future adjustments to the allowance for loan losses may become necessary if conditions change substantially from the conditions used in previous evaluations. Determinations as to the risk classification of loans and the amount of the allowance for loan losses are subject to review by regulatory agencies, which can require that the Company establish additional loss allowances.

Net Charge-offs and Recoveries

A loan balance is classified as a loss and charged-off when it is confirmed that there is no readily apparent source of repayment for the portion of the loan that is classified as loss.

The provision for loan losses is a function of the allowance for loan loss methodology that we use to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted.

The following table sets forth activity in the allowance for loan losses.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Balance, beginning of year	$20,509	$19,765	$19,708	$18,248	$16,939

Charge-offs:
Commercial and industrial	(886)	(1,446)	(1,780)	(1,322)	(3,794)
Agricultural and farmland	(30)	—	(3)	(83)	(11)
Commercial real estate - owner occupied	(407)	(2,352)	(32)	(753)	(133)
Commercial real estate - non-owner occupied	(111)	(237)	(940)	(1,134)	(100)
Multi-family	(41)	(194)	(153)	—	—
Construction and land development	(9)	(58)	(503)	(442)	(471)
One-to-four family residential	(1,105)	(1,415)	(787)	(1,848)	(1,309)
Municipal, consumer, and other	(684)	(783)	(818)	(989)	(773)
Total charge-offs	(3,273)	(6,485)	(5,016)	(6,571)	(6,591)

Recoveries:
Commercial and industrial	440	315	188	890	1,458
Agricultural and farmland	—	—	—	—	—
Commercial real estate - owner occupied	56	54	38	9	10
Commercial real estate - non-owner occupied	20	141	958	95	20
Multi-family	—	—	—	6	—
Construction and land development	450	260	27	19	125
One-to-four family residential	350	490	414	258	212
Municipal, consumer, and other	343	272	309	320	309
Total recoveries	1,659	1,532	1,934	1,597	2,134

Net charge-offs	(1,614)	(4,953)	(3,082)	(4,974)	(4,457)
Provision for loan losses	3,404	5,697	3,139	6,434	5,766
Balance, end of year	$22,299	$20,509	$19,765	$19,708	$18,248

Net charge-offs	$1,614	$4,953	$3,082	$4,974	$4,457
Net charge-offs (originated) (1)	732	3,137	2,500	1,245	2,220
Net charge-offs (acquired) (1)	882	1,816	582	3,729	2,237

Average loans, before allowance for loan losses	$2,178,897	$2,131,512	$2,091,863	$2,132,405	$1,877,365
Average loans, before allowance for loan losses (originated) (1)	1,981,658	1,873,623	1,748,418	1,611,846	1,526,402
Average loans, before allowance for loan losses (acquired) (1)	197,239	257,889	343,445	520,559	350,963

Net charge-offs to average loans, before allowance for loan losses	0.07%	0.23%	0.15%	0.23%	0.24%
Net charge-offs to average loans, before allowance for loan losses (originated) (1)	0.04	0.17	0.14	0.08	0.15
Net charge-offs to average loans, before allowance for loan losses (acquired) (1)	0.45	0.70	0.17	0.72	0.64

(1)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Net charge-offs and the ratio of net charge-offs to average loans, before allowance for loan losses were $1.6 million and 0.07%, respectively, for the year ended December 31, 2019 compared to $5.0 million and 0.23%, respectively, for the year ended December 31, 2018. This ratio has remained low for several years, due primarily to favorable economic conditions and our continuous credit monitoring and collection efforts.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Net charge-offs and the ratio of net charge-offs to average loans, before allowance for loan losses were $5.0 million and 0.23%, respectively, for the year ended December 31, 2018, compared to $3.1 million and 0.15%, respectively, for the year ended December 31, 2017. The increase in 2018 was primarily due to a $2.1 million charge-off on one long-time non-performing loan relationship approaching final resolution.

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses by major loan categories.

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
	Allowance		Allowance		Allowance		Allowance		Allowance
	for Loan	Loan	for Loan	Loan	for Loan	Loan	for Loan	Loan	for Loan	Loan
	Losses	Balances	Losses	Balances	Losses	Balances	Losses	Balances	Losses	Balances
	(dollars in thousands)
Commercial and industrial	$4,441	$307,175	$3,748	$360,501	$5,411	$371,452	$4,870	$372,588	$4,464	$413,365
Agricultural and farmland	2,766	207,776	2,650	209,875	2,385	208,349	3,455	207,604	3,019	196,704
Commercial real estate - owner occupied	1,779	231,162	2,506	255,074	1,510	276,883	1,622	297,818	1,444	317,315
Commercial real estate - non-owner occupied	3,663	579,757	2,644	533,910	2,476	488,442	2,701	433,939	2,494	401,403
Multi-family	1,024	179,073	912	135,925	997	137,055	1,282	127,132	764	121,348
Construction and land development	2,977	224,887	4,176	237,275	2,981	170,513	1,983	182,023	2,048	168,342
One-to-four family residential	2,540	313,580	2,782	313,108	2,723	358,659	2,720	393,399	3,321	436,051
Municipal, consumer, and other	3,109	120,416	1,091	98,589	1,282	104,593	1,075	92,012	694	85,083
Total	$22,299	$2,163,826	$20,509	$2,144,257	$19,765	$2,115,946	$19,708	$2,106,515	$18,248	$2,139,611

Securities

The Company’s investment policy is established by management and approved by the board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets and consistency with our interest rate risk management strategy. As of December 31, 2019, the Company did not have any non-U.S. Treasury or non-U.S. government agency debt securities that exceeded 10% of the Company’s total stockholders’ equity.

The following table sets forth the composition, amortized cost and fair values of debt securities available-for-sale and held-to-maturity.

	December 31, 2019		December 31, 2018		December 31, 2017
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$—	$—	$—	$—	$7,033	$7,028
U.S. government agency	49,113	49,615	46,977	46,866	45,798	45,735
Municipal	131,241	133,738	161,957	161,450	206,472	207,953
Mortgage-backed:
Agency residential	198,184	200,678	235,903	234,303	267,039	265,698
Agency commercial	133,730	134,954	151,878	150,081	149,543	148,011
Private-label	—	—	254	256	3,508	3,513
Corporate	72,239	73,419	87,118	86,570	91,588	91,633
Total debt securities available-for-sale	584,507	592,404	684,087	679,526	770,981	769,571

Debt securities held-to-maturity:
Municipal	45,239	46,579	73,176	74,283	79,490	81,824
Mortgage-backed:
Agency residential	19,072	19,063	23,192	22,194	27,552	26,766
Agency commercial	24,166	24,887	25,347	25,029	22,280	22,204
Total debt securities held-to-maturity	88,477	90,529	121,715	121,506	129,322	130,794
Total debt securities	$672,984	$682,933	$805,802	$801,032	$900,303	$900,365

We evaluate securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired. There were no other-than-temporary impairments during the years ended December 31, 2019, 2018, and 2017.

Portfolio Maturities and Yields

The composition and maturities of the debt securities portfolio as of December 31, 2019 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	December 31, 2019
			More Than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$1,998	1.73%	$9,538	2.04%	$37,577	2.63%	$—	—%	$49,113	2.48%
Municipal	27,451	2.60	69,088	2.60	28,468	2.44	6,234	2.37	131,241	2.56
Mortgage-backed:
Agency residential	11	4.06	9,045	2.25	75,784	2.58	113,344	2.62	198,184	2.59
Agency commercial	3,842	1.82	69,089	2.56	20,113	1.87	40,686	2.75	133,730	2.49
Corporate	19,908	2.30	36,861	3.02	15,470	4.84	—	—	72,239	3.21
Total debt securities available-for-sale	53,210	2.40	193,621	2.62	177,412	2.69	160,264	2.65	584,507	2.63

Debt securities held-to-maturity:
Municipal	752	2.34	31,309	3.20	11,504	3.41	1,674	4.15	45,239	3.28
Agency mortgage-backed:
Agency residential	—	—	—	—	—	—	19,072	2.34	19,072	2.34
Agency commercial	—	—	5,413	2.51	12,284	2.91	6,469	3.34	24,166	2.93
Total debt securities held-to-maturity	752	2.34	36,722	3.10	23,788	3.15	27,215	2.69	88,477	2.98
Total debt securities	$53,962	2.40%	$230,343	2.70%	$201,200	2.74%	$187,479	2.65%	$672,984	2.67%

SOURCES OF FUNDS

Deposits

Management continues to focus on growing core deposits, which exclude time deposits of $250,000 or more and brokered deposits, through the Company’s relationship driven banking philosophy and community-focused marketing programs. Additionally, the Banks continue to add and improve ancillary convenience services tied to deposit accounts, such as mobile and remote deposits and peer-to-peer payments, to solidify core deposit relationships. As of December 31, 2019, core deposits represented 98.4% of our total deposits. See “Non-GAAP Financial Information” in Part II, Item 6 “Selected Financial Data” for a reconciliation of this non-GAAP measure to the most comparable GAAP measure.

The Company has continued to deemphasize higher cost time deposits. Comparatively, the Company’s non-maturity deposits have remained more stable. Average balances in money market accounts increased during the year ended December 31, 2019 primarily due to interest rate specials promoted for new money market accounts.

The following tables set forth the distribution of average deposits, by account type.

				Percent
	Year Ended December 31, 2019			Change in
	Average	Percent of	Weighted	Average Balance
	Balance	Total Deposits	Average Cost	2019 vs. 2018
	(dollars in thousands)
Noninterest-bearing demand	$666,055	24.0%	—%	1.9%
Interest-bearing demand	821,480	29.6	0.17	(0.4)
Money market	463,233	16.7	0.42	4.6
Savings	430,220	15.5	0.07	(0.8)
Total non-maturity deposits	2,380,988	85.7	0.15	1.1
Time	396,560	14.3	1.10	(10.4)
Total deposits	$2,777,548	100.0%	0.29%	(0.7)%

				Percent
	Year Ended December 31, 2018			Change in
	Average	Percent of	Weighted	Average Balance
	Balance	Total Deposits	Average Cost	2018 vs. 2017
	(dollars in thousands)
Noninterest-bearing demand	$653,885	23.4%	—%	1.6%
Interest-bearing demand	824,910	29.5	0.17	2.1
Money market	442,872	15.8	0.15	(7.7)
Savings	433,661	15.5	0.07	(1.4)
Total non-maturity deposits	2,355,328	84.2	0.10	(0.7)
Time	442,569	15.8	0.80	(10.6)
Total deposits	$2,797,897	100.0%	0.21%	(2.4)%

	Year Ended December 31, 2017
	Average	Percent of	Weighted
	Balance	Total Deposits	Average Cost
	(dollars in thousands)
Noninterest-bearing demand	$643,326	22.4%	—%
Interest-bearing demand	808,263	28.2	0.11
Money market	479,916	16.7	0.15
Savings	439,844	15.3	0.07
Total non-maturity deposits	2,371,349	82.7	0.08
Time	495,222	17.3	0.62
Total deposits	$2,866,571	100.0%	0.17%

The following table sets forth time deposits by remaining maturity as of December 31, 2019.

	3 Months or	Over 3 through	Over 6 through
	Less	6 Months	12 Months	Over 12 Months	Total
	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$47,119	$46,835	$64,405	$67,756	$226,115
Amounts of $100,000 but less than $250,000	15,144	16,629	27,857	25,909	85,539
Amounts of $250,000 or more	9,147	4,253	26,548	4,806	44,754
Total time deposits	$71,410	$67,717	$118,810	$98,471	$356,408

Securities Sold Under Agreements to Repurchase

All securities sold under agreements to repurchase are sweep instruments, maturing daily. The securities underlying the agreements are held under our control in safekeeping at third-party financial institutions, and include debt securities.

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase.

	As of or for the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Balance at end of year	$44,433	$46,195	$37,838
Average balance during year	41,177	40,725	40,821
Maximum outstanding at any month end	52,085	52,303	47,039

Weighted average interest rate at end of year	0.20%	0.12%	0.11%
Average interest rate during year	0.18	0.12	0.11

Borrowings

Deposits are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the Federal Home Loan Bank of Chicago (FHLB), purchase federal funds, and engage in overnight borrowing from the Federal Reserve. We may also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs.

Our use of FHLB advances and federal funds purchased has been somewhat infrequent and has had a nominal impact on our total funding for the years ended December 31, 2019, 2018, and 2017.

The following table sets forth information concerning balances and interest rates on our borrowings.

	As of or for the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
FHLB Advances
Balance at end of year	$—	$—	$29,000
Average balance during year	151	14,518	5,403
Maximum outstanding at any month end	5,000	74,000	29,000

Weighted average interest rate at end of year	—%	—%	1.47%
Average interest rate during year	2.52	1.73	1.13

Federal Funds Purchased
Balance at end of year	$—	$—	$—
Average balance during year	200	428	385
Maximum outstanding at any month end	—	—	—

Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	2.66	2.08	1.35

Total Borrowings
Balance at end of year	$—	$—	$29,000
Average balance during year	351	14,946	5,788
Maximum outstanding at any month end	5,000	74,000	29,000

Weighted average interest rate at end of year	—%	—%	1.47%
Average interest rate during year	2.60	1.74	1.14

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

As part of the Banks’ liquidity management strategy, the Banks are also focused on minimizing costs of liquidity and attempt to decrease these costs by promoting noninterest bearing and low-cost deposits and replacing higher cost funding including time deposits and borrowed funds. While the Banks do not control the types of deposit instruments our clients choose, those choices can be influenced with the rates and the deposit specials offered.

Core deposits are a major source of funds used by the Banks to meet their liquidity. Maintaining the ability to acquire these funds as needed in a variety of markets is important to assuring the Banks' liquidity. Management continually monitors the liquidity and non-core dependency ratios to ensure compliance with targets established by the Company's ALCO.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types. At December 31, 2019 and 2018, securities with a carrying value of $284.9 million and $291.4 million, respectively, were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Additional sources of liquidity include federal funds purchased and borrowings from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. There were no outstanding federal funds purchased or FHLB borrowings at December 31, 2019 and 2018. Funds obtained from federal funds purchased and FHLB borrowings are used primarily to meet day to day liquidity needs. The total amount of the remaining credit available to the Banks from the FHLB at December 31, 2019 and 2018 was $343.8 million and $337.0 million, respectively.

As of December 31, 2019, management believed adequate liquidity existed to meet all projected cash flow obligations of the Banks. As of December 31, 2019, the Banks had no material commitments for capital expenditures.

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

Due to state banking laws, neither Bank may declare dividends in any calendar year in an amount that would exceed the accumulated retained earnings of such Bank after giving effect to any unrecognized losses and bad debts without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by a Bank to the Company would be prohibited if the effect thereof would cause a Bank’s capital to be reduced below applicable minimum capital requirements. During the years ended December 31, 2019, 2018, and 2017, the Banks paid $110.0 million, $44.4 million, and $57.3 million, in dividends to the Company, respectively.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and interest payments on the subordinated debentures. During the years ended December 31, 2019, 2018, and 2017, holding company operating expenses consisted of interest expense of $1.9 million, $1.8 million, and $1.5 million, respectively, and other operating expenses of $1.0 million, $1.1 million, and $1.1 million, respectively. In February 2020, the Company paid a quarterly cash dividend of $0.15 per share. As of December 31, 2019, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity. As of December 31, 2019, the Company had no material commitments for capital expenditures.

As of December 31, 2019, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company.

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

The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Banks are listed below. Management believed that, as of December 31, 2019, 2018, and 2017, the Company and the Banks met all capital adequacy requirements to which we were subject. As of these dates, the Banks were “well capitalized” under regulatory prompt corrective action provisions. For additional information, see “Note 18 – Regulatory Matters” to the consolidated financial statements.

The following table presents the capital ratios of the Company (on a consolidated basis) and the Banks as well as the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

				To Be Well
				Capitalized Under
				Prompt Corrective
	December 31, 2019	December 31, 2018	December 31, 2017	Action Provisions
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.54%	14.99%	14.40%	N/A
Heartland Bank	14.02	14.44	13.62	10.00%
State Bank of Lincoln	17.58	21.02	22.27	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.64%	14.17%	13.58%	N/A
Heartland Bank	13.12	13.62	12.81	8.00%
State Bank of Lincoln	16.50	20.17	21.23	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	12.15%	12.71%	12.09%	N/A
Heartland Bank	13.12	13.62	12.81	6.50%
State Bank of Lincoln	16.50	20.17	21.23	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	10.38%	10.80%	9.94%	N/A
Heartland Bank	10.25	11.03	9.96	5.00%
State Bank of Lincoln	9.82	10.21	9.98	5.00

Cash Dividends

The below table summarizes the cash dividends paid by quarter for years ended December 31.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(dollars in thousands)
Regular	$2,704	$2,704	$2,704	$—	$8,112
Tax	6,094	7,048	6,662	—	19,804
Special	27,041	—	—	169,999	197,040
Total cash dividends	$35,839	$9,752	$9,366	$169,999	$224,956

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(dollars in thousands)
Regular	$2,105	$2,105	$2,101	$2,101	$8,412
Tax	6,305	7,092	7,055	6,751	27,203
Special	5,006	—	—	2,000	7,006
Total cash dividends	$13,416	$9,197	$9,156	$10,852	$42,621

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(dollars in thousands)
Regular	$1,897	$1,897	$1,897	$1,897	$7,588
Tax	6,302	6,331	6,570	5,288	24,491
Special	—	—	—	24,990	24,990
Total cash dividends	$8,199	$8,228	$8,467	$32,175	$57,069

On October 1, 2019, the Company’s board of directors declared a special dividend payable to the Company’s stockholders of record as of October 2, 2019, in the aggregate amount of approximately $170.0 million. The special dividend was paid on October 22, 2019 using net proceeds from the Company’s initial public offering and the proceeds of dividends received from Heartland Bank and State Bank of Lincoln. On January 30, 2020, the Company announced a cash dividend of $0.15 per share, which was paid on February 18, 2020 to stockholders of record as of February 10, 2020.

As of December 31, 2019, we had no material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

As a financial services provider, the Banks routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Banks. Although commitments to extend credit are considered while evaluating our allowance for loan losses, at December 31, 2019 and 2018, there were no reserves for unfunded commitments. For additional information, see “Note 20 – Commitments and Contingencies” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2019.

	Payments Due In
	Less Than One	One to Three	Three to Five	More Than Five
	Year	Years	Years	Years	Total
	(dollars in thousands)
Time deposits (1)	$257,937	$82,352	$15,949	$170	$356,408
Subordinated debentures (1)(2)	—	—	—	38,765	38,765
Standby letters of credit	1,363	4,058	3,570	—	8,991
Limited partnership investment (3)	2,100	—	—	—	2,100
Operating leases	93	137	42	3	275
Total	$261,493	$86,547	$19,561	$38,938	$406,539
Commitments to extend credit	$343,588	$79,349	$72,364	$47,404	$542,705

(1)	Excludes interest.
(2)	Represents amounts due to the recipient and does not include unamortized discounts of $1.2 million.
(3)

This commitment represents amounts we are obligated to contribute to a limited partnership investment in accordance with the provisions of the respective limited partnership agreements. The capital contributions may be required at any time, and are therefore reflected in the "less than one year" category.

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

Critical accounting estimates are those that are critical to the portrayal and understanding of the Company’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex. These estimates involve judgments, assumptions and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood. Further, changes in accounting standards could impact the Company’s critical accounting estimates. The following policies could be deemed critical:

Allowance for Loan losses

The allowance for loan losses (allowance) is an estimate of loan losses inherent in the Company's loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance. Loan losses are charged off against the allowance when the Company determines the loan balance to be uncollectible. Cash received on previously charged off amounts is recorded as a recovery to the allowance.

The allowance consists of two primary components, general reserves and specific reserves related to impaired loans. The general component covers non-impaired loans and is based on historical losses adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 16-quarter period. This actual loss experience is adjusted for qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These qualitative factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.

Loans acquired that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Loans are evaluated by management at the time of purchase to determine if there is evidence of deterioration in credit quality since origination. Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the "accretable yield," is recognized as interest income over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the "nonaccretable difference," are not recognized as a yield adjustment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable yield with a positive impact on interest income on a prospective basis. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition.

Income Taxes

The Company estimates income tax expense based on amounts expected to be owed to federal and state tax jurisdictions. Estimated income tax expense is reported in the statements of income. Accrued and deferred taxes, as reported in other assets or other liabilities in the balance sheets, represent the net estimated amount due to or to be received from taxing jurisdictions either currently or in the future. Management judgment is involved in estimating accrued and deferred taxes, as it may be necessary to evaluate the risks and merits of the tax treatment of transactions, filing positions, and taxable income calculations after considering tax-related statutes, regulations and other relevant factors. Because of the complexity of tax laws and interpretations, interpretation is subject to judgment.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. Information relating to accounting pronouncements issued and applicable to the Company in 2019 appears in Note 1 to the consolidated financial statements.

Under the JOBS Act, emerging growth companies may also elect to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same or revised accounting standards as other public companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table sets forth, as of December 31, 2019, the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
+400	$200,797	37.8%	$28,585	23.5%	$35,711	30.0%
+300	165,809	31.2	22,265	18.3	28,128	23.7
+200	122,859	23.1	15,413	12.6	19,788	16.6
+100	68,303	12.8	8,061	6.6	10,550	8.9
Flat	—	—	—	—	—	—
-100	(106,615)	(20.1)	(12,878)	(10.6)	(17,568)	(14.8)
-200	(132,057)	(24.8)	(22,283)	(18.3)	(31,098)	(26.2)

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

Credit Risk

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Our loan policy documents underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the borrower, industry, and product levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent loan review process that assesses compliance with loan policy, compliance with loan documentation standards, accuracy of the risk rating and overall credit quality of the loan portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HBT FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors HBT Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HBT Financial, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois

March 27, 2020

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
ASSETS
Cash and due from banks	$22,112	$21,343
Interest-bearing deposits with banks	261,859	165,536
Cash and cash equivalents	283,971	186,879

Interest-bearing time deposits with banks	248	248
Securities available-for-sale, at fair value	592,404	679,526
Securities held-to-maturity (fair value of $90,529 in 2019 and $121,506 in 2018)	88,477	121,715
Equity securities	4,389	3,261
Restricted stock, at cost	2,425	2,719
Loans held for sale	4,531	2,800
Loans, net of allowance for loan losses of $22,299 in 2019 and $20,509 in 2018	2,141,527	2,123,748
Bank premises and equipment, net	53,987	54,736
Bank premises held for sale	121	749
Foreclosed assets	5,099	9,559
Goodwill	23,620	23,620
Core deposit intangible assets, net	4,030	5,453
Mortgage servicing rights, at fair value	8,518	10,918
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	13,951	15,300
Other assets	16,640	7,173
Total assets	$3,245,103	$3,249,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$689,116	$664,876
Interest-bearing	2,087,739	2,131,094
Total deposits	2,776,855	2,795,970

Securities sold under agreements to repurchase	44,433	46,195
Subordinated debentures	37,583	37,517
Other liabilities	53,314	29,491
Total liabilities	2,912,185	2,909,173

COMMITMENTS AND CONTINGENCIES (Notes 11 and 20)

Stockholders' Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding as of December 31, 2019	—	—
Common stock:
Voting - $0.01 par value; 125,000,000 and 400,000 shares authorized; 27,457,306 and 315,780 shares issued; 27,457,306 and 268,312 shares outstanding as of December 31, 2019 and 2018, respectively	275	3
Series A nonvoting - $0.01 par value, 24,000,000 shares authorized, 17,835,960 shares issued, and 17,759,200 shares outstanding as of December 31, 2018	—	178
Surplus	190,524	32,288
Retained earnings	134,287	315,234
Accumulated other comprehensive income (loss)	7,832	(4,288)
Less cost of treasury stock held:
Voting - 47,468 shares as of December 31, 2018	—	(1,667)
Series A nonvoting - 76,760 shares as of December 31, 2018	—	(1,352)
Total stockholders’ equity	332,918	340,396
Total liabilities and stockholders’ equity	$3,245,103	$3,249,569

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share amounts)
Loans, including fees:
Taxable	$117,296	$111,349	$104,258
Federally tax exempt	2,846	2,685	2,209
Securities:
Taxable	14,854	14,459	11,513
Federally tax exempt	5,728	7,154	7,905
Interest-bearing deposits in bank	2,951	1,717	1,657
Other interest and dividend income	60	68	51
Total interest and dividend income	143,735	137,432	127,593

INTEREST EXPENSE
Deposits	7,932	5,887	4,959
Securities sold under agreements to repurchase	72	48	45
Borrowings	9	260	66
Subordinated debentures	1,922	1,795	1,525
Total interest expense	9,935	7,990	6,595
Net interest income	133,800	129,442	120,998
PROVISION FOR LOAN LOSSES	3,404	5,697	3,139
Net interest income after provision for loan losses	130,396	123,745	117,859

NONINTEREST INCOME
Card income	7,765	7,381	6,780
Service charges on deposit accounts	7,870	8,141	8,170
Wealth management fees	7,127	7,402	7,314
Mortgage servicing	3,143	3,261	3,398
Mortgage servicing rights fair value adjustment	(2,400)	629	(315)
Gains on sale of mortgage loans	3,092	2,872	4,506
Gains (losses) on securities	(5)	(2,663)	(1,275)
Gains (losses) on foreclosed assets	940	(1,337)	282
Gains (losses) on other assets	944	787	(2,146)
Title insurance activity	167	1,207	1,481
Other noninterest income	4,108	3,560	4,976
Total noninterest income	32,751	31,240	33,171

NONINTEREST EXPENSE
Salaries	49,345	49,663	51,386
Employee benefits	9,564	6,244	5,939
Occupancy of bank premises	6,867	7,352	7,308
Furniture and equipment	2,813	3,000	3,405
Data processing	5,570	5,234	4,850
Marketing and customer relations	3,873	4,211	4,523
Amortization of intangible assets	1,423	1,559	1,916
FDIC insurance	198	942	960
Loan collection and servicing	2,633	2,710	2,979
Foreclosed assets	676	772	1,293
Net adjustments on FDIC asset and true-up liability	—	—	999
Other noninterest expense	8,064	8,630	8,499
Total noninterest expense	91,026	90,317	94,057
INCOME BEFORE INCOME TAX EXPENSE	72,121	64,668	56,973
INCOME TAX EXPENSE	5,256	869	870
NET INCOME	$66,865	$63,799	$56,103

EARNINGS PER SHARE - BASIC	$3.33	$3.54	$3.10
EARNINGS PER SHARE - DILUTED	$3.33	$3.54	$3.10
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	20,090,270	18,047,332	18,070,692

UNAUDITED PRO FORMA C CORP EQUIVALENT INFORMATION (Note 1)
Historical income before income tax expense	$72,121	$64,668	$56,973
Pro forma C Corp equivalent income tax expense	18,749	16,371	19,679
Pro forma C Corp equivalent net income	$53,372	$48,297	$37,294

PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - BASIC	$2.66	$2.68	$2.06
PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - DILUTED	$2.66	$2.68	$2.06

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
NET INCOME	$66,865	$63,799	$56,103

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available-for-sale	12,458	(5,692)	(2,052)
Reclassification adjustment for (gains) losses on securities available-for-sale realized in income	—	2,541	1,275
Reclassification adjustment for accretion of net unrealized gain on securities transferred to held-to-maturity	(264)	(382)	(393)
Unrealized losses on derivative instruments	(698)	(83)	(27)
Reclassification adjustment for net settlements on derivative instruments	(87)	(175)	(167)
Income tax benefit	711	—	—
Total other comprehensive income (loss)	12,120	(3,791)	(1,364)
TOTAL COMPREHENSIVE INCOME	$78,985	$60,008	$54,739

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity
	(dollars in thousands, except per share data)
Balance, December 31, 2016	$3	$178	$32,288	$294,900	$989	$(2,112)	$326,246
Net income	—	—	—	56,103	—	—	56,103
Other comprehensive loss	—	—	—	—	(1,364)	—	(1,364)
Cash dividends ($3.16 per share)	—	—	—	(57,069)	—	—	(57,069)
Balance, December 31, 2017	3	178	32,288	293,934	(375)	(2,112)	323,916
Adoption of ASU 2016-01	—	—	—	122	(122)	—	—
Net income	—	—	—	63,799	—	—	63,799
Other comprehensive loss	—	—	—	—	(3,791)	—	(3,791)
Repurchase of common stock -Series A (43,180 shares)	—	—	—	—	—	(907)	(907)
Cash dividends ($2.36 per share)	—	—	—	(42,621)	—	—	(42,621)
Balance, December 31, 2018	3	178	32,288	315,234	(4,288)	(3,019)	340,396
Net income	—	—	—	66,865	—	—	66,865
Other comprehensive income	—	—	—	—	12,120	—	12,120
Reclassification of undistributed S-Corp earnings	—	—	20,472	(20,472)	—	—	—
Issuance of common stock -Voting, net of issuance costs (9,429,794 shares)	95	—	138,398	—	—	—	138,493
Conversion of common stock -Series A to common stock -Voting	178	(178)	—	—	—	—	—
Cancelation of 124,228 shares of treasury stock	(1)	—	(634)	(2,384)	—	3,019	—
Cash dividends ($12.48 per share)	—	—	—	(224,956)	—	—	(224,956)
Balance, December 31, 2019	$275	$—	$190,524	$134,287	$7,832	$—	$332,918

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,865	$63,799	$56,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,709	3,219	3,292
Provision for loan losses	3,404	5,697	3,139
Net amortization of securities	3,450	5,045	5,921
Deferred income tax benefit	(2,695)	—	—
Net accretion of discount and deferred loan fees on loans	(3,707)	(5,091)	(5,853)
Net realized loss on sales of securities	—	2,541	1,275
Net unrealized loss on equity securities	5	122	—
Net (gain) loss on sales of bank premises and equipment	(29)	6	216
Net gain on sales of bank premises held for sale	(448)	(734)	—
Impairment losses on bank premises held for sale	37	52	1,936
Net (gain) loss on sales of foreclosed assets	(1,048)	268	(1,727)
Gain on loan foreclosures	—	(96)	(974)
Write-down of foreclosed assets	563	1,165	2,419
Amortization of intangibles	1,423	1,559	1,916
Decrease (increase) in mortgage servicing rights	2,400	(629)	315
Amortization of subordinated debt purchase accounting adjustment	66	66	65
Mortgage loans originated for sale	(150,652)	(128,514)	(158,948)
Proceeds from sale of mortgage loans	152,013	133,449	166,417
Net gain on sale of mortgage loans	(3,092)	(2,872)	(4,506)
Gain on sale of First Community Title Services, Inc.	(498)	—	—
Decrease (increase) in accrued interest receivable	1,349	(553)	(1,328)
(Increase) decrease in other assets	(602)	35	(145)
Increase in other liabilities	17,579	1,460	2,549
Net cash provided by operating activities	89,092	79,994	72,082

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	—	496	—
Proceeds from sales of securities available-for-sale	—	104,303	51,500
Proceeds from paydowns, maturities, and calls of securities	201,472	171,462	224,110
Purchase of securities	(73,117)	(189,412)	(355,552)
Net increase in loans	(17,950)	(29,375)	(15,748)
Purchase of restricted stock	—	(2,374)	(171)
Proceeds from redemption of restricted stock	294	2,531	4,422
Purchases of bank premises and equipment	(2,107)	(1,656)	(2,161)
Proceeds from sales of bank premises and equipment	176	10	120
Proceeds from sales of bank premises held for sale	1,039	2,252	—
Proceeds from sales of foreclosed assets	5,460	6,851	9,049
Capital improvements to foreclosed assets	(41)	—	—
Cash received from sale of First Community Title Services, Inc.	114	—	—
Net indemnification payments paid to the FDIC	—	—	(949)
Cash paid for termination of FDIC loss-sharing agreements	—	—	(4,929)
Net cash provided by (used in) investing activities	115,340	65,088	(90,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(19,115)	(59,715)	(21,519)
Net (decrease) increase in repurchase agreements	(1,762)	8,357	(1,243)
Proceeds from Federal Home Loan Bank borrowings	—	—	29,000
Repayment of Federal Home Loan Bank borrowings	—	(29,000)	(4,000)
Issuance of common stock	138,493	—	—
Repurchase of common stock	—	(907)	—
Cash dividends paid	(224,956)	(42,621)	(57,069)
Net cash used in financing activities	(107,340)	(123,886)	(54,831)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,092	21,196	(73,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	186,879	165,683	238,741
CASH AND CASH EQUIVALENTS AT END OF YEAR	$283,971	$186,879	$165,683

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$10,010	$7,826	$6,648
Cash paid for income taxes	$880	$851	$892

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$2,520	$2,518	$10,212
Sales of foreclosed assets through loan origination	$2,046	$1,220	$150
Transfers of bank premises and equipment to bank premises held for sale	$—	$—	$2,319

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HBT Financial, Inc. (Company), formerly known as Heartland Bancorp, Inc. until the Company name was changed on September 13, 2019, provides a full range of banking services to individual and corporate customers through its subsidiary banks. The Company is subject to competition from other financial and nonfinancial institutions providing financial services in its customer service area which is primarily rural communities located in central and northeastern Illinois and parts of the Chicagoland area. Additionally, the Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and reporting practices applicable to the banking industry. Significant accounting policies are summarized below.

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

Initial Public Offering

On September 13, 2019, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC). The Registration Statement was declared effective by the SEC on October 10, 2019. The Company issued and sold 9,429,794 shares of common stock at a price of $16 per share pursuant to that Registration Statement. Total proceeds received by the Company, net of offering costs, were $138,493,000. The proceeds were used to fund a $170 million special dividend, or $9.43 per share, to stockholders of record prior to the initial public offering.

The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act). Under the JOBS Act, emerging growth companies may also elect to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards and, therefore, the Company will not be subject to the same new or revised accounting standards as other public companies.

Basis of Consolidation

The consolidated financial statements of HBT Financial, Inc. include the accounts of the Company and its wholly owned bank subsidiaries, Heartland Bank and Trust Company (Heartland Bank) and State Bank of Lincoln. Heartland Bank and State Bank of Lincoln are collectively referred to as “the Banks”.

The Company also has five wholly owned subsidiaries, Heartland Bancorp, Inc. Capital Trust B, Heartland Bancorp, Inc. Capital Trust C, Heartland Bancorp, Inc. Capital Trust D, FFBI Capital Trust I, and National Bancorp Statutory Trust I, which are not consolidated, in accordance with GAAP, as more fully described in Note 12.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Pro Forma Income Statement Information

Effective October 11, 2019, the Company revoked its S Corporation status and became a taxable entity (C Corporation). As such any periods prior to October 11, 2019 will only reflect state replacement taxes.

The unaudited pro forma C Corp equivalent income tax expense information gives effect to the income tax expense had the Company been a C Corporation during the years ended December 31, 2019, 2018, and 2017. The unaudited pro forma C Corp equivalent net income information, therefore, includes an adjustment for income tax expense as if the Company had been a C Corporation during the years ended December 31, 2019, 2018, and 2017.

The unaudited pro forma basic and diluted earnings per share information is computed using the unaudited pro forma C Corp equivalent net income and weighted average shares of common stock outstanding. There were no dilutive instruments outstanding during the years ended December 31, 2019, 2018, and 2017, therefore, the unaudited pro forma C Corp equivalent basic and diluted earnings per share amounts are the same.

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

Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and income taxes.

Business and Significant Concentrations of Credit Risk

The Company provides several types of loans to individuals and businesses primarily located in their customer service areas. Real estate and commercial loans are principal areas of concentration. The Company also strives to meet the borrowing needs of the consumers in its market areas. Extension of credit is generally limited to the primary trade areas of the Company. Primary deposit products of the Banks are noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts, and term certificate of deposit accounts.

Cash and Cash Equivalents

For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and amounts due from banks, all of which have an original maturity within 90 days or less. Cash flows from loans and deposits are reported net.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest-Bearing Time Deposits with Banks

Interest-bearing time deposits with banks are carried at cost.

Debt Securities

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses on securities available-for-sale are included in noninterest income when applicable and reported as a reclassification adjustment in other comprehensive income (loss). Gains and losses on sales of securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Any transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the period to maturity. There were no such transfers in 2019, 2018 and 2017.

Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The Company monitors the investment security portfolio for impairment on an individual security basis and has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves analyzing the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near-term prospects of the issuer, expected cash flows, and the intent of the Company to not sell the security or whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery. A decline in value due to a credit event that is considered other-than-temporary is recorded as a loss in noninterest income.

Equity Securities

Equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in gains (losses) on securities on the statements of income.

The Company has elected to measure its equity securities with no readily determinable fair values at their cost minus impairment, if any, plus or minus charges resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Restricted Stock

Restricted stock, consisting of Federal Home Loan Bank of Chicago (FHLB) stock, is carried at cost and evaluated for impairment. The Company’s investment in FHLB stock amounted to $2,425,000 and $2,719,000 as of December 31, 2019 and 2018, respectively.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by fair value allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses, deferred loan fees or costs on originated loans, and unamortized premiums or discounts on acquired loans.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income if it was accrued during the current year and charged-off against the allowance for loan losses if accrued in a prior year. Amortization of related deferred loan fees or costs is also suspended at this time. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

As of December 31, 2019 and 2018, loans to directors, executive officers, principal shareholders and their affiliated entities (related parties) amounted to $4,162,000 and $830,000, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans with persons not related to us.

Allowance for Loan Losses

The allowance for loan losses (allowance) is an estimate of loan losses inherent in the Company’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance. Loan losses are charged off against the allowance when the Company determines the loan balance to be uncollectible. Cash received on previously charged off amounts is recorded as a recovery to the allowance.

The allowance consists of two primary components, general reserves and specific reserves related to impaired loans. The general component covers non-impaired loans and is based on historical losses adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 16‑quarter period. This actual loss experience is adjusted for qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These qualitative factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company generally measures impairment based on the fair value of the collateral, but also may use the present value of expected future cash flows discounted at the original contractual interest rate, when practical.

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt.

In general, if the Company grants a TDR that involves either the absence of principal amortization or a material extension of an existing loan amortization period in excess of our underwriting standards, the loan will be placed on nonaccrual status. However, if a TDR is well secured by an abundance of collateral and the collectability of both interest and principal is probable, the loan may remain on accrual status. A nonaccrual TDR in full compliance with the payment requirements specified in the loan modification for at least six months may return to accrual status, if the collectability of both principal and interest is probable. All TDRs are individually evaluated for impairment.

The Company assigns a risk rating to all loans and periodically performs detailed internal reviews of all such loans that are part of relationships with over $500,000 in total exposure to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to review by the Company’s regulators, external loan review, and internal loan review. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate and the fair values of collateral securing the loans. The risk rating is reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan. These credit quality indicators are used to assign a risk rating to each individual loan. Risk ratings are grouped into four major categories, defined as follows:

Pass: A Pass loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.

Watch: A Watch loan is not a classified asset, but reflects a borrower that exhibits credit weaknesses or downward trends warranting close attention and increased monitoring. These potential weaknesses may result in deterioration of the repayment prospects for the loan. No loss of principal or interest is expected, and the borrower does not pose sufficient risk to warrant classification.

Substandard: A Substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans classified as Substandard have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized as probable that the borrower will not pay principal and interest in accordance with the contractual terms.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Doubtful: A Doubtful loan has all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The Company maintains a separate general valuation allowance for each portfolio segment. These portfolio segments include commercial and industrial, agricultural and farmland, commercial real estate – owner occupied, commercial real estate – non-owner occupied, multi-family, construction and land development, one-to-four family residential, and municipal, consumer and other, with risk characteristics described as follows:

Commercial and Industrial: Consists of loans typically granted for working capital, asset acquisition and other business purposes. These loans are underwritten primarily based on the borrower’s cash flow with most loans secondarily supported by collateral. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory, and equipment, and are typically supported by personal guarantees of the owners. Cash flows and collateral values may fluctuate based on general economic conditions, specific industry conditions and specific borrower circumstances.

Agricultural and Farmland: Consists of loans typically secured by farmland, agricultural operating assets, or a combination of both, and are generally underwritten to existing cash flows of operating agricultural businesses. Debt repayment is provided by business cash flows. Economic trends influenced by unemployment rates and other key economic indicators are not closely correlated to the credit quality of agricultural and farmland loans. The credit quality of these loans is most correlated to changes in prices of corn and soybeans and, to a lesser extent, weather, which has been partially mitigated by federal crop insurance programs.

Commercial Real Estate - Owner Occupied: Consists of loans secured by commercial real estate that is both owned and occupied by the same or a related borrower. These loans are primarily underwritten based on the cash flow of the business occupying the property. As with commercial and industrial loans, cash flows and collateral values may fluctuate based on general economic conditions, specific industry conditions, and specific borrower circumstances.

Commercial Real Estate - Non-owner Occupied: Consists of loans secured by commercial real estate for which the primary source of repayment is the sale or rental cash flows from the underlying collateral. Commercial real estate – non-owner occupied are underwritten based primarily on the historic or projected cash flow from the underlying collateral. Adverse economic developments or an overbuilt market typically impact commercial real estate projects. Trends in rental and vacancy rates of commercial properties impact the credit quality of these loans.

Multi-family: Consists of loans secured by five or more unit apartment buildings. Multi-family loans may be affected by demographic and population trends, unemployment or underemployment, and deteriorating market values of real estate.

Construction and Land Development: Consists of loans for speculative and pre-sold construction projects for developers intending to either sell upon completion or hold for long term investment, as well as construction of projects to be owner occupied. In addition, loans in this segment generally possess a higher inherent risk of loss than other portfolio segments due to risk of non-completion, changes in budgeted costs, and changes in market forces during the term of the construction period.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One-to-four Family Residential: Consists of loans secured by one-to-four family residences, including both first and junior lien mortgage loans for owner occupied and non-owner occupied properties and home equity lines of credit. The degree of risk in residential mortgage lending depends on the local economy, including the local real estate market and unemployment rates.

Municipal, Consumer and Other: Loans to municipalities are primarily federally tax-exempt. Consumer loans include loans to individuals for consumer purposes and typically consist of small balance loans. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of the consumer loans. Loans to other financial institutions, as well as leases, are also included.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s regulators review the adequacy of the allowance and may require additions to the allowance based on their judgment about information available at the time of their examinations.

Loans Acquired with Deteriorated Credit Quality

Loans acquired that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Loans are evaluated by management at the time of purchase to determine if there is evidence of deterioration in credit quality since origination. Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable yield with a positive impact on interest income on a prospective basis. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Banks have entered into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Goodwill represents the excess of the original cost over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead is subject to an annual impairment evaluation. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2019 and 2018, the Company’s evaluations of goodwill indicated that goodwill was not impaired. Other identifiable intangible assets consist of core deposit intangible assets with definite useful lives which are being amortized using straight-line and accelerated methods over 10 years. The Company will periodically review the status of core deposit intangible assets for any events or circumstances which may change the recoverability of the underlying basis.

Loan Servicing

The Company periodically sells mortgage loans on the secondary market with servicing retained. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Mortgage servicing rights are carried at fair value on the consolidated balance sheets and changes in fair value are recorded in mortgage servicing rights fair value adjustment on the consolidated statements of income.

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the individual assets using straight-line and accelerated methods.

Bank Premises Held for Sale

Bank premises held for sale is carried at the lower of cost or fair value less estimated costs to sell. The bank premises are not depreciated while classified as held for sale.

During the year ended December 31, 2017, the Company closed certain branch locations. As of December 31, 2019 and 2018, the related branch buildings classified as held for sale totaled $121,000 and $749,000, respectively. During the years ended December 31, 2019, 2018, and 2017, there were impairment losses of $37,000, $52,000, and $1,936,000, respectively, included in gains (losses) on other assets on the consolidated statements of income.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FDIC Indemnification Asset and True-up Liability

As a part of the Bank of Illinois (BOI) acquisition in 2010 and the Western Springs National Bank and Trust (WSNBT) acquisition in 2011, the Bank entered into loss-sharing agreements with the FDIC covering realized losses on loans and foreclosed assets. The BOI agreement included single family residential and non-single family residential loss-share agreements, while the WSNBT agreement only included a non-single family residential loss-share agreement. The single-family loss-share agreement had an original term of ten years and the non-single family residential loss-share agreement had an original term of eight years. The loss-sharing assets were measured separately from the loan portfolio because they were not contractually embedded in the loans and were not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition date were estimated based on projected cash flows for loss-sharing reimbursements and based on the credit adjustments estimated for each loan pool and the loss-sharing percentages. The loss-sharing assets were also separately measured from the related foreclosed real estate. Although these assets were contractual receivables from the FDIC, there were no contractual interest rates.

On October 27, 2017, the loss-sharing agreements with the FDIC were terminated. As part of the termination agreement, the Company paid cash of $4,929,000 to the FDIC and also incurred a write-down of $459,000 which represented the remaining carrying value of the FDIC indemnification asset.

Wealth Management Assets and Fees

Assets of the wealth management department of the Banks are not included in the consolidated balance sheets as they are not assets of the Company or Banks. Fee income generated from wealth management services is recorded in the consolidated statements of income as a source of noninterest income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Any write-down based on the fair value of the asset at the date of acquisition is charged to the allowance for loan losses. If the fair value of the asset less estimated cost to sell exceeds the recorded investment in the loan at the date of foreclosure, the increase in value is charged to current year operations unless there has been a prior charge-off, in which case a recovery to the allowance for loan losses is recorded. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Write-downs of foreclosed assets subsequent to foreclosure are charged to current year operations as are gains and losses from sale of foreclosed assets, as well as expenses to maintain and hold foreclosed assets.

Employee Benefit Plans

The Company sponsors a profit sharing plan under which the Company may contribute, at the discretion of the Board of Directors, a discretionary amount to all participating employees for the plan year. Participating employees are those employees in service on the valuation date who were employed on the last day of the plan year then ended, were on leave of absence on the last day of the plan year then ended, or any participant whose service was terminated during the plan year then ended due to retirement, disability, or death. A 401(k) feature also allows the Bank to make discretionary matching contributions in an amount up to 5% of compensation contributed by employees.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Executive Retirement Plan

Heartland Bank has a supplemental executive retirement plan (SERP) that provides retirement incentives for certain executive employees. The liabilities for these awards are included in other liabilities in the consolidated balance sheets. This is an unfunded plan. In June 2019, the Company approved termination of the SERP agreements, and each participant will receive a lump sum payment equal to the present value of any remaining installment payments, payable in June 2020.

Stock Based Compensation

The Company recognizes compensation cost over the requisite service period, if any, which is generally defined as the vesting period. For awards classified as equity, compensation cost is based on the fair value of the awards on the grant date. For awards classified as liabilities, compensation cost also includes subsequent remeasurements of the fair value of the awards until the award is settled. The Company’s policy is to recognize forfeitures as they occur.

Transfers of Financial Assets and Participating Interests

Transfers of an entire financial asset or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of transfer, it must represent a proportionate (pro rata) ownership interest in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Through October 10, 2019, the Company, with the consent of its then current stockholders, elected to be taxed under sections of federal and state income tax law as an "S Corporation" which provides that, in lieu of Company income taxes, except for state replacement taxes, the stockholders separately account for their pro rata shares of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes, other than state replacement taxes, have been recognized in the accompanying consolidated financial statements. No provision has been made for any amounts which may be advanced or paid as dividends to the stockholders to assist them in paying their personal taxes on the income from the Company.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect state replacement taxes. In connection with the conversion of tax status, the Company recognized a deferred tax asset of approximately $0.5 million and an income tax benefit of approximately $0.5 million.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

With regard to uncertain tax matters, the Company recognizes in the consolidated financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. Management has analyzed the tax positions taken by the Company and concluded as of December 31, 2019 and 2018, there are no uncertain tax positions taken or expected to be taken that require recognition of a liability or disclosure in the consolidated financial statements. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to federal or state income tax examinations for years prior to 2016.

Derivative Financial Instruments

As part of the Company’s asset/liability management, the Company uses interest rate swaps (swaps) to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities, or pools of assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability "cash flow" hedge. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company discontinues hedge accounting prospectively when (a) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (b) the derivative expires or is sold, terminated, or exercised; (c) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (d) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the consolidated balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale and interest rate swap agreements designated as cash flow hedges, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

Fair Value Measurements

The Company categorizes its assets and liabilities measured at fair value into a three-level hierarchy based on the priority of the inputs to the valuation technique used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used in the determination of the fair value measurement fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. Assets and liabilities valued at fair value are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

Level 2 - Inputs that are significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Inputs that are unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing as asset or liability.

Subsequent to initial recognition, the Company may re-measure the carrying value of assets and liabilities measured on a nonrecurring basis to fair value. Adjustments to fair value usually result when certain assets are impaired. Such assets are written down from their carrying amounts to their fair value.

Accounting standards allow entities the irrevocable option to elect to measure certain financial instruments and other items at fair value for the initial and subsequent measurement on an instrument-by-instrument basis. The Company adopted the policy and has not elected to measure any existing financial instruments at fair value, except for mortgage servicing rights; however, it may elect to measure newly acquired financial instruments at fair value in the future.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from Contracts with Customers

ASC Topic 606, Revenue from Contracts with Customers, requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve this, the Company takes the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the Company satisfies a performance obligation. The non-interest revenue streams that are considered to be in the scope of this new guidance are discussed below.

Card income: Consists of debit and credit card interchange fees. For debit and credit card transactions, the Company considers the merchant as the customer for interchange revenue with the performance obligation being satisfied when the cardholder purchases goods or services from the merchant. Interchange revenue is recognized as the services are provided. Payment is typically received daily.

Service charges on deposit accounts: Consists of deposit related fees such as account analysis fees, monthly service fees, and other related fees. The Company’s performance obligation is ongoing and either party may cancel at any time. These fees are generally recognized as the services are rendered on a monthly basis. Payment is typically received monthly.

Wealth management fees: Consists of revenue from the management and advisement of client assets and trust administration. The Company’s performance obligation is generally satisfied over time, and the fees are recognized monthly. Payment is typically received quarterly or annually.

Title insurance activity: Consists of fees related to real estate sale closings, title search fees, and title insurance premiums with First Community Title Services, Inc. acting as an agent. The Company’s performance obligations are generally satisfied and payment is typically received at the time a real estate transaction is finalized.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding during the year. There were no dilutive instruments outstanding during 2019, 2018, and 2017 therefore, diluted earnings per share is the same as basic earnings per share.

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

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since December 2019, a strain of coronavirus (“COVID-19”) has spread globally including in the areas in which the Company and its customers operate. The COVID-19 pandemic has caused disruption of regional and global economic activity, emergency actions by the Federal Reserve and other U.S. governmental authorities, significant declines in interest rates and equity market valuations, heightened volatility in the financial markets, the shutdown of countries’ borders and directives for residents within the Company’s primary market area to stay at home or in their place of residence and for certain business to suspend some or all of their business activities. These actions have affected our operations and are expected to impact our financial results in 2020. As of the date of this filing, we anticipate that we will take actions to support our customers in a manner consistent with current guidance provided by Federal banking regulatory authorities. Future developments with respect to COVID-19 are highly uncertain and cannot be predicted and new information may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. The extent to which the COVID-19 outbreak will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the outbreak and additional actions taken by governmental authorities to contain the financial and economic impact of the COVID-19 outbreak. Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect us in the future.

Recent Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842). Under the new guidance in this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee`s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. On January 1, 2019, the Company adopted this standard without a material impact on the Company’s results of operations or financial condition. See Note 20 for future minimum lease payments.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016‑13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016‑13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016‑13 is effective for years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the ASU, a company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

NOTE 2 – RESTRICTED CASH AND DUE FROM BANKS

The Federal Reserve Bank required the Banks to maintain balances on reserve of approximately $23,100,000 and $22,037,000 as of December 31, 2019 and 2018, respectively.

NOTE 3 – SECURITIES

The carrying balances of the securities were as follows:

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Securities available-for-sale	$592,404	$679,526
Securities held-to-maturity	88,477	121,715
Equity securities:
Readily determinable fair value	3,241	3,081
No readily determinable fair value	1,148	180
Total securities	$685,270	$804,502

The Company has elected to measure the equity securities with no readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. During the year ended December 31, 2019, the Company recognized losses of $165,000 on equity securities with no readily determinable fair value based on observable price changes of an identical investment.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available-for-sale, with gross unrealized gains and losses, are as follows:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$49,113	$529	$(27)	$49,615
Municipal	131,241	2,503	(6)	133,738
Mortgage-backed:
Agency residential	198,184	2,780	(286)	200,678
Agency commercial	133,730	1,516	(292)	134,954
Corporate	72,239	1,180	—	73,419
Total	$584,507	$8,508	$(611)	$592,404

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$46,977	$250	$(361)	$46,866
Municipal	161,957	761	(1,268)	161,450
Mortgage-backed:
Agency residential	235,903	788	(2,388)	234,303
Agency commercial	151,878	285	(2,082)	150,081
Private-label	254	2	—	256
Corporate	87,118	207	(755)	86,570
Total	$684,087	$2,293	$(6,854)	$679,526

The amortized cost and fair value of securities held-to-maturity, with gross unrealized gains and losses, are as follows:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:	(dollars in thousands)
Municipal	$45,239	$1,340	$—	$46,579
Mortgage-backed:
Agency residential	19,072	161	(170)	19,063
Agency commercial	24,166	775	(54)	24,887
Total	$88,477	$2,276	$(224)	$90,529

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:	(dollars in thousands)
Municipal	$73,176	$1,149	$(42)	$74,283
Mortgage-backed:
Agency residential	23,192	—	(998)	22,194
Agency commercial	25,347	177	(495)	25,029
Total	$121,715	$1,326	$(1,535)	$121,506

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, the Banks had securities with a carrying value of $284,895,000 and $291,404,000, respectively, which were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 51% of the obligations of local municipalities portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2019. Approximately 88% of such securities were general obligation issues as of December 31, 2019.

The amortized cost and fair value of securities available-for-sale and securities held-to-maturity, as of December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Due in 1 year or less	$49,357	$49,527	$752	$758
Due after 1 year through 5 years	115,487	117,484	31,309	32,238
Due after 5 years through 10 years	81,515	83,392	11,504	11,799
Due after 10 years	6,234	6,369	1,674	1,784

Mortgage-backed:
Agency residential	198,184	200,678	19,072	19,063
Agency commercial	133,730	134,954	24,166	24,887
Total	$584,507	$592,404	$88,477	$90,529

Sales of securities available-for-sale were as follows during the years ended December 31:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Proceeds from sales	$—	104,303	$51,500
Gross realized gains	—	281	—
Gross realized losses	—	(2,822)	(1,275)

Gains (losses) on securities were as follows during the years ended December 31:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Net realized losses on sales	$—	(2,541)	$(1,275)
Net unrealized gains (losses) on equities:
Readily determinable fair value	160	(122)	—
No readily determinable fair value	(165)	—	—
Gains (losses) on securities	$(5)	(2,663)	$(1,275)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2019	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$(26)	$18,865	$(1)	$1,998	$(27)	$20,863
Municipal	(6)	894	—	—	(6)	894
Mortgage-backed:
Agency residential	(108)	25,563	(178)	27,296	(286)	52,859
Agency commercial	(100)	20,056	(192)	15,704	(292)	35,760
Total	$(240)	$65,378	$(371)	$44,998	$(611)	$110,376

Held-to-maturity:
Mortgage-backed:
Agency residential	$(30)	$2,516	$(140)	$9,002	$(170)	$11,518
Agency commercial	(47)	7,016	(7)	599	(54)	7,615
Total	$(77)	$9,532	$(147)	$9,601	$(224)	$19,133

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2018	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$(302)	$19,079	$(59)	$7,938	$(361)	$27,017
Municipal	(230)	31,034	(1,038)	59,702	(1,268)	90,736
Mortgage-backed:
Agency residential	(299)	40,864	(2,089)	99,967	(2,388)	140,831
Agency commercial	(262)	35,462	(1,820)	81,899	(2,082)	117,361
Corporate	(263)	20,734	(492)	39,054	(755)	59,788
Total	$(1,356)	$147,173	$(5,498)	$288,560	$(6,854)	$435,733

Held-to-maturity:
Municipal	$(32)	$4,166	$(10)	$1,856	$(42)	$6,022
Mortgage-backed:
Agency residential	(59)	4,046	(939)	17,564	(998)	21,610
Agency commercial	(67)	8,910	(428)	10,413	(495)	19,323
Total	$(158)	$17,122	$(1,377)	$29,833	$(1,535)	$46,955

As of December 31, 2019, there were 59 securities in an unrealized loss position for a period of twelve months or more, and 35 securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in interest rates in the bond market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these securities are deemed to be temporary.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans as of December 31, 2019 and 2018 are summarized as follows:

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Commercial and industrial	$307,175	$360,501
Agricultural and farmland	207,776	209,875
Commercial real estate - owner occupied	231,162	255,074
Commercial real estate - non-owner occupied	579,757	533,910
Multi-family	179,073	135,925
Construction and land development	224,887	237,275
One-to-four family residential	313,580	313,108
Municipal, consumer, and other	120,416	98,589
Loans, before allowance for loan losses	2,163,826	2,144,257
Allowance for loan losses	(22,299)	(20,509)
Loans, net of allowance for loan losses	$2,141,527	$2,123,748

The following tables detail activity in the allowance for loan losses for the years ended December 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total
Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2016	$4,870	$3,455	$1,622	$2,701	$1,282	$1,983	$2,720	$1,075	$19,708
Provision for loan losses	2,133	(1,067)	(118)	(243)	(132)	1,474	376	716	3,139
Charge-offs	(1,780)	(3)	(32)	(940)	(153)	(503)	(787)	(818)	(5,016)
Recoveries	188	—	38	958	—	27	414	309	1,934
Balance, December 31, 2017	5,411	2,385	1,510	2,476	997	2,981	2,723	1,282	19,765
Provision for loan losses	(532)	265	3,294	264	109	993	984	320	5,697
Charge-offs	(1,446)	—	(2,352)	(237)	(194)	(58)	(1,415)	(783)	(6,485)
Recoveries	315	—	54	141	—	260	490	272	1,532
Balance, December 31, 2018	3,748	2,650	2,506	2,644	912	4,176	2,782	1,091	20,509
Provision for loan losses	1,139	146	(376)	1,110	153	(1,640)	513	2,359	3,404
Charge-offs	(886)	(30)	(407)	(111)	(41)	(9)	(1,105)	(684)	(3,273)
Recoveries	440	—	56	20	—	450	350	343	1,659
Balance, December 31, 2019	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investments in loans and the allowance for loan losses by category as of December 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total
Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$294,006	$192,722	$211,744	$561,277	$176,273	$217,708	$291,624	$106,448	$2,051,802
Individually evaluated for impairment	10,733	13,966	10,927	3,398	1,324	3,782	11,349	13,872	69,351
Acquired with deteriorated credit quality	2,436	1,088	8,491	15,082	1,476	3,397	10,607	96	42,673
Total	$307,175	$207,776	$231,162	$579,757	$179,073	$224,887	$313,580	$120,416	$2,163,826

Allowance for loan losses:
Collectively evaluated for impairment	$1,926	$2,576	$1,486	$3,591	$1,019	$2,283	$1,684	$931	$15,496
Individually evaluated for impairment	2,170	105	270	70	—	567	822	2,176	6,180
Acquired with deteriorated credit quality	345	85	23	2	5	127	34	2	623
Total	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2018	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total
Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$350,435	$197,414	$226,068	$504,368	$132,379	$229,626	$287,173	$98,059	$2,025,522
Individually evaluated for impairment	7,488	11,295	19,202	7,820	1,678	3,331	12,837	416	64,067
Acquired with deteriorated credit quality	2,578	1,166	9,804	21,722	1,868	4,318	13,098	114	54,668
Total	$360,501	$209,875	$255,074	$533,910	$135,925	$237,275	$313,108	$98,589	$2,144,257

Allowance for loan losses:
Collectively evaluated for impairment	$2,188	$2,611	$1,423	$2,566	$640	$2,024	$1,464	$1,024	$13,940
Individually evaluated for impairment	1,554	39	1,066	73	267	1,714	1,265	67	6,045
Acquired with deteriorated credit quality	6	—	17	5	5	438	53	—	524
Total	$3,748	$2,650	$2,506	$2,644	$912	$4,176	$2,782	$1,091	$20,509

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loans individually evaluated for impairment by category of loans as of December 31:

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
December 31, 2019	Balance	Investment	Allowance	Investment	Recognized
With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$4,292	$4,292	$2,170	$5,275	$152
Agricultural and farmland	590	590	105	464	12
Commercial real estate - owner occupied	830	830	270	874	43
Commercial real estate - non-owner occupied	99	99	70	101	7
Multi-family	—	—	—	—	—
Construction and land development	3,679	3,679	567	3,988	171
One-to-four family residential	3,401	3,390	822	3,414	79
Municipal, consumer, and other	9,138	9,111	2,176	9,284	396
Total	$22,029	$21,991	$6,180	$23,400	$860

With no related allowance:
Commercial and industrial	$6,438	$6,441	$—	$6,744	$206
Agricultural and farmland	13,369	13,376	—	14,826	824
Commercial real estate - owner occupied	10,089	10,097	—	10,190	483
Commercial real estate - non-owner occupied	3,297	3,299	—	3,465	131
Multi-family	1,328	1,324	—	1,344	9
Construction and land development	104	103	—	107	4
One-to-four family residential	7,986	7,959	—	8,360	240
Municipal, consumer, and other	4,775	4,761	—	4,874	104
Total	$47,386	$47,360	$—	$49,910	$2,001

Total:
Commercial and industrial	$10,730	$10,733	$2,170	$12,019	$358
Agricultural and farmland	13,959	13,966	105	15,290	836
Commercial real estate - owner occupied	10,919	10,927	270	11,064	526
Commercial real estate - non-owner occupied	3,396	3,398	70	3,566	138
Multi-family	1,328	1,324	—	1,344	9
Construction and land development	3,783	3,782	567	4,095	175
One-to-four family residential	11,387	11,349	822	11,774	319
Municipal, consumer, and other	13,913	13,872	2,176	14,158	500
Total	$69,415	$69,351	$6,180	$73,310	$2,861

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
December 31, 2018	Balance	Investment	Allowance	Investment	Recognized
With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,833	$2,833	$1,554	$4,274	$106
Agricultural and farmland	406	406	39	566	16
Commercial real estate - owner occupied	2,323	2,322	1,066	3,574	67
Commercial real estate - non-owner occupied	103	103	73	640	7
Multi-family	1,362	1,362	267	1,472	66
Construction and land development	3,136	3,135	1,714	2,593	161
One-to-four family residential	3,022	3,008	1,265	3,377	82
Municipal, consumer, and other	230	231	67	302	5
Total	$13,415	$13,400	$6,045	$16,798	$510

With no related allowance:
Commercial and industrial	$4,651	$4,655	$—	$5,093	$59
Agricultural and farmland	10,888	10,889	—	8,815	526
Commercial real estate - owner occupied	16,891	16,880	—	12,217	384
Commercial real estate - non-owner occupied	7,715	7,717	—	7,110	147
Multi-family	316	316	—	355	17
Construction and land development	198	196	—	528	3
One-to-four family residential	9,874	9,829	—	10,706	168
Municipal, consumer, and other	184	185	—	297	5
Total	$50,717	$50,667	$—	$45,121	$1,309

Total:
Commercial and industrial	$7,484	$7,488	$1,554	$9,367	$165
Agricultural and farmland	11,294	11,295	39	9,381	542
Commercial real estate - owner occupied	19,214	19,202	1,066	15,791	451
Commercial real estate - non-owner occupied	7,818	7,820	73	7,750	154
Multi-family	1,678	1,678	267	1,827	83
Construction and land development	3,334	3,331	1,714	3,121	164
One-to-four family residential	12,896	12,837	1,265	14,083	250
Municipal, consumer, and other	414	416	67	599	10
Total	$64,132	$64,067	$6,045	$61,919	$1,819

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investment in loans by category based on current payment and accrual status as of December 31:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2019	Current	Past Due	Past Due	Nonaccrual	Loans
	(dollars in thousands)
Commercial and industrial	$301,975	$558	$—	$4,642	$307,175
Agricultural and farmland	201,519	—	—	6,257	207,776
Commercial real estate - owner occupied	228,218	941	—	2,003	231,162
Commercial real estate - non-owner occupied	579,626	131	—	—	579,757
Multi-family	177,696	—	—	1,377	179,073
Construction and land development	224,716	140	—	31	224,887
One-to-four family residential	307,712	1,329	75	4,464	313,580
Municipal, consumer, and other	119,898	247	26	245	120,416
Total	$2,141,360	$3,346	$101	$19,019	$2,163,826

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2018	Current	Past Due	Past Due	Nonaccrual	Loans
	(dollars in thousands)
Commercial and industrial	$356,481	$122	$1,747	$2,151	$360,501
Agricultural and farmland	207,791	108	—	1,976	209,875
Commercial real estate - owner occupied	249,698	538	184	4,654	255,074
Commercial real estate - non-owner occupied	532,241	1,058	—	611	533,910
Multi-family	134,368	1,361	196	—	135,925
Construction and land development	236,798	82	—	395	237,275
One-to-four family residential	304,439	2,154	600	5,915	313,108
Municipal, consumer, and other	97,998	380	37	174	98,589
Total	$2,119,814	$5,803	$2,764	$15,876	$2,144,257

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present total loans by category based on their assigned risk ratings determined by management as of December 31:

December 31, 2019	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

December 31, 2018	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$315,815	$35,176	$9,510	$—	$360,501
Agricultural and farmland	185,598	12,116	12,161	—	209,875
Commercial real estate - owner occupied	217,017	17,845	20,212	—	255,074
Commercial real estate - non-owner occupied	486,859	39,231	7,820	—	533,910
Multi-family	131,583	2,468	1,874	—	135,925
Construction and land development	227,775	5,663	3,837	—	237,275
One-to-four family residential	282,704	14,599	15,805	—	313,108
Municipal, consumer, and other	97,668	497	424	—	98,589
Total	$1,945,019	$127,595	$71,643	$—	$2,144,257

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial effect of troubled debt restructurings for the years ended December 31:

				Charge-offs
		Recorded Investment		and Specific
Year Ended December 31, 2019	Number	Pre-Modification	Post-Modification	Reserves
	(dollars in thousands)
Commercial and industrial	3	$516	$516	$—
Agricultural and farmland	2	392	392	—
Commercial real estate - owner occupied	1	170	170	—
One-to-four family residential	1	21	21	—
Total	7	$1,099	$1,099	$—

				Charge-offs
		Recorded Investment		and Specific
Year Ended December 31, 2018	Number	Pre-Modification	Post-Modification	Reserves
	(dollars in thousands)
Commercial and industrial	2	$296	$296	$157
Agricultural and farmland	1	171	171	—
Commercial real estate - owner occupied	2	5,173	5,189	47
One-to-four family residential	4	1,230	1,255	480
Total	9	$6,870	$6,911	$684

				Charge-offs
		Recorded Investment		and Specific
Year Ended December 31, 2017	Number	Pre-Modification	Post-Modification	Reserves
	(dollars in thousands)
Commercial and industrial	4	$659	$659	$165
Commercial real estate - owner occupied	4	613	613	—
Commercial real estate - non-owner occupied	4	2,954	2,281	674
One-to-four family residential	4	350	350	52
Total	16	$4,576	$3,903	$891

During the years ended December 31, 2019, 2018, and 2017, all troubled debt restructurings were the result of a payment concession.

The following table presents the recorded investment of troubled debt restructurings which had subsequent payment defaults within 12 months following the modification as of December 31:

	December 31,	December 31,	December 31,
	2019	2018	2017
	(dollars in thousands)
Commercial and industrial	$—	$47	$—
Agricultural and farmland	98	166	—
Commercial real estate - owner occupied	—	172	—
One-to-four family residential	—	542	—
Total	$98	$927	$—

For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, the Company had $9,315,000 and $13,362,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows for the years ended December 31:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Beginning balance	$2,101	$2,723	$3,647
Reclassification from non-accretable difference	822	2,092	4,061
Accretion income	(1,261)	(2,714)	(4,985)
Ending balance	$1,662	$2,101	$2,723

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, not included in the accompanying consolidated balance sheets, amounted to $1,152,535,000 and $1,229,953,000 as of December 31, 2019 and 2018, respectively. Activity in mortgage servicing rights is as follows for years ended December 31:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Beginning balance	$10,918	$10,289	$10,604
Capitalized servicing rights	1,018	885	1,049
Fair value adjustment	(3,418)	(256)	(1,364)
Ending balance	$8,518	$10,918	$10,289

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation as of December 31 as follows:

	2019	2018
	(dollars in thousands)
Land, buildings, and improvements	$75,878	$75,168
Furniture, fixtures, and equipment	21,200	20,265
	97,078	95,433
Less accumulated depreciation	43,091	40,697
Total bank premises and equipment, net	$53,987	$54,736

Depreciation expense by category for the years ended December 31 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Buildings and improvements	$1,813	$2,107	$1,908
Furniture, fixtures, and equipment	896	1,112	1,384
Total depreciation expense	$2,709	$3,219	$3,292

NOTE 7 – FORECLOSED ASSETS

Foreclosed assets activity is as follows for the years ended December 31:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Beginning balance	$9,559	$16,545	$16,224
Transfers from loans	2,520	2,518	10,212
Capitalized improvements	41	—	—
Proceeds from sales	(5,460)	(6,851)	(9,049)
Sales through loan origination	(2,046)	(1,220)	(150)
Net gain (loss) on sales	1,048	(268)	1,727
Direct write-downs	(563)	(1,165)	(2,419)
Ending balance	$5,099	$9,559	$16,545

Gains (losses) on foreclosed assets includes the following for the years ended December 31:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Direct write-downs	$(563)	$(1,165)	$(2,419)
Net gain (loss) on sales	1,048	(268)	1,727
Guarantee reimbursements	80	—	—
Gain on settlement	375	—	—
Gain on foreclosure	—	96	974
Gains (losses) on foreclosed assets	$940	$(1,337)	$282

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of foreclosed one-to-four family residential real estate property as of December 31, 2019 and 2018, was $1,037,000 and $2,558,000, respectively. As of December 31, 2019, there were 10 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $588,000. As of December 31, 2018, there were 14 residential real estate loans in the process of foreclosure totaling approximately $1,097,000.

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

Core deposit intangible assets as of December 31 are as follows:

	2019	2018
	(dollars in thousands)
Gross carrying amount	$21,718	$21,718
Accumulated amortization	(17,688)	(16,265)
Core deposit intangible assets, net	$4,030	$5,453

Amortization of core deposit intangible assets for the years subsequent to December 31, 2019 is expected to be as follows (dollars in thousands):

Year ended December 31,
2020	$1,232
2021	1,047
2022	852
2023	330
2024	316
Thereafter	253
Total	$4,030

NOTE 9 – DEPOSITS

The Company’s interest-bearing deposits are summarized below as December 31:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Interest-bearing demand	$814,639	$856,919
Money market	477,765	427,730
Savings	438,927	421,698
Time	356,408	424,747
Total interest-bearing deposits	$2,087,739	$2,131,094

Money market deposits include $14,309,000 and $20,512,000 of reciprocal transaction deposits as of December 31, 2019 and 2018, respectively. Time deposits include $3,538,000 and $4,895,000 of reciprocal time deposits as of December 31, 2019 and 2018, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $44,754,000 and $36,875,000 as of December 31, 2019 and 2018, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $130,293,000 and $153,717,000 as of December 31, 2019 and 2018, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019, the scheduled maturities of time deposits are as follows (dollars in thousands):

Year ended December 31,
2020	$257,937
2021	58,929
2022	23,423
2023	8,926
2024	7,023
Thereafter	170
Total	$356,408

Deposits of related parties amounted to $11,949,000 and $12,717,000 as of December 31, 2019 and 2018, respectively.

The components of interest expense on deposits for the years ended December 31 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Interest-bearing demand	$1,474	$1,378	$908
Money market	1,837	685	704
Savings	278	283	293
Time	4,343	3,541	3,054
Total interest expense on deposits	$7,932	$5,887	$4,959

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

All repurchase agreements are sweep instruments. The securities underlying the agreements as of December 31, 2019 and 2018 were under the Company’s control in safekeeping at third-party financial institutions, and included securities available-for-sale.

Information pertaining to securities sold under agreements to repurchase as of December 31 is as follows:

	2019	2018
	(dollars in thousands)
Balance at end of year	$44,433	$46,195
Weighted average rate as of end of year	0.20%	0.12%
Fair value of securities underlying the agreements	$57,760	$61,092
Carrying value of securities underlying the agreements	$57,760	$61,092

NOTE 11 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of December 31, 2019 and 2018. Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of December 31, 2019 and 2018 was $548,229,000 and $538,537,000, respectively. As of December 31, 2019 and 2018, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Banks’ participation in the FHLB’s Mortgage Partnership Finance Program.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Banks also have available a line of credit from the FHLB with available borrowings based on the collateral pledged. There was no outstanding balance under the line of credit as of December 31, 2019 and 2018. The line, when drawn upon, is due on demand and bears interest at a variable rate.

State Bank of Lincoln also has available a line of credit from the Federal Reserve Bank of Chicago (FRB) with available borrowings based on the collateral pledged. As of December 31, 2019 and 2018, the carrying value of securities pledged amounted to $515,000 and $490,000, respectively. There was no outstanding balance under the line of credit as of December 31, 2019 and 2018. The line, when drawn upon, is due on demand and bears interest at a variable rate.

NOTE 12 – SUBORDINATED DEBENTURES

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

The trusts are not consolidated in the Company’s financial statements.

The carrying value of subordinated debentures are summarized as follows:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	4,591	4,525
Total	$37,583	$37,517

The National Bancorp Statutory Trust I debenture was assumed through a business combination and has a contractual obligation of $5,773,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest rates on the subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date immediately preceding each Distribution Payment Date specific to each subordinated debenture, plus a fixed percentage. The interest rates and maturities of the subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		December 31,	December 31,	Maturity
	Interest Rate		2019	2018	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	4.74%	5.19%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	3.42	4.32	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	3.24	4.14	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	4.79	5.24	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	4.79	5.69	December 31, 2037

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events in default, to defer payments of interest on the debentures at any time by extending the interest payment period for a period not exceeding 10 quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. The capital securities are subject to mandatory redemption upon payment of the debentures and carry an interest rate identical to that of the related debenture. The debentures maturity dates may be shortened if certain conditions are met, or at any time within 90 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of the debentures or the capital securities. If the debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The Company has the right to terminate each Capital Trust and cause the debentures to be distributed to the holders of the capital securities in liquidation of such trusts.

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of December 31, 2019 and 2018, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2017 and 2018 and the three months ended March 31, 2019, the Company had an interest rate swap contract with a notional amount of $10,000,000 designated as a cash flow hedge on variable-rate loans. Beginning April 1, 2019, this hedging relationship was no longer considered highly effective, and the Company discontinued hedge accounting. In accordance with hedge accounting guidance, the net unrealized gain associated with the discontinued hedging relationship, recorded within accumulated other comprehensive income, will be reclassified into earnings as the hedged forecasted transactions affect earnings, through April 7, 2020. On June 25, 2019, the Company cancelled the interest rate swap agreement and received $174,000 to settle the financial instrument. As of December 31, 2019, the remaining unrealized gain recognized as a component of accumulated other comprehensive income was $52,000.

As of December 31, 2019, the Company also had interest rate swap contracts with a total notional amount of $17,000,000 designated as a cash flow hedge on variable-rate borrowings. As of December 31, 2019, these interest rate swap contracts had contractual maturities between 2024 and 2025. As of December 31, 2019, the Company had cash pledged of $710,000, held on deposit at counterparties.

The Company also entered into interest rate swap contracts with several borrowers on variable-rate loans, on which the Company has offsetting interest rate swap contracts. These interest rate swap contracts with borrowers have a total notional value of $138,356,000 and $112,947,000 as of December 31, 2019 and 2018, respectively, and the offsetting interest rate swap contracts entered into by the Company have a total notional value of $138,356,000 and $112,947,000 as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the interest rate swap contracts with borrowers on variable-rate loans had contractual maturities between 2022 and 2042. As of December 31, 2019 and 2018, the Company had $8,713,000 and $589,000, respectively, of securities pledged and held in safekeeping at the counterparty. While these interest rate swap derivatives generally worked together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

As of December 31, the fair values of the Company’s derivative instrument assets and liabilities related to interest rate swap contracts are summarized as follows:

	December 31, 2019	December 31, 2018
Designated as cash flow hedges:	(dollars in thousands)
Fair value recorded in other assets	$—	$151
Fair value recorded in other liabilities	(676)	—
Total	$(676)	$151

Not designated as hedging instruments:
Fair value recorded in other assets	$8,642	$3,074
Fair value recorded in other liabilities	(8,642)	(3,074)
Total	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, the effect of interest rate contracts designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income to income	other comprehensive income
	Year Ended December 31,
	2019	2018	2017
Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$116	$175	$275
Subordinated debentures interest expense	(29)	—	(108)
Total	$87	$175	$167

For the years ended December 31, the effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$13,537	$1,758	$1,468
Gross losses	(13,500)	(1,758)	(1,468)
Net gains (losses)	$37	$—	$—

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss) for the years ended December 31:

	Unrealized Gains (Losses)
	on Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total
	(dollars in thousands)
Balance, December 31, 2016	$(511)	$897	$603	$989
Other comprehensive income (loss) before reclassifications	(2,052)	—	(27)	(2,079)
Reclassifications	1,275	(393)	(167)	715
Other comprehensive income (loss)	(777)	(393)	(194)	(1,364)
Balance, December 31, 2017	(1,288)	504	409	(375)
Adoption of ASU 2016-01	(122)	—	—	(122)
Other comprehensive income (loss) before reclassifications	(5,692)	—	(83)	(5,775)
Reclassifications	2,541	(382)	(175)	1,984
Other comprehensive loss	(3,151)	(382)	(258)	(3,791)
Balance, December 31, 2018	(4,561)	122	151	(4,288)
Other comprehensive income (loss) before reclassifications	12,458	—	(698)	11,760
Reclassifications	—	(264)	(87)	(351)
Other comprehensive income (loss), before tax	12,458	(264)	(785)	11,409
Income tax expense (benefit)	(762)	(11)	62	(711)
Other comprehensive income (loss), after tax	13,220	(253)	(847)	12,120
Balance, December 31, 2019	$8,659	$(131)	$(696)	$7,832

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

The amounts reclassified from accumulated other comprehensive income (loss) for the fair value of derivative instruments represent net interest payments received or made on derivatives designated as cash flow hedges. See Note 13 for additional information.

NOTE 15 – INCOME TAXES

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state income tax rate. In connection with the conversion of tax status, the Company recognized a deferred tax asset of $534,000 and an income tax benefit of $534,000.

In recording the impact of the conversion to a C Corporation, the Company recorded a deferred income tax expense of $2,741,000 related to the unrealized gains (losses) on securities and derivatives, through the income statement in accordance with ASC 740-20-45-8; therefore, the amount shown in other comprehensive income has not been reduced by the above expense. This difference will remain in accumulated other comprehensive income until the underlying securities are sold or mature and the underlying cash flow hedging relationships terminate in accordance with the portfolio approach allowed under ASC 740.

Allocation of income tax expense between current and deferred portions for the years ended December 31 is as follows:

	2019	2018	2017
	(dollars in thousands)
Current
Federal	$4,849	$—	$—
State	3,102	869	870
Total current	7,951	869	870

Deferred
Federal	(1,437)	—	—
State	(724)	—	—
Change in tax status	(534)	—	—
Total deferred	(2,695)	—	—
Income tax expense	$5,256	$869	$870

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differs from the statutory federal rate for the years ended December 31 due to the following:

	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Federal income tax, at statutory rate	$3,933	5.5%	$—	—%	$—	—%
Increase (decrease) resulting from:
State taxes, net of federal benefit	2,212	3.1	869	1.3	870	1.5
Change in tax status	(534)	(0.8)	—	—	—	—
Other	(355)	(0.5)	—	—	—	—
Income tax expense	$5,256	7.3%	$869	1.3%	$870	1.5%

The components of the net deferred tax asset as of December 31, 2019 are as follows (dollars in thousands):

Deferred tax assets
Allowance for loan losses	$6,309
Compensation related	5,859
Nonaccrual interest	858
Foreclosed assets	574
Goodwill	531
Other	1,282
Total deferred tax assets	15,413

Deferred tax liabilities
Fixed asset depreciation	4,201
Mortgage servicing rights	2,428
Other purchase accounting adjustments	1,356
Intangible assets	841
Prepaid assets	504
Net unrealized gain on securities available-for-sale	2,251
Other	426
Total deferred tax liabilities	12,007
Net deferred tax asset	$3,406

Prior to the Company becoming a taxable entity (C Corporation) on October 11, 2019, the Company’s deferred tax assets and liabilities were not considered material.

NOTE 16 – EMPLOYEE BENEFIT PLANS

During the years ended December 31, 2019, 2018, and 2017, the Company’s profit-sharing plan contribution expense amounted to $1,223,000, $1,109,000, and $920,000, respectively. Matching contributions vest to employees ratably over a six-year period.

The Company is partially self-insured for medical claims filed by its employees. As of December 31, 2019 and 2018, the Company’s maximum aggregate liability under the plan was $6,194,000 and $6,017,000, respectively. The individual stop loss coverage was $130,000 per covered person each year. As of December 31, 2019 and 2018, there were 566 and 570, respectively, participants in the plan. During the years ended December 31, 2019, 2018, and 2017, the Company paid out claims and administrative service fees of approximately $5,638,000, $6,139,000, and $6,178,000, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintained a supplemental executive retirement plan (the SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved termination of the SERP agreements, and each participant will receive a lump sum payment equal to the present value of any remaining installment payments, payable in June 2020. As of December 31, 2019 and 2018, the deferred compensation liability for the SERP was $12,789,000 and $9,179,000, respectively. During the years ended December 31, 2019, 2018, and 2017, the Company recognized deferred compensation expense for the SERP of $4,291,000, $505,000, and $514,000, respectively.

NOTE 17 – STOCK-BASED COMPENSATION PLANS

The Company has adopted the HBT Financial, Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards and (vii) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock available for issuance under the Omnibus Incentive Plan is 1,820,000 shares.

Restricted Stock Units

A restricted stock unit grants a participant the right to receive one share of common stock, following the completion of the requisite service period. Units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date.

On January 28, 2020, the Company granted 70,400 restricted stock units to certain key employees which vest in four equal annual installments beginning on February 1, 2021. On January 28, 2020, the Company also granted 2,750 restricted stock units to non-employee directors which vest on February 1, 2021.

Stock Appreciation Rights

A stock appreciation right grants a participant the right to receive an amount of cash, the value of which equals the appreciation in the Company’s stock price between the grant date and the exercise date. Stock appreciation rights units are classified as liabilities. Prior to becoming a public entity, the liability was based on the intrinsic value of the stock appreciation rights, calculated using the grant date assigned value and an independent appraisal of the Company’s stock price that was subject to approval by the Board of Directors. Since becoming a public entity on October 11, 2019, the liability was based on an option-pricing model used to estimate the fair value of the stock appreciation rights.

On September 1, 2019, the Company granted 110,160 stock appreciation rights to certain key employees, at a grant date assigned value of $25.75 per stock appreciation right, subsequently adjusted to $16.32, reflecting a decrease per stock appreciation right equal to the $9.43 per share special dividend paid to shareholders of record prior to the initial public offering. Of the stock appreciation rights granted on September 1, 2019, 79,560 stock appreciation rights were fully vested on the grant date and 30,600 stock appreciation rights vest in four equal annual installments beginning on September 1, 2020.

As of December 31, 2019 and 2018, the liability recorded for outstanding stock appreciation rights was $409,000 and $1,884,000, respectively. During the years ended December 31, 2019, 2018, and 2017, the Company recognized $343,000, $540,000, and $291,000 as compensation expense, respectively. As of December 31, 2019, unrecognized compensation cost related to non-vested stock appreciation rights units was $140,000. As of December 31, 2018, there was no unrecognized compensation cost related to non-vested stock-based compensation agreements.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the liability recorded for previously exercised stock appreciation rights was $1,512,000, which will be paid in five remaining equal annual installments beginning in 2020. As of December 31, 2018, the liability recorded for previously exercised units was $176,000 and was paid in 2019.

A summary of the status of stock appreciation rights as of December 31, 2019 and 2018, and changes during the years ended December 31, 2019, 2018, and 2017 is as follows:

	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Outstanding, December 31, 2016	116,280	$5.66
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2017	116,280	$5.66
Granted	—	—
Exercised	(24,480)	5.43
Forfeited	—	—
Outstanding, December 31, 2018	91,800	$5.73
Granted	110,160	16.32
Exercised	(91,800)	5.73
Forfeited	—	—
Outstanding, December 31, 2019	110,160	$16.32

Exercisable, December 31, 2019	79,560	$16.32
Exercisable, December 31, 2018	91,800	$5.73

A further summary of outstanding stock appreciation rights as of December 31, 2019, is as follows:

			Weighted Average
			Remaining
Range of Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	110,160	79,560	9.7	years

NOTE 18 – REGULATORY MATTERS

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. As allowed under the new regulations, the Banks and Company elected to exclude accumulated other comprehensive income, including unrealized gains and losses on securities, in the computation of regulatory capital.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to pay dividends to its stockholders is dependent upon the ability of the Banks to pay dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. Under the Basel III regulations, a capital conservation buffer calculation will phase in over five years which limits allowable bank dividends if regulatory capital ratios fall below specific thresholds. As of December 31, 2019 and 2018, the capital conservation buffer was 2.5% and 1.875%, respectively.

HBT Financial, Inc. (on a consolidated basis) and the Banks are each subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the consodliated financial statements of HBT Financial, Inc. and the Banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HBT Financial, Inc. and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Management believes, as of December 31, 2019 and 2018, that HBT Financial, Inc. and the Banks each met all capital adequacy requirements to which they are subject.

The actual and required capital amounts and ratios of HBT Financial, Inc. (consolidated) and the Banks are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,994	14.54%	$196,358	8.00%	N/A	N/A
Heartland Bank	315,516	14.02	180,071	8.00	$225,088	10.00%
State Bank of Lincoln	35,390	17.58	16,104	8.00	20,130	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$334,695	13.64%	$147,268	6.00%	N/A	N/A
Heartland Bank	295,385	13.12	135,053	6.00	$180,071	8.00%
State Bank of Lincoln	33,222	16.50	12,078	6.00	16,104	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$298,277	12.15%	$110,451	4.50%	N/A	N/A
Heartland Bank	295,385	13.12	101,290	4.50	$146,307	6.50%
State Bank of Lincoln	33,222	16.50	9,058	4.50	13,084	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$334,695	10.38%	$129,027	4.00%	N/A	N/A
Heartland Bank	295,385	10.25	115,281	4.00	$144,102	5.00%
State Bank of Lincoln	33,222	9.82	13,531	4.00	16,914	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$372,472	14.99%	$198,730	8.00%	N/A	N/A
Heartland Bank	332,391	14.44	184,127	8.00	$230,159	10.00%
State Bank of Lincoln	38,059	21.02	14,488	8.00	18,110	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$351,963	14.17%	$149,047	6.00%	N/A	N/A
Heartland Bank	313,406	13.62	138,095	6.00	$184,127	8.00%
State Bank of Lincoln	36,535	20.17	10,866	6.00	14,488	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$315,611	12.71%	$111,785	4.50%	N/A	N/A
Heartland Bank	313,406	13.62	103,572	4.50	$149,603	6.50%
State Bank of Lincoln	36,535	20.17	8,150	4.50	11,772	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$351,963	10.80%	$130,393	4.00%	N/A	N/A
Heartland Bank	313,406	11.03	113,668	4.00	$142,085	5.00%
State Bank of Lincoln	36,535	10.21	14,319	4.00	17,899	5.00

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements are summarized in Note 1. There were no transfers between levels during the years ended December 31, 2019 and 2018. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances of the assets measured at fair value on a recurring basis as of December 31:

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. government agency	$—	$49,615	$—	$49,615
Municipal	—	133,738	—	133,738
Mortgage-backed:
Agency residential	—	200,678	—	200,678
Agency commercial	—	134,954	—	134,954
Corporate	—	73,419	—	73,419
Equity securities with readily determinable fair values	3,241	—	—	3,241
Mortgage servicing rights	—	—	8,518	8,518
Derivative financial assets	—	8,642	—	8,642
Derivative financial liabilities	—	9,318	—	9,318

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. government agency	$—	$46,866	$—	$46,866
Municipal	—	161,450	—	161,450
Mortgage-backed:
Agency residential	—	234,303	—	234,303
Agency commercial	—	150,081	—	150,081
Private-label	—	256	—	256
Corporate	—	86,570	—	86,570
Equity securities with readily determinable fair values	3,081	—	—	3,081
Mortgage servicing rights	—	—	10,918	10,918
Derivative financial assets	—	3,225	—	3,225
Derivative financial liabilities	—	3,074	—	3,074

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2018 to December 31, 2019.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities

When available, the Company uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Company’s securities where quoted prices are not available for identical securities in an active market, the Company determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace. Fair values from these models are verified, where possible, against quoted market prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2. However, when prices from independent sources vary, cannot be obtained or cannot be corroborated, a security is generally classified as Level 3. The change in fair value of securities available-for-sale is recorded through an adjustment to the consolidated statement of comprehensive income. The change in fair value of equity securities with readily determinable fair values is recorded through an adjustment to the consolidated statement of income.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$8,518	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 68.5% (12.3%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$10,918	Discounted cash flows	Constant pre-payment rates (CPR)	7.5% to 87.6% (8.9%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis as of December 31:

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Loans held for sale	$—	$4,531	$—	$4,531
Collateral-dependent impaired loans	—	—	15,811	15,811
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	5,099	5,099

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Loans held for sale	$—	$2,800	$—	$2,800
Collateral-dependent impaired loans	—	—	7,355	7,355
Bank premises held for sale	—	—	749	749
Foreclosed assets	—	—	9,559	9,559

Loans Held for Sale

Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically, these quotes include a premium on the sale and thus these quotes indicate fair value of the held for sale loans is greater than cost.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands).

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$15,811	Appraisal of collateral	Appraisal adjustments	20% to 40% (25%)
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	5,099	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$7,355	Appraisal of collateral	Appraisal adjustments	20% to 40% (25%)
Bank premises held for sale	749	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	9,559	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	Fair Value	December 31, 2019		December 31, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$283,971	$283,971	$186,879	$186,879
Interest-bearing time deposits with banks	Level 1	248	248	248	248
Securities held-to-maturity	Level 2	88,477	90,529	121,715	121,506
Restricted stock	Level 3	2,425	2,425	2,719	2,719
Loans, net	Level 3	2,141,527	2,181,103	2,123,748	2,125,698
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	13,951	13,951	15,300	15,300

Financial liabilities:
Time deposits	Level 3	356,408	355,340	424,747	419,333
Securities sold under agreements to repurchase	Level 2	44,433	44,433	46,195	46,195
Subordinated debentures	Level 3	37,583	31,959	37,517	32,149
Accrued interest payable	Level 2	1,132	1,132	1,207	1,207

The Company estimated the fair value of lending related commitments as described in Note 20 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

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

Such commitments and conditional obligations were as follows as of December 31:

	Contractual Amount
	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Commitments to extend credit	$542,705	$524,112
Standby letters of credit	8,991	10,358

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Commitments

The Company leases office space under operating leases. Certain leases contain renewal options for periods from three to five years at their fair rental value at the time of renewal. Future minimum lease payments under these leases are as follows (dollars in thousands):

Year ended December 31,
2020	$93
2021	86
2022	51
2023	21
2024	21
Thereafter	3
Total	$275

Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Following are the condensed financial statements of HBT Financial, Inc. (Parent only).

Condensed Parent Company Only Balance Sheets

	December 31
	2019	2018
ASSETS	(dollars in thousands)
Cash and cash equivalents	$4,978	$2,169
Investment in subsidiaries:
Bank	363,860	375,194
Non-bank	1,201	1,251
Other assets	1,081	422
Total assets	$371,120	$379,036

LIABILITIES
Subordinated debentures	$37,583	$37,517
Other liabilities	619	1,123
Total liabilities	38,202	38,640

STOCKHOLDERS' EQUITY	332,918	340,396
Total liabilities and stockholders' equity	$371,120	$379,036

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Income

	Years ended December 31
	2019	2018	2017
INCOME	(dollars in thousands)
Dividends received from subsidiaries:
Bank	$109,969	$44,446	$57,327
Non-bank	385	941	1,900
Undistributed earnings from subsidiaries:
Bank	(41,202)	23,239	(115)
Non-bank	(151)	(1,984)	(404)
Other income	52	1	35
Total income	69,053	66,643	58,743

EXPENSES
Interest expense	1,922	1,795	1,525
Other expense	1,025	1,085	1,134
Total expenses	2,947	2,880	2,659
INCOME BEFORE INCOME TAX BENEFIT	66,106	63,763	56,084
INCOME TAX BENEFIT	(759)	(36)	(19)
NET INCOME	$66,865	$63,799	$56,103

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows

	Year ended December 31
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$66,865	$63,799	$56,103
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of consolidated subsidiaries	41,353	(21,255)	519
Amortization of subordinated debenture purchase accounting adjustment	66	66	65
Changes in other assets and liabilities, net	(1,912)	700	306
Net cash provided by operating activities	106,372	43,310	56,993

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to bank subsidiary	(17,000)	—	—
Capital contribution to non-bank subsidiary	(100)	—	—
Net cash used in investing activities	(17,100)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	138,493	—	—
Repurchase of common stock	—	(907)	—
Cash dividends	(224,956)	(42,621)	(57,069)
Net cash used in financing activities	(86,463)	(43,528)	(57,069)

NET CHANGE IN CASH AND EQUIVALENTS	2,809	(218)	(76)
CASH AND CASH EQUIVALENTS
Beginning of year	2,169	2,387	2,463
End of year	$4,978	$2,169	$2,387

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.  In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) or Rule 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Code of Ethics applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is publicly available on our internet website at ir.hbtfinancial.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website, ir.hbtfinancial.com.

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2019 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-Average exercise price of outstanding options, warrants and rights (B)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by security holders	—	$—	1,820,000
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	$—	1,820,000

All other information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).See Index to Consolidated Financial Statements on page 92.

(a)(2).Financial Statement Schedule

All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto included in Part II, Item 8.

(a)(3).Exhibits

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of HBT Financial, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑8 (No. 333‑234385), filed with the Commission on October 30, 2019).

3.2

Amended and Restated By-law of HBT Financial, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S‑8 (No. 333‑234385), filed with the Commission on October 30, 2019).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (No. 333-233747), filed with the Commission on October 1, 2019).

4.2 *	Description of Common Stock.

10.1

Voting Trust Agreement, dated as of May 4, 2016, among Fred L. Drake, the Company and the depositors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-233747), filed with the Commission on September 13, 2019).

10.2

Amended Restated Stockholder Agreement, dated as of September 27, 2019, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (No. 333-233747), filed with the Commission on October 1, 2019).

10.3

Registration Rights Agreement, dated as of October 16, 2019, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (No. 001-39085), filed with the Commission on November 20, 2019).

10.4 §

HBT Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S‑8 (No. 333‑234385), filed with the Commission on October 30, 2019).

10.5 §

Form of employment agreement for executive officers of the Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (No. 333-233747), filed with the Commission on October 1, 2019).

10.6 §

Form of employment agreement for executive officers of the Company and Heartland Bank and Trust Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (No. 333-233747), filed with the Commission on October 1, 2019).

10.7 §

Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-233747), filed with the Commission on September 13, 2019).

10.8 §	Form of Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (No. 333-233747), filed with the Commission on October 1, 2019).

10.9 §

Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (No. 333-233747), filed with the Commission on October 1, 2019).

10.10 §

Form of Restricted Stock Unit Award Agreement (with dividend equivalent rights) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 001-39085), filed with the Commission on February 3, 2020).

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of RSM US LLP.

24 *	Power of Attorney (included on signature page).

31.1 *	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

§A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16.         FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HBT FINANCIAL, INC.

Dated:March 27, 2020	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred L. Drake	Chairman and Chief Executive Officer	March 27, 2020
Fred L. Drake	(Principal executive officer)

/s/ Matthew J. Doherty	Executive Vice President and Chief Financial	March 27, 2020
Matthew J. Doherty	Officer (Principal financial officer and principal
accounting officer)

/s/ C. Alvin Bowman	Director	March 27, 2020
C. Alvin Bowman

/s/ Eric E. Burwell	Director	March 27, 2020
Eric E. Burwell

/s/ Patrick F. Busch	Executive Vice President, Chief Lending	March 27, 2020
Patrick F. Busch	Officer and Director

/s/ J. Lance Carter	President, Chief Operating Officer and Director	March 27, 2020
J. Lance Carter

/s/ Allen C. Drake	Director	March 27, 2020
Allen C. Drake

/s/ Gerald E. Pfeiffer	Director	March 27, 2020
Gerald E. Pfeiffer

/s/ Dale S. Strassheim	Director	March 27, 2020
Dale S. Strassheim