Form 10-Q
period 2020-03-31
HBT Financial, Inc.
filed 2020-05-12
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 27,457,306 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of COVID-19 and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings and liquidity. Forward looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

•	our asset quality and any loan charge-offs;
•	the composition of our loan portfolio;
•	time and effort necessary to resolve nonperforming assets and the loans modified or deferred as a result of the impact of the COVID-19 pandemic;
•

the length and severity of the COVID-19 pandemic, and the effects of the COVID-19 pandemic, including the impact of the pandemic on our operations and the operations of our customers and the communities that we serve;

•	environmental liability associated with our lending activities;
•

the effects of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, and our loan originations, and our modeling estimates relating to interest rate changes;

•	our access to sources of liquidity and capital to address our liquidity needs;
•	our inability to receive dividends from our Banks, pay dividends to our common stockholders or satisfy obligations as they become due;
•	the effects of problems encountered by other financial institutions;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	our ability to attract and retain skilled employees or changes in our management personnel;
•	any failure or interruption of our information and communications systems;
•	our ability to identify and address cybersecurity risks;
•	the effects of the failure of any component of our business infrastructure provided by a third party;
•	our ability to keep pace with technological changes;
•	our ability to successfully develop and commercialize new or enhanced products and services;
•	current and future business, economic and market conditions in the United States generally or in Illinois in particular;
•	the geographic concentration of our operations in the State of Illinois;
•	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
•	our ability to attract and retain customer deposits;
•	our ability to maintain our Banks’ reputations;
•	severe weather, natural disasters, pandemics, acts of war or terrorism or other external events;
•	possible impairment of our goodwill and other intangible assets;
•	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
•	our prior status as an S Corp;
•	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
•	the effectiveness of our risk management and internal disclosure controls and procedures;
•	market perceptions associated with certain aspects of our business;
•	the one-time and incremental costs of operating as a standalone public company;
•	our ability to meet our obligations as a public company, including our obligations under Section 404 of Sarbanes-Oxley;
•	damage to our reputation from any of the factors described above; and

•

the factors discussed in “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2020	2019
	(dollars in thousands)
ASSETS
Cash and due from banks	$34,782	$22,112
Interest-bearing deposits with banks	230,654	261,859
Cash and cash equivalents	265,436	283,971

Interest-bearing time deposits with banks	—	248
Debt securities available-for-sale, at fair value	615,565	592,404
Debt securities held-to-maturity (fair value of $83,564 in 2020 and $90,529 in 2019)	79,741	88,477
Equity securities	4,759	4,389
Restricted stock, at cost	2,425	2,425
Loans held for sale	4,805	4,531
Loans, net of allowance for loan losses of $26,087 in 2020 and $22,299 in 2019	2,106,865	2,141,527
Bank premises and equipment, net	54,135	53,987
Bank premises held for sale	121	121
Foreclosed assets	4,469	5,099
Goodwill	23,620	23,620
Core deposit intangible assets, net	3,713	4,030
Mortgage servicing rights, at fair value	6,347	8,518
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	12,096	13,951
Other assets	27,847	16,640
Total assets	$3,213,109	$3,245,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$676,341	$689,116
Interest-bearing	2,053,962	2,087,739
Total deposits	2,730,303	2,776,855

Securities sold under agreements to repurchase	40,811	44,433
Subordinated debentures	37,599	37,583
Other liabilities	64,583	53,314
Total liabilities	2,873,296	2,912,185

COMMITMENTS AND CONTINGENCIES (Notes 7 and 17)

Stockholders' Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 27,457,306 shares issued and outstanding	275	275
Surplus	190,591	190,524
Retained earnings	136,378	134,287
Accumulated other comprehensive income	12,569	7,832
Total stockholders’ equity	339,813	332,918
Total liabilities and stockholders’ equity	$3,213,109	$3,245,103

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share amounts)
Loans, including fees:
Taxable	$26,941	$30,063
Federally tax exempt	674	710
Securities:
Taxable	3,334	3,922
Federally tax exempt	1,028	1,552
Interest-bearing deposits in bank	729	687
Other interest and dividend income	14	15
Total interest and dividend income	32,720	36,949

INTEREST EXPENSE
Deposits	1,595	1,983
Securities sold under agreements to repurchase	20	14
Borrowings	—	3
Subordinated debentures	443	497
Total interest expense	2,058	2,497
Net interest income	30,662	34,452
PROVISION FOR LOAN LOSSES	4,355	776
Net interest income after provision for loan losses	26,307	33,676

NONINTEREST INCOME
Card income	1,792	1,832
Service charges on deposit accounts	1,834	1,763
Wealth management fees	1,814	1,747
Mortgage servicing	724	729
Mortgage servicing rights fair value adjustment	(2,171)	(1,002)
Gains on sale of mortgage loans	536	525
Gains (losses) on securities	(52)	79
Gains (losses) on foreclosed assets	35	(17)
Gains (losses) on other assets	(3)	905
Title insurance activity	—	129
Other noninterest income	743	797
Total noninterest income	5,252	7,487

NONINTEREST EXPENSE
Salaries	12,754	12,522
Employee benefits	2,434	1,244
Occupancy of bank premises	1,828	1,837
Furniture and equipment	603	789
Data processing	1,586	1,162
Marketing and customer relations	1,044	933
Amortization of intangible assets	317	376
FDIC insurance	36	219
Loan collection and servicing	348	742
Foreclosed assets	89	164
Other noninterest expense	2,268	2,224
Total noninterest expense	23,307	22,212
INCOME BEFORE INCOME TAX EXPENSE	8,252	18,951
INCOME TAX EXPENSE	2,031	215
NET INCOME	$6,221	$18,736

EARNINGS PER SHARE - BASIC	$0.23	$1.04
EARNINGS PER SHARE - DILUTED	$0.23	$1.04
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	27,457,306	18,027,512

UNAUDITED PRO FORMA C CORP EQUIVALENT INFORMATION (Note 1)
Historical income before income tax expense		$18,951
Pro forma C Corp equivalent income tax expense		4,915
Pro forma C Corp equivalent net income		$14,036

PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - BASIC		$0.78
PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - DILUTED		$0.78

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
NET INCOME	$6,221	$18,736

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	7,602	5,656
Reclassification adjustment for accretion of net unrealized gain on debt securities transferred to held-to-maturity	(9)	(82)
Unrealized losses on derivative instruments	(970)	(244)
Reclassification adjustment for net settlements on derivative instruments	2	(30)
Total other comprehensive income (loss), before tax	6,625	5,300
Income tax expense	1,888	—
Total other comprehensive income (loss)	4,737	5,300
TOTAL COMPREHENSIVE INCOME	$10,958	$24,036

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity
	(dollars in thousands, except per share data)
Balance, December 31, 2019	$275	$—	$190,524	$134,287	$7,832	$—	$332,918
Net income	—	—	—	6,221	—	—	6,221
Other comprehensive income	—	—	—	—	4,737	—	4,737
Stock-based compensation	—	—	67	—	—	—	67
Cash dividends ($0.15 per share)	—	—	—	(4,130)	—	—	(4,130)
Balance, March 31, 2020	$275	$—	$190,591	$136,378	$12,569	$—	$339,813

Balance, December 31, 2018	$3	$178	$32,288	$315,234	$(4,288)	$(3,019)	$340,396
Net income	—	—	—	18,736	—	—	18,736
Other comprehensive income	—	—	—	—	5,300	—	5,300
Cash dividends ($1.99 per share)	—	—	—	(35,839)	—	—	(35,839)
Balance, March 31, 2019	$3	$178	$32,288	$298,131	$1,012	$(3,019)	$328,593

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,221	$18,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	690	703
Provision for loan losses	4,355	776
Net amortization of debt securities	790	932
Amortization of unrealized gain on dedesignated cash flow hedge	(32)	—
Deferred income tax benefit	(678)	—
Stock-based compensation	67	—
Net accretion of discount and deferred loan fees on loans	(922)	(1,699)
Net unrealized loss (gain) on equity securities	52	(79)
Net loss (gain) on sales of bank premises and equipment	3	(30)
Net gain on sales of bank premises held for sale	—	(79)
Net gain on sales of foreclosed assets	(75)	(89)
Write-down of foreclosed assets	47	125
Amortization of intangibles	317	376
Decrease in mortgage servicing rights	2,171	1,002
Amortization of subordinated debt purchase accounting adjustment	16	16
Mortgage loans originated for sale	(32,156)	(21,780)
Proceeds from sale of mortgage loans	32,418	22,609
Net gain on sale of mortgage loans	(536)	(525)
Gain on sale of First Community Title Services, Inc.	—	(498)
Decrease in accrued interest receivable	1,855	44
Decrease in other assets	887	437
Increase in other liabilities	(2,971)	(1,302)
Net cash provided by operating activities	12,519	19,675

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	248	—
Proceeds from paydowns, maturities, and calls of debt securities	48,305	41,784
Purchase of securities	(56,349)	(34,149)
Net decrease (increase) in loans	31,210	(38,777)
Purchases of bank premises and equipment	(841)	(298)
Proceeds from sales of bank premises and equipment	—	176
Proceeds from sales of bank premises held for sale	—	620
Proceeds from sales of foreclosed assets	677	511
Cash received from sale of First Community Title Services, Inc.	—	114
Net cash provided by (used in) investing activities	23,250	(30,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(46,552)	25,473
Net decrease in repurchase agreements	(3,622)	(5,667)
Cash dividends paid	(4,130)	(35,839)
Net cash used in financing activities	(54,304)	(16,033)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,535)	(26,377)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	283,971	186,879
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265,436	$160,502

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,166	$2,182
Cash paid for income taxes	$985	$880

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$19	$1,408
Sales of foreclosed assets through loan origination	$—	$269

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

Basis of Presentation

HBT Financial, Inc. (the Company) is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company (Heartland Bank) and State Bank of Lincoln. Heartland Bank and State Bank of Lincoln are collectively referred to as “the Banks”. The Banks provide a comprehensive suite of business, commercial, wealth management and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois.

The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with generally accepted accounting principles (GAAP) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 27, 2020.

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The Company qualifies as an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (JOBS Act). Under the JOBS Act, emerging growth companies may also elect to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards and, therefore, the Company will not be subject to certain new or revised accounting standards as other public companies.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 only reflect an effective state replacement tax rate.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to federal or state income tax examinations for years prior to 2016.

Unaudited Pro Forma Income Statement Information

The unaudited pro forma C Corp equivalent income tax expense information gives effect to the income tax expense had the Company been a C Corporation during the three months ended March 31, 2019. The unaudited pro forma C Corp equivalent net income information, therefore, includes an adjustment for income tax expense as if the Company had been a C Corporation during the three months ended March 31, 2019.

The unaudited pro forma basic and diluted earnings per share information is computed using the unaudited pro forma C Corp equivalent net income and weighted average shares of common stock outstanding. There were no dilutive instruments outstanding during 2019, therefore, the unaudited pro forma C Corp equivalent basic and diluted earnings per share amounts are the same.

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

Goodwill

Goodwill represents the excess of the original cost over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead is subject to an annual impairment evaluation. The Company has selected December 31 as the date to perform the annual impairment test, and at December 31, 2019, the Company’s evaluation of goodwill indicated that goodwill was not impaired.

Due to the economic weakness resulting from the COVID-19 pandemic, the Company completed an evaluation of goodwill as of March 31, 2020 which indicated that goodwill was not impaired as of March 31, 2020. Further goodwill impairment evaluations, which may result in goodwill impairment, may be necessary if events or circumstance changes would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016‑13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016‑13 amends the accounting for credit losses on debt securities available-for-sale and purchased financial assets with credit deterioration. ASU 2016‑13 is effective for years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for years beginning after December 31, 2018, including interim periods within those years. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

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

NOTE 2 – SECURITIES

The carrying balances of the securities were as follows:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Debt securities available-for-sale	$615,565	$592,404
Debt securities held-to-maturity	79,741	88,477
Equity securities:
Readily determinable fair value	3,207	3,241
No readily determinable fair value	1,552	1,148
Total securities	$700,065	$685,270

The Company has elected to measure the equity securities with no readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. During the three months ended March 31, 2020 and 2019,  there were no adjustments to the carrying balance of equity securities with no readily determinable fair value based on an observable price change of an identical investment. As of March 31, 2020 and December 31, 2019, the carrying balance of equity securities with no readily determinable fair value reflect cumulative downward adjustments based on observable price changes of $165,000. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$48,983	$2,192	$—	$51,175
Municipal	164,853	3,577	(185)	168,245
Mortgage-backed:
Agency residential	184,507	5,015	(904)	188,618
Agency commercial	128,583	4,050	(116)	132,517
Corporate	73,140	1,928	(58)	75,010
Total available-for-sale	600,066	16,762	(1,263)	615,565
Held-to-maturity:
Municipal	32,780	1,198	—	33,978
Mortgage-backed:
Agency residential	17,989	471	(16)	18,444
Agency commercial	28,972	2,173	(3)	31,142
Total held-to-maturity	79,741	3,842	(19)	83,564
Total debt securities	$679,807	$20,604	$(1,282)	$699,129

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$49,113	$529	$(27)	$49,615
Municipal	131,241	2,503	(6)	133,738
Mortgage-backed:
Agency residential	198,184	2,780	(286)	200,678
Agency commercial	133,730	1,516	(292)	134,954
Corporate	72,239	1,180	—	73,419
Total available-for-sale	584,507	8,508	(611)	592,404
Held-to-maturity:
Municipal	45,239	1,340	—	46,579
Mortgage-backed:
Agency residential	19,072	161	(170)	19,063
Agency commercial	24,166	775	(54)	24,887
Total held-to-maturity	88,477	2,276	(224)	90,529
Total debt securities	$672,984	$10,784	$(835)	$682,933

As of March 31, 2020 and December 31, 2019, the Banks had debt securities with a carrying value of $286,716,000 and $284,895,000, respectively, which were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 42% of the obligations of local municipalities portfolio consists of debt securities issued by municipalities located in Illinois as of March 31, 2020. Approximately 87% of such debt securities were general obligation issues as of March 31, 2020.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of debt securities by contractual maturity, as of March 31, 2020, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Due in 1 year or less	$47,084	$47,237	$750	$755
Due after 1 year through 5 years	93,864	95,997	17,243	17,745
Due after 5 years through 10 years	120,398	124,689	13,896	14,551
Due after 10 years	25,630	26,507	891	927

Mortgage-backed:
Agency residential	184,507	188,618	17,989	18,444
Agency commercial	128,583	132,517	28,972	31,142
Total	$600,066	$615,565	$79,741	$83,564

There were no sales of securities were as follows during the three months ended March 31, 2020 and 2019. Gains (losses) on securities were as follows during the three months ended March 31:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net realized gains (losses) on sales	$—	$—
Net unrealized gains (losses) on equities:
Readily determinable fair value	(52)	79
No readily determinable fair value	—	—
Gains (losses) on securities	$(52)	$79

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of March 31, 2020 and December 31, 2019:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
March 31, 2020	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Available-for-sale:	(dollars in thousands)
Municipal	$(185)	$5,049	$—	$—	$(185)	$5,049
Mortgage-backed:
Agency residential	(648)	34,061	(256)	8,442	(904)	42,503
Agency commercial	—	—	(116)	14,322	(116)	14,322
Corporate	(58)	6,942	—	—	(58)	6,942
Total available-for-sale	(891)	46,052	(372)	22,764	(1,263)	68,816
Held-to-maturity:
Mortgage-backed:
Agency residential	—	—	(16)	1,549	(16)	1,549
Agency commercial	—	—	(3)	534	(3)	534
Total held-to-maturity	—	—	(19)	2,083	(19)	2,083
Total debt securities	$(891)	$46,052	$(391)	$24,847	$(1,282)	$70,899

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2019	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Available-for-sale:	(dollars in thousands)
U.S. government agency	$(26)	$18,865	$(1)	$1,998	$(27)	$20,863
Municipal	(6)	894	—	—	(6)	894
Mortgage-backed:
Agency residential	(108)	25,563	(178)	27,296	(286)	52,859
Agency commercial	(100)	20,056	(192)	15,704	(292)	35,760
Total available-for-sale	$(240)	$65,378	$(371)	$44,998	$(611)	$110,376
Held-to-maturity:
Mortgage-backed:
Agency residential	$(30)	$2,516	$(140)	$9,002	$(170)	$11,518
Agency commercial	(47)	7,016	(7)	599	(54)	7,615
Total held-to-maturity	(77)	9,532	(147)	9,601	(224)	19,133
Total debt securities	$(317)	$74,910	$(518)	$54,599	$(835)	$129,509

As of March 31, 2020, there were 17 debt securities in an unrealized loss position for a period of twelve months or more, and 53 debt securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in market interest rates. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these debt securities are deemed to be temporary.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans are summarized as follows:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Commercial and industrial	$299,266	$307,175
Agricultural and farmland	228,701	207,776
Commercial real estate - owner occupied	229,608	231,162
Commercial real estate - non-owner occupied	540,515	579,757
Multi-family	177,172	179,073
Construction and land development	232,311	224,887
One-to-four family residential	313,925	313,580
Municipal, consumer, and other	111,454	120,416
Loans, before allowance for loan losses	2,132,952	2,163,826
Allowance for loan losses	(26,087)	(22,299)
Loans, net of allowance for loan losses	$2,106,865	$2,141,527

The following tables detail activity in the allowance for loan losses for the three months ended March 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended March 31, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total
Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2019	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299
Provision for loan losses	538	254	(97)	820	450	237	777	1,376	4,355
Charge-offs	(809)	(27)	—	(56)	—	(1)	(104)	(224)	(1,221)
Recoveries	54	—	440	5	—	10	71	74	654
Balance, March 31, 2020	$4,224	$2,993	$2,122	$4,432	$1,474	$3,223	$3,284	$4,335	$26,087

			Commercial	Commercial
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Three Months Ended March 31, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	and Land	Real Estate	Other	Total
Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2018	$3,748	$2,650	$2,506	$2,644	$912	$4,176	$2,782	$1,091	$20,509
Provision for loan losses	222	598	(107)	74	60	(290)	211	8	776
Charge-offs	(256)	—	(65)	—	—	—	(37)	(175)	(533)
Recoveries	48	—	19	4	—	11	111	68	261
Balance, March 31, 2019	$3,762	$3,248	$2,353	$2,722	$972	$3,897	$3,067	$992	$21,013

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category as of March 31, 2020 and December 31, 2019:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
March 31, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total
Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$287,998	$214,328	$210,206	$522,305	$175,874	$225,768	$292,250	$97,603	$2,026,332
Individually evaluated for impairment	9,122	13,303	11,171	3,367	—	3,120	11,394	13,762	65,239
Acquired with deteriorated credit quality	2,146	1,070	8,231	14,843	1,298	3,423	10,281	89	41,381
Total	$299,266	$228,701	$229,608	$540,515	$177,172	$232,311	$313,925	$111,454	$2,132,952

Allowance for loan losses:
Collectively evaluated for impairment	$2,260	$2,832	$1,618	$4,354	$1,467	$2,771	$2,524	$899	$18,725
Individually evaluated for impairment	1,859	90	261	68	—	323	719	3,435	6,755
Acquired with deteriorated credit quality	105	71	243	10	7	129	41	1	607
Total	$4,224	$2,993	$2,122	$4,432	$1,474	$3,223	$3,284	$4,335	$26,087

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total
Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$294,006	$192,722	$211,744	$561,277	$176,273	$217,708	$291,624	$106,448	$2,051,802
Individually evaluated for impairment	10,733	13,966	10,927	3,398	1,324	3,782	11,349	13,872	69,351
Acquired with deteriorated credit quality	2,436	1,088	8,491	15,082	1,476	3,397	10,607	96	42,673
Total	$307,175	$207,776	$231,162	$579,757	$179,073	$224,887	$313,580	$120,416	$2,163,826

Allowance for loan losses:
Collectively evaluated for impairment	$1,926	$2,576	$1,486	$3,591	$1,019	$2,283	$1,684	$931	$15,496
Individually evaluated for impairment	2,170	105	270	70	—	567	822	2,176	6,180
Acquired with deteriorated credit quality	345	85	23	2	5	127	34	2	623
Total	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans as of March 31, 2020 and December 31, 2019:

	Unpaid
	Principal	Recorded	Related
March 31, 2020	Balance	Investment	Allowance
With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$3,458	$3,458	$1,859
Agricultural and farmland	569	565	90
Commercial real estate - owner occupied	824	824	261
Commercial real estate - non-owner occupied	98	98	68
Multi-family	—	—	—
Construction and land development	3,014	3,014	323
One-to-four family residential	3,184	3,171	719
Municipal, consumer, and other	12,441	12,414	3,435
Total	$23,588	$23,544	$6,755

With no related allowance:
Commercial and industrial	$5,665	$5,664	$—
Agricultural and farmland	12,753	12,738	—
Commercial real estate - owner occupied	10,348	10,347	—
Commercial real estate - non-owner occupied	3,263	3,269	—
Multi-family	—	—	—
Construction and land development	107	106	—
One-to-four family residential	8,257	8,223	—
Municipal, consumer, and other	1,361	1,348	—
Total	$41,754	$41,695	$—

Total
Commercial and industrial	$9,123	$9,122	$1,859
Agricultural and farmland	13,322	13,303	90
Commercial real estate - owner occupied	11,172	11,171	261
Commercial real estate - non-owner occupied	3,361	3,367	68
Multi-family	—	—	—
Construction and land development	3,121	3,120	323
One-to-four family residential	11,441	11,394	719
Municipal, consumer, and other	13,802	13,762	3,435
Total	$65,342	$65,239	$6,755

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid
	Principal	Recorded	Related
December 31, 2019	Balance	Investment	Allowance
With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$4,292	$4,292	$2,170
Agricultural and farmland	590	590	105
Commercial real estate - owner occupied	830	830	270
Commercial real estate - non-owner occupied	99	99	70
Multi-family	—	—	—
Construction and land development	3,679	3,679	567
One-to-four family residential	3,401	3,390	822
Municipal, consumer, and other	9,138	9,111	2,176
Total	$22,029	$21,991	$6,180

With no related allowance:
Commercial and industrial	$6,438	$6,441	$—
Agricultural and farmland	13,369	13,376	—
Commercial real estate - owner occupied	10,089	10,097	—
Commercial real estate - non-owner occupied	3,297	3,299	—
Multi-family	1,328	1,324	—
Construction and land development	104	103	—
One-to-four family residential	7,986	7,959	—
Municipal, consumer, and other	4,775	4,761	—
Total	$47,386	$47,360	$—

Total
Commercial and industrial	$10,730	$10,733	$2,170
Agricultural and farmland	13,959	13,966	105
Commercial real estate - owner occupied	10,919	10,927	270
Commercial real estate - non-owner occupied	3,396	3,398	70
Multi-family	1,328	1,324	—
Construction and land development	3,783	3,782	567
One-to-four family residential	11,387	11,349	822
Municipal, consumer, and other	13,913	13,872	2,176
Total	$69,415	$69,351	$6,180

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$3,486	$49	$3,122	$35
Agricultural and farmland	573	4	1,733	20
Commercial real estate - owner occupied	828	11	6,450	69
Commercial real estate - non-owner occupied	99	2	103	2
Multi-family	—	—	1,359	18
Construction and land development	3,064	41	2,892	44
One-to-four family residential	3,261	27	3,034	22
Municipal, consumer, and other	12,487	83	241	2
Total	$23,798	$217	$18,934	$212

With no related allowance:
Commercial and industrial	$5,941	$58	$11,251	$93
Agricultural and farmland	12,520	161	9,562	101
Commercial real estate - owner occupied	10,432	131	13,024	133
Commercial real estate - non-owner occupied	3,340	41	8,242	87
Multi-family	—	—	—	—
Construction and land development	324	4	123	1
One-to-four family residential	8,344	62	9,641	69
Municipal, consumer, and other	1,370	56	146	1
Total	$42,271	$513	$51,989	$485

Total
Commercial and industrial	$9,427	$107	$14,373	$128
Agricultural and farmland	13,093	165	11,295	121
Commercial real estate - owner occupied	11,260	142	19,474	202
Commercial real estate - non-owner occupied	3,439	43	8,345	89
Multi-family	—	—	1,359	18
Construction and land development	3,388	45	3,015	45
One-to-four family residential	11,605	89	12,675	91
Municipal, consumer, and other	13,857	139	387	3
Total	$66,069	$730	$70,923	$697

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status as of March 31, 2020 and December 31, 2019:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
March 31, 2020	Current	Past Due	Past Due	Nonaccrual	Loans
	(dollars in thousands)
Commercial and industrial	$295,114	$244	$—	$3,908	$299,266
Agricultural and farmland	222,877	—	—	5,824	228,701
Commercial real estate - owner occupied	227,160	1,642	—	806	229,608
Commercial real estate - non-owner occupied	539,807	485	—	223	540,515
Multi-family	177,172	—	—	—	177,172
Construction and land development	232,142	—	—	169	232,311
One-to-four family residential	307,003	2,416	264	4,242	313,925
Municipal, consumer, and other	111,040	214	—	200	111,454
Total	$2,112,315	$5,001	$264	$15,372	$2,132,952

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2019	Current	Past Due	Past Due	Nonaccrual	Loans
	(dollars in thousands)
Commercial and industrial	$301,975	$558	$—	$4,642	$307,175
Agricultural and farmland	201,519	—	—	6,257	207,776
Commercial real estate - owner occupied	228,218	941	—	2,003	231,162
Commercial real estate - non-owner occupied	579,626	131	—	—	579,757
Multi-family	177,696	—	—	1,377	179,073
Construction and land development	224,716	140	—	31	224,887
One-to-four family residential	307,712	1,329	75	4,464	313,580
Municipal, consumer, and other	119,898	247	26	245	120,416
Total	$2,141,360	$3,346	$101	$19,019	$2,163,826

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present total loans by category based on their assigned risk ratings determined by management as of March 31, 2020 and December 31, 2019:

March 31, 2020	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$262,646	$25,831	$10,789	$—	$299,266
Agricultural and farmland	202,195	12,409	14,097	—	228,701
Commercial real estate - owner occupied	197,131	20,884	11,593	—	229,608
Commercial real estate - non-owner occupied	490,549	48,008	1,958	—	540,515
Multi-family	175,824	1,348	—	—	177,172
Construction and land development	225,022	3,765	3,524	—	232,311
One-to-four family residential	289,942	11,406	12,577	—	313,925
Municipal, consumer, and other	97,404	293	13,757	—	111,454
Total	$1,940,713	$123,944	$68,295	$—	$2,132,952

December 31, 2019	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

There were no troubled debt restructurings during the three months ended March 31, 2020. The following tables present the financial effect of troubled debt restructurings for the three months ended March 31, 2019:

				Charge-offs
		Recorded Investment		and Specific
Three Months Ended March 31, 2019	Number	Pre-Modification	Post-Modification	Reserves
	(dollars in thousands)
Agricultural and farmland	1	$285	$285	$30
Total	1	$285	$285	$30

During the three months ended March 31, 2019, all troubled debt restructurings were the result of a payment concession.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three months ended March 31, 2020 and $672,000 which had subsequent payment defaults during the three months ended March 31, 2019. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of March 31, 2020 and December 31, 2019, the Company had $8,805,000 and $9,315,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Beginning balance	$1,662	$2,101
Reclassification from non-accretable difference	8	136
Accretion income	(160)	(527)
Ending balance	$1,510	$1,710

NOTE 4 – LOAN SERVICING

Mortgage loans serviced for others, not included in the accompanying consolidated balance sheets, amounted to $1,127,059,000 and $1,152,535,000 as of March 31, 2020 and December 31, 2019, respectively. Activity in mortgage servicing rights is as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Beginning balance	$8,518	$10,918
Capitalized servicing rights	214	160
Fair value adjustment:
Attributable to payments and principal reductions	(403)	(306)
Attributable to changes in valuation inputs and assumptions	(1,982)	(856)
Total fair value adjustment	(2,385)	(1,162)
Ending balance	$6,347	$9,916

NOTE 5 – FORECLOSED ASSETS

Foreclosed assets activity is as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Beginning balance	$5,099	$9,559
Transfers from loans	19	1,408
Proceeds from sales	(677)	(511)
Sales through loan origination	—	(269)
Net gain (loss) on sales	75	89
Direct write-downs	(47)	(125)
Ending balance	$4,469	$10,151

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gains (losses) on foreclosed assets includes the following for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Direct write-downs	$(47)	$(125)
Net gain (loss) on sales	75	89
Guarantee reimbursements	7	19
Gains (losses) on foreclosed assets	$35	$(17)

The carrying value of foreclosed one-to-four family residential real estate property as of March 31, 2020 and December 31, 2019, was $980,000 and $1,037,000, respectively. As of March 31, 2020, there were 8 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $564,000. As of December 31, 2019, there were 10 residential real estate loans in the process of foreclosure totaling approximately $588,000.

NOTE 6 – DEPOSITS

The Company’s deposits are summarized below:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Noninterest-bearing deposits	$676,341	$689,116
Interest-bearing deposits:
Interest-bearing demand	810,074	814,639
Money market	472,532	477,765
Savings	444,137	438,927
Time	327,219	356,408
Total interest-bearing deposits	2,053,962	2,087,739
Total deposits	$2,730,303	$2,776,855

Money market deposits include $24,510,000 and $14,309,000 of reciprocal transaction deposits as of March 31, 2020 and December 31, 2019, respectively. Time deposits include $3,679,000 and $3,538,000 of reciprocal time deposits as of March 31, 2020 and December 31, 2019, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $28,060,000 and $44,754,000 as of March 31, 2020 and December 31, 2019, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $110,055,000 and $130,293,000 as of March 31, 2020 and December 31, 2019, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of interest expense on deposits for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Interest-bearing demand	$251	$417
Money market	394	370
Savings	70	68
Time	880	1,128
Total interest expense on deposits	$1,595	$1,983

NOTE 7 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of March 31, 2020 and December 31, 2019.  Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of March 31, 2020 and December 31, 2019 was $534,220,000 and $548,229,000, respectively. As of March 31, 2020 and December 31, 2019, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Banks’ participation in the FHLB’s Mortgage Partnership Finance Program.

The Banks also have available a line of credit from the FHLB with available borrowings based on the collateral pledged. There was no outstanding balance under the line of credit as of March 31, 2020 and December 31, 2019. The line, when drawn upon, is due on demand and bears interest at a variable rate.

State Bank of Lincoln also has available a line of credit from the Federal Reserve Bank of Chicago (FRB) with available borrowings based on the collateral pledged. As of March 31, 2020 and December 31, 2019, the carrying value of debt securities pledged amounted to $531,000 and $515,000, respectively. There was no outstanding balance under the line of credit as of March 31, 2020 and December 31, 2019. The line, when drawn upon, is due on demand and bears interest at a variable rate.

NOTE 8 – SUBORDINATED DEBENTURES

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying value of subordinated debentures are summarized as follows:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	4,607	4,591
Total	$37,599	$37,583

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

The interest rates on the subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date immediately preceding each Distribution Payment Date specific to each subordinated debenture, plus a fixed percentage. The interest rates and maturities of the subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		March 31,	December 31,	Maturity
	Interest Rate		2020	2019	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	4.58%	4.74%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	2.27	3.42	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	2.09	3.24	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	4.63	4.79	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	3.64	4.79	December 31, 2037

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of March 31, 2020 and December 31, 2019,  100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are negotiated contracts entered into by two issuing counterparties containing specific agreement terms, including the underlying instrument, amount, exercise price, and maturities. The derivatives accounting guidance requires that the Company recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company designated certain interest rate swap agreements as cash flow hedges on variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on interest rate swaps designated as cash flow hedging instruments are reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	March 31, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Designated as cash flow hedges:	(dollars in thousands)
Fair value recorded in other liabilities	$17,000	$(1,612)	$17,000	$(676)

As of March 31, 2020, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of March 31, 2020 and December 31, 2019, the Company had cash pledged of $1,630,000 and $710,000, respectively, held on deposit at counterparties.

During the three months ended March 31, 2019, the Company had an interest rate swap contract with a notional amount of $10,000,000 designated as a cash flow hedge on variable-rate loans. Beginning April 1, 2019, this hedging relationship was no longer considered highly effective, and the Company discontinued hedge accounting. In accordance with hedge accounting guidance, the net unrealized gain associated with the discontinued hedging relationship, recorded within accumulated other comprehensive income, will be reclassified into earnings through April 7, 2020, the period the hedged forecasted transactions affect earnings. On June 25, 2019, the Company cancelled the interest rate swap agreement and received $174,000 to settle the financial instrument. As of March 31, 2020, the remaining unrealized gain recognized as a component of accumulated other comprehensive income was $29,000.

For the three months ended March 31, 2020 and 2019, the effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income to income	other comprehensive income
	Three Months Ended
	March 31,
	2020	2019
Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$32	$30
Subordinated debentures interest expense	(34)	—
Total	$(2)	$30

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swaps Not Designated as Hedging Instruments

The Company may offer interest rate swap agreements to its commercial borrowers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party financial institution. While these interest rate swap agreements generally worked together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	March 31, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Not designated as hedging instruments:	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with commercial borrower counterparties	$137,216	$21,946	$114,140	$8,532
Interest rate swaps with financial institution counterparty	—	—	24,216	110
Total fair value recorded in other assets	$137,216	$21,946	$138,356	$8,642

Fair value recorded in other liabilities:
Interest rate swaps with commercial borrower counterparties	$—	$—	$24,216	$(110)
Interest rate swaps with financial institution counterparty	137,216	(21,946)	114,140	(8,532)
Total fair value recorded in other liabilities	$137,216	$(21,946)	$138,356	$(8,642)

As of March 31, 2020, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of March 31, 2020 and December 31, 2019, the Company had $10,618,000 and $8,713,000, respectively, of debt securities pledged and held in safekeeping at the financial institution counterparty.

For the three months ended March 31, 2020 and 2019, the effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended
	March 31,
	2020	2019
Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$13,571	$1,169
Gross losses	(13,571)	(1,169)
Net gains (losses)	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total
	(dollars in thousands)
Three Months Ended March 31, 2020
Balance, December 31, 2019	$8,659	$(131)	$(696)	$7,832
Other comprehensive income (loss) before reclassifications	7,602	—	(970)	6,632
Reclassifications	—	(9)	2	(7)
Other comprehensive income (loss), before tax	7,602	(9)	(968)	6,625
Income tax expense (benefit)	2,166	(2)	(276)	1,888
Other comprehensive income (loss), after tax	5,436	(7)	(692)	4,737
Balance, March 31, 2020	$14,095	$(138)	$(1,388)	$12,569

Three Months Ended March 31, 2019
Balance, December 31, 2018	$(4,561)	$122	$151	$(4,288)
Other comprehensive income (loss) before reclassifications	5,656	—	(244)	5,412
Reclassifications	—	(82)	(30)	(112)
Other comprehensive loss	5,656	(82)	(274)	5,300
Balance, March 31, 2019	$1,095	$40	$(123)	$1,012

The amounts reclassified from accumulated other comprehensive income (loss) for unrealized gains (losses) on debt securities available-for-sale are included in gain (loss) on securities in the accompanying consolidated statements of income.

The amounts reclassified from accumulated other comprehensive income (loss) for unrealized gains on debt securities held-to-maturity are included in securities interest income in the accompanying consolidated statements of income.

The amounts reclassified from accumulated other comprehensive income (loss) for the fair value of derivative financial instruments represent net interest payments received or made on derivatives designated as cash flow hedges. See Note 9 for additional information.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – INCOME TAXES

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. The consolidated statements of income present unaudited pro forma C Corp equivalent information for the three months ended March 31, 2019.

Allocation of income tax expense between current and deferred portions for the three months ended March 31 is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Current
Federal	$1,721	$—
State	988	215
Total current	2,709	215

Deferred
Federal	(457)	—
State	(221)	—
Total deferred	(678)	—
Income tax expense	$2,031	$215

Income tax expense differs from the statutory federal rate for the three months ended March 31 due to the following:

	Three Months Ended March 31,
	2020		2019
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Federal income tax, at statutory rate	$1,733	21.0%	$—	—%
Increase (decrease) resulting from:
Federally tax exempt interest income	(357)	(4.3)	—	—
State taxes, net of federal benefit	631	7.6	215	1.1
Other	24	0.3	—	—
Income tax expense	$2,031	24.6%	$215	1.1%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$7,378	$6,309
Compensation related	5,482	5,859
Nonaccrual interest	631	858
Foreclosed assets	74	574
Goodwill	482	531
Other	1,460	1,282
Total deferred tax assets	15,507	15,413

Deferred tax liabilities
Fixed asset depreciation	4,146	4,201
Mortgage servicing rights	1,809	2,428
Other purchase accounting adjustments	1,327	1,356
Intangible assets	773	841
Prepaid assets	425	504
Net unrealized gain on debt securities available-for-sale	4,418	2,251
Other	413	426
Total deferred tax liabilities	13,311	12,007
Net deferred tax asset	$2,196	3,406

NOTE 12 – EARNINGS PER SHARE

ASC 260, Earnings Per Share, requires unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The Company has granted restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Diluted earnings per share is computed using the treasury stock and reflects the potential dilution that could occur if the Company’s outstanding restricted stock units were vested. At March 31, 2020, 14,880 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents. There were no restricted stock units outstanding during the three months ended March 31, 2019.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Numerator:
Net income	$6,221	$18,736
Earnings allocated to unvested restricted stock units	(15)	—
Numerator for earnings per share - basic and diluted	$6,206	$18,736

Denominator:
Weighted average common shares outstanding	27,457,306	18,027,512
Dilutive effect of outstanding restricted stock units	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,457,306	18,027,512

Earnings per share - Basic	$0.23	$1.04
Earnings per share - Diluted	$0.23	$1.04

NOTE 13 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (the SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved termination of the SERP agreements, and each participant will receive a lump sum payment equal to the present value of any remaining installment payments, payable in June 2020. As of March 31, 2020 and December 31, 2019, the deferred compensation liability for the SERP was $13,589,000 and $12,789,000, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized deferred compensation expense for the SERP of $970,000 and $125,000, respectively.

NOTE 14 – STOCK-BASED COMPENSATION PLANS

The Company has adopted the HBT Financial, Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock available for issuance under the Omnibus Incentive Plan is 1,820,000 shares.

The following is a summary of stock-based compensation expense (benefit) during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Restricted stock units	$67	$—
Stock appreciation rights	(335)	(115)
Total stock-based compensation expense (benefit)	$(268)	$(115)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

A restricted stock unit grants a participant the right to receive one share of common stock, following the completion of the requisite service period. Restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and is recognized on a straight-line basis over the vesting period for the entire award. Non-forfeitable dividend equivalents are paid on non-vested restricted stock units and are classified as dividends charged to retained earnings. If restricted stock units are subsequently forfeited, the non-forfeitable dividends related to the forfeited restricted stock units are reclassified to compensation cost in the period the forfeiture occurs.

On January 28, 2020, the Company granted 70,400 restricted stock units to certain key employees which vest in four equal annual installments beginning on February 1, 2021. On January 28, 2020, the Company also granted 2,750 restricted stock units to non-employee directors which vest on February  1, 2021. The total fair value of the restricted stock units granted was $1,392,000, based on the grant date closing price of $19.03 per share.

The following is a summary of outstanding restricted stock unit activity during the three months ended March 31, 2020 and 2019:

Three Months Ended March 31,
	2020		2019
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock Units	Grant Date	Stock Units	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning balance	—	$—	—	$—
Granted	73,150	19.03	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,150	$19.03	—	$—

A further summary of outstanding restricted stock units as of March 31, 2020, is as follows:

		Weighted Average
		Remaining
Range of Grant Date Fair Values	Outstanding	Contractual Term
$ 19.03	73,150	3.7	years

As of March 31, 2020, unrecognized compensation cost related to non-vested restricted stock units was $1,325,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Appreciation Rights

A stock appreciation right grants a participant the right to receive an amount of cash, the value of which equals the appreciation in the Company’s stock price between the grant date and the exercise date. Stock appreciation rights units are classified as liabilities. Prior to becoming a public entity, the liability was based on the intrinsic value of the stock appreciation rights, calculated using the grant date assigned value and an independent appraisal of the Company’s stock price that was subject to approval by the Board of Directors. Since becoming a public entity on October 11, 2019, the liability was based on an option-pricing model used to estimate the fair value of the stock appreciation rights. Compensation cost for unvested stock appreciation rights is recognized on a straight line basis over the vesting period of the entire award. The unvested stock appreciation rights vest in four equal annual installments beginning on the first anniversary of the grant date.

The following is a summary of outstanding stock appreciation rights activity during the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended March 31,
	2020		2019
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	110,160	$16.32	91,800	$5.73
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Ending balance	110,160	$16.32	91,800	$5.73

A further summary of outstanding stock appreciation rights as of March 31, 2020, is as follows:

			Weighted Average
			Remaining
Range of Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	110,160	79,560	9.4	years

As of March 31, 2020, unrecognized compensation cost related to non-vested stock appreciation rights was $23,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2020 and December 31, 2019, the liability recorded for outstanding stock appreciation rights was $74,000 and $409,000, respectively. As of March 31, 2020 and December 31, 2019, the Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	March 31,	December 31,
	2020	2019
Risk-free interest rate	0.67%	1.90%
Expected volatility	32.47%	28.83%
Expected life (in years)	9.4	9.7
Expected dividend yield	5.70%	3.16%

As of March 31, 2020, the liability recorded for previously exercised stock appreciation rights was $1,206,000, which will be paid in four remaining equal annual installments. As of December 31, 2019, the liability recorded for previously exercised units was $1,512,000.

NOTE 15 – REGULATORY MATTERS

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. As allowed under the Basel III rules, the Banks and Company elected to exclude accumulated other comprehensive income, including unrealized gains and losses on debt securities, in the computation of regulatory capital.

The ability of the Company to pay dividends to its stockholders is dependent upon the ability of the Banks to pay dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. Under the Basel III regulations, a capital conservation buffer calculation will phase in over five years which limits allowable bank dividends if regulatory capital ratios fall below specific thresholds. As of March 31, 2020 and December 31, 2019, the capital conservation buffer was 2.5%.

HBT Financial, Inc. (on a consolidated basis) and the Banks are each subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the financial statements of HBT Financial, Inc. and the Banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, HBT Financial, Inc. (on a consolidated basis) and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Management believes, as of March 31, 2020 and December 31, 2019, that HBT Financial, Inc. and the Banks each met all capital adequacy requirements to which they are subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of HBT Financial, Inc.  (on a consolidated basis) and the Banks are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$363,205	15.03%	$193,326	8.00%	N/A	N/A
Heartland Bank	322,026	14.54	177,196	8.00	$221,495	10.00%
State Bank of Lincoln	35,356	17.74	15,944	8.00	19,930	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$337,118	13.95%	$144,995	6.00%	N/A	N/A
Heartland Bank	298,547	13.48	132,897	6.00	$177,196	8.00%
State Bank of Lincoln	32,863	16.49	11,958	6.00	15,944	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$300,684	12.44%	$108,746	4.50%	N/A	N/A
Heartland Bank	298,547	13.48	99,673	4.50	$143,972	6.50%
State Bank of Lincoln	32,863	16.49	8,969	4.50	12,955	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$337,118	10.70%	$125,991	4.00%	N/A	N/A
Heartland Bank	298,547	10.55	113,149	4.00	$141,436	5.00%
State Bank of Lincoln	32,863	10.32	12,735	4.00	15,919	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,994	14.54%	$196,358	8.00%	N/A	N/A
Heartland Bank	315,516	14.02	180,071	8.00	$225,088	10.00%
State Bank of Lincoln	35,390	17.58	16,104	8.00	20,130	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$334,695	13.64%	$147,268	6.00%	N/A	N/A
Heartland Bank	295,385	13.12	135,053	6.00	$180,071	8.00%
State Bank of Lincoln	33,222	16.50	12,078	6.00	16,104	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$298,277	12.15%	$110,451	4.50%	N/A	N/A
Heartland Bank	295,385	13.12	101,290	4.50	$146,307	6.50%
State Bank of Lincoln	33,222	16.50	9,058	4.50	13,084	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$334,695	10.38%	$129,027	4.00%	N/A	N/A
Heartland Bank	295,385	10.25	115,281	4.00	$144,102	5.00%
State Bank of Lincoln	33,222	9.82	13,531	4.00	16,914	5.00

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements are summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC on March 27, 2020. There were no transfers between levels during the three months ended March 31, 2020 and 2019. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balances of the assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

March 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$51,175	$—	$51,175
Municipal	—	168,245	—	168,245
Mortgage-backed:
Agency residential	—	188,618	—	188,618
Agency commercial	—	132,517	—	132,517
Corporate	—	75,010	—	75,010
Equity securities with readily determinable fair values	3,207	—	—	3,207
Mortgage servicing rights	—	—	6,347	6,347
Derivative financial assets	—	21,946	—	21,946
Derivative financial liabilities	—	23,558	—	23,558

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$49,615	$—	$49,615
Municipal	—	133,738	—	133,738
Mortgage-backed:
Agency residential	—	200,678	—	200,678
Agency commercial	—	134,954	—	134,954
Corporate	—	73,419	—	73,419
Equity securities with readily determinable fair values	3,241	—	—	3,241
Mortgage servicing rights	—	—	8,518	8,518
Derivative financial assets	—	8,642	—	8,642
Derivative financial liabilities	—	9,318	—	9,318

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2019 to March 31, 2020.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment Securities

When available, the Company uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Company’s securities where quoted prices are not available for identical securities in an active market, the Company determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace. Fair values from these models are verified, where possible, against quoted market prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2. However, when prices from independent sources vary, cannot be obtained or cannot be corroborated, a security is generally classified as Level 3. The change in fair value of debt securities available-for-sale is recorded through an adjustment to the consolidated statement of comprehensive income. The change in fair value of equity securities with readily determinable fair values is recorded through an adjustment to the consolidated statement of income.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

March 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$6,347	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 59.1% (15.7%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$8,518	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 68.5% (12.3%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019:

March 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Loans held for sale	$—	$4,805	$—	$4,805
Collateral-dependent impaired loans	—	—	16,789	16,789
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	4,469	4,469

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Loans held for sale	$—	$4,531	$—	$4,531
Collateral-dependent impaired loans	—	—	15,811	15,811
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	5,099	5,099

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

March 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$16,789	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	4,469	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$15,811	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	5,099	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019:

	Fair Value	March 31, 2020		December 31, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$265,436	$265,436	$283,971	$283,971
Interest-bearing time deposits with banks	Level 1	—	—	248	248
Debt securities held-to-maturity	Level 2	79,741	83,564	88,477	90,529
Restricted stock	Level 3	2,425	2,425	2,425	2,425
Loans, net	Level 3	2,106,865	2,134,424	2,141,527	2,181,103
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	12,096	12,096	13,951	13,951

Financial liabilities:
Time deposits	Level 3	327,219	328,587	356,408	355,340
Securities sold under agreements to repurchase	Level 2	40,811	40,811	44,433	44,433
Subordinated debentures	Level 3	37,599	31,431	37,583	31,959
Accrued interest payable	Level 2	1,024	1,024	1,132	1,132

The Company estimated the fair value of lending related commitments as described in Note 17 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Such commitments and conditional obligations were as follows as of March 31, 2020 and December 31, 2019:

	Contractual Amount
	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Commitments to extend credit	$502,244	$542,705
Standby letters of credit	9,474	8,991

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

The following is management’s discussion and analysis of the financial condition as of March 31, 2020 (unaudited), as compared with December 31, 2019, and the results of operations for the three months ended March 31, 2020 and 2019 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10‑Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be attained for any other period.

OVERVIEW

HBT Financial, Inc. is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and State Bank of Lincoln. The Banks provide a comprehensive suite of business, commercial, wealth management and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois through 64 branches. As of March 31, 2020,  the Company had total assets of $3.2 billion, total loans held for investment of $2.1 billion, total deposits of $2.7 billion and stockholders’ equity of $340 million. HBT Financial, Inc. is a longstanding Central Illinois company, with banking roots that can be traced back 100 years.

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

Below is a summary of the loan and deposit balances by the metropolitan and micropolitan statistical areas in which we operate:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Loans, before allowance for loan losses
Bloomington-Normal	$508,101	$552,787
Champaign-Urbana	210,254	209,317
Chicago	1,038,953	1,020,524
Lincoln	113,484	107,162
Ottawa-Peru	97,631	103,665
Peoria	164,529	170,371
Loans, before allowance for loan losses	$2,132,952	$2,163,826

Total deposits
Bloomington-Normal	$692,635	$694,519
Champaign-Urbana	149,284	152,108
Chicago	916,405	911,916
Lincoln	172,070	194,784
Ottawa-Peru	298,047	290,138
Peoria	501,862	533,390
Total deposits	$2,730,303	$2,776,855

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

COVID-19 Response and Impact Overview

The COVID-19 pandemic has presented significant health and economic disruption throughout the U.S. and the communities we serve.  We have taken a number of steps to support our employees and customers while maintaining the health and safety of all involved, including, but not limited to:

•	Enabling work from home for many employees and social distancing employees who need to report to the office;
•	Maintaining regular business hours at branches for drive-up services and the call center to serve customers;
•	Limiting branch lobby service to appointment only with only four out of 64 branch locations closed temporarily;
•	Offering loan payment modifications to customers experiencing financial hardship due to COVID-19;
•	Waiving or refunding overdraft and ATM fees, as well as time deposit early withdrawal penalties, to customers experiencing financial hardship due to COVID-19;
•

Participating in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) with $147.2 million of PPP loans for 1,225 businesses in our communities approved and funded subsequent to March 31, 2020 through April 30, 2020.

While the COVID-19 pandemic has not materially impacted our operations as of March 31, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. While the length, duration and ultimate impact of these actions are unknown at this time, if these actions are sustained, they may adversely impact the businesses we serve and impair the ability of our customers to fulfill their contractual obligations to us. This could adversely affect our asset valuations, financial condition, liquidity and results of operations, and the impacts may be material. Adverse impacts of the COVID-19 pandemic to our results of operations may include, but are not limited to:

•	Decrease in net interest income and net interest margin, as a result of the lower interest rate environment;
•	Increase in provision for loan losses due to increased net charge-offs and deterioration in the loan portfolio’s credit quality, as a result of the economic slow-down caused by the COVID-19 pandemic;
•	Decrease in debit and credit card interchange income, as a result of a lower level of consumer activity and lower associated volume of debit and credit card transactions;
•	Decrease in service charge income on deposit accounts, such as overdraft fees, as a result of an increase in waived or refunded fees and federal economic stimulus payments received by customers;
•	Decrease in wealth management fees, as a result of decreases in values of assets held under management or administration;
•

Increase in loan servicing, collection, and other administrative costs, as a result of loan modifications granted to customers experiencing financial hardship due to COVID-19 or an increase in the level of non-performing assets; and

•	Decrease in demand for loans, as a result of the economic slow-down caused by the COVID-19 pandemic.

Adverse impacts may also include valuation impairments on our goodwill, intangible assets, investment securities, loans, mortgage servicing rights, deferred tax assets or counter-party risk derivatives.

The Company’s executive management continues to closely monitor the COVID-19 pandemic. As of the date of this filing, we anticipate we will continue to take actions to support our customers in a manner consistent with the current guidance provided by Federal banking regulatory authorities.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve Board’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and, to some degree, by the Federal Reserve Board’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. During 2019, overall market interest rates started to decline. The Federal Open Markets Committee lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In March 2020, the Federal Open Markets Committee lowered Federal Funds target rates twice, for a combined decrease of 150 basis points in response to recent economic downturn related to the COVID-19 pandemic. We expect these rate cuts, and potential future decreases in interest rates and increases in nonperforming loans as a result of the recent economic downturn related to the COVID-19 pandemic, to continue to put downward pressure on our net interest margin. In general, we believe that rate increases will lead to improved net interest margins while rate decreases will result in lower net interest margins.

Credit Trends

We focus on originating loans with appropriate risk / reward profiles. We have a detailed loan policy that guides our overall loan origination philosophy and a well-established loan approval process that requires experienced credit officers to approve larger loan relationships. Although we believe our loan approval process and credit review process is a strength that allows us to maintain a high quality loan portfolio, we recognize that credit trends in the markets in which we operate and in our loan portfolio can materially impact our financial condition and performance and that these trends are primarily driven by the economic conditions in our markets. In addition, the economic slow-down caused by the COVID-19 pandemic may result in decreases in loan demand and increases in provision for loan losses due to increased net charge-offs and deterioration in the loan portfolio’s credit quality.

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

The following table illustrates the impact of being taxed as a C Corporation for the three months ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share amounts)
As Reported
Income before income tax expense	$8,252	$18,951
Income tax expense	2,031	215
Net income	$6,221	$18,736

Earnings per share - Basic	$0.23	$1.04
Earnings per share - Diluted	$0.23	$1.04

Effective tax rate	24.6%	1.1%

Unaudited Pro Forma C Corp Equivalent
Historical income before income tax expense	N/A	$18,951
C Corp equivalent income tax expense	N/A	4,915
C Corp equivalent net income	N/A	$14,036

C Corp equivalent earnings per share - Basic	N/A	$0.78
C Corp equivalent earnings per share - Diluted	N/A	$0.78

Effective tax rate	N/A	25.9%

N/A  Not applicable.

The C Corp equivalent effective rate reflects a federal income tax rate of 21% and state income tax rate of 9.5% for the three months ended March 31, 2019.

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

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share amounts)
Statement of Income Information
Total interest and dividend income	$32,720	$36,949
Total interest expense	2,058	2,497
Net interest income	30,662	34,452
Provision for loan losses	4,355	776
Net income after provision for loan losses	26,307	33,676
Total noninterest income	5,252	7,487
Total noninterest expense	23,307	22,212
Income before income tax expense	8,252	18,951
Income tax expense	2,031	215
Net income	$6,221	$18,736

C Corp equivalent net income (1)	N/A	$14,036
Adjusted net income (2)	$8,379	14,359

Net interest income (tax-equivalent basis) (2)	$31,125	$35,062

Share and Per Share Information
Earnings per share - Diluted	$0.23	$1.04
C Corp equivalent earnings per share - Diluted (1)	N/A	0.78
Adjusted earnings per share - Diluted (2)	0.30	0.80

Weighted average number shares of common stock outstanding	27,457,306	18,027,512

Summary Ratios
Net interest margin *	4.00%	4.44%
Net interest margin (tax-equivalent basis) * (2)	4.06	4.52
Yield on loans *	5.16	5.69
Yield on interest-earning assets *	4.27	4.76
Cost of interest-bearing liabilities *	0.39	0.45
Cost of total deposits *	0.23	0.29

Efficiency ratio	64.01%	52.07%
Efficiency ratio (tax-equivalent basis) (2)	63.20	51.32

Return on average assets *	0.78%	2.32%
Return on average stockholders' equity *	7.29	21.59
Return on average tangible common equity * (2)	7.92	23.55

C Corp equivalent return on average assets * (1)	N/A	1.74%
C Corp equivalent return on average stockholders' equity * (1)	N/A	16.17
C Corp equivalent return on average tangible common equity * (1) (2)	N/A	17.64

Adjusted return on average assets * (2)	1.05%	1.78%
Adjusted return on average stockholders' equity * (2)	9.81	16.54
Adjusted return on average tangible common equity * (2)	10.67	18.05

*       Annualized measure.

(1)

Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period. No such adjustment is necessary for periods subsequent to 2019.

(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

N/A  Not applicable.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, net income was $6.2 million decreasing by $12.5 million, or 66.8%, when compared to net income for the three months ended March 31, 2019, or a decrease of $7.8 million, or 55.7%, when compared to C Corp equivalent net income for the three months ended March 31, 2019.  Net income declined primarily due to lower net interest income, higher provision for loan losses, and a larger negative mortgage servicing rights adjustment. Net interest income declined by $3.8 million, primarily as a result of a lower interest rate environment. Provision for loan losses increased by $3.6 million, primarily due to the economic weakness resulting from the COVID-19 pandemic. The $1.2 million larger decline in the mortgage servicing rights fair value adjustment was primarily attributable to faster expected prepayment rates within the serviced loan portfolio as a result of increased refinance activity driven by the low interest rate environment. Also contributing to lower earnings were a charge of $0.8 million associated with the termination of the supplemental executive retirement plan (SERP) included in the employee benefits expense, and net earnings from First Community Title Services, Inc. and HBT Insurance of $0.6 million, including gains on sales, which were sold during the three months ended March 31, 2019.

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

The following tables sets forth average balances, average yields and costs, and certain other information for the three months ended March 31, 2020 and 2019. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *
	(dollars in thousands)
ASSETS
Loans	$2,141,031	$27,615	5.16%	$2,164,330	$30,773	5.69%
Securities	668,572	4,362	2.61	806,504	5,474	2.71
Deposits with banks	251,058	729	1.16	131,663	687	2.09
Other	2,425	14	2.37	2,719	15	2.24
Total interest-earning assets	3,063,086	$32,720	4.27%	3,105,216	$36,949	4.76%
Allowance for loan losses	(22,474)			(20,441)
Noninterest-earning assets	148,131			148,518
Total assets	$3,188,743			$3,233,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$811,866	$251	0.12%	$826,456	$417	0.20%
Money market	464,124	394	0.34	442,520	370	0.33
Savings	434,276	70	0.06	424,986	68	0.06
Time	341,770	880	1.03	432,877	1,128	1.04
Total interest-bearing deposits	2,052,036	1,595	0.31	2,126,839	1,983	0.37
Securities sold under agreements to repurchase	41,968	20	0.19	42,089	14	0.13
Borrowings	221	—	0.52	557	3	2.56
Subordinated debentures	37,589	443	4.72	37,528	497	5.30
Total interest-bearing liabilities	2,131,814	$2,058	0.39%	2,207,013	$2,497	0.45%
Noninterest-bearing deposits	670,714			650,630
Noninterest-bearing liabilities	44,696			28,493
Total liabilities	2,847,224			2,886,136
Stockholders' Equity	341,519			347,157
Total liabilities and stockholders’ equity	$3,188,743			3,233,293

Net interest income/Net interest margin (3)		$30,662	4.00%		$34,452	4.44%
Tax-equivalent adjustment (2)		463	0.06		610	0.08
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$31,125	4.06%		$35,062	4.52%
Net interest rate spread (4)			3.88%			4.31%
Net interest-earning assets (5)	$931,272			$898,203
Ratio of interest-earning assets to interest-bearing liabilities	1.44			1.41
Cost of total deposits			0.23%			0.29%

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following tables set forth the components of loan interest income, which includes contractual interest on loans, loan fees, accretion of acquired loan discounts and earnings on net cash flow hedges.

	Three Months Ended March 31,
	2020		2019
		Yield		Yield
	Interest	Contribution *	Interest	Contribution *
	(dollars in thousands)
Contractual interest	$26,022	4.86%	$28,581	5.28%
Loan fees	1,164	0.22	799	0.15
Accretion of acquired loan discounts	397	0.07	1,363	0.25
Net cash flow hedge earnings	32	0.01	30	0.01
Total loan interest income	$27,615	5.16%	$30,773	5.69%

*       Annualized measure.

The following tables set forth the components of net interest income, which includes contractual interest on loans, contractual interest on securities, contractual interest on interest-bearing deposits in banks, loan fees, accretion of acquired loan discounts, securities amortization, net and other interest and dividend income. Total interest expense consists of contractual interest on deposits, contractual interest on other interest-bearing liabilities and other.

	Three Months Ended March 31,
	2020		2019
		Net Interest		Net Interest
		Margin		Margin
	Interest	Contribution *	Interest	Contribution *
	(dollars in thousands)
Interest income:
Contractual interest on loans	$26,022	3.40%	$28,581	3.68%
Contractual interest on securities	5,151	0.67	6,406	0.82
Contractual interest on deposits with banks	729	0.09	687	0.09
Loan fees	1,164	0.15	799	0.10
Accretion of loan discounts	397	0.05	1,363	0.18
Securities amortization, net	(790)	(0.10)	(932)	(0.12)
Other	47	0.01	45	0.01
Total interest income	32,720	4.27	36,949	4.76

Interest expense:
Contractual interest on deposits	1,588	0.21	2,001	0.26
Contractual interest on other interest-bearing liabilities	413	0.05	498	0.06
Other	57	0.01	(2)	—
Total interest expense	2,058	0.27	2,497	0.32
Net interest income	30,662	4.00	34,452	4.44
Tax equivalent adjustment (1)	463	0.06	610	0.08
Net interest income (tax equivalent) (1) (2)	$31,125	4.06%	$35,062	4.52%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

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

	Three Months Ended March 31, 2020
	vs.
	Three Months Ended March 31, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$(328)	$(2,830)	$(3,158)
Securities	(913)	(199)	(1,112)
Deposits with banks	437	(395)	42
Other	(2)	1	(1)
Total interest-earning assets	(806)	(3,423)	(4,229)

Interest-earning liabilities:
Interest-bearing deposits:
Interest-bearing demand	(7)	(159)	(166)
Money market	19	5	24
Savings	1	1	2
Time	(235)	(13)	(248)
Total interest-bearing deposits	(222)	(166)	(388)
Securities sold under agreements to repurchase	—	6	6
Borrowings	(1)	(2)	(3)
Subordinated debentures	1	(55)	(54)
Total interest-bearing liabilities	(222)	(217)	(439)
Change in net interest income	$(584)	$(3,206)	$(3,790)

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Net interest income for the three months ended March 31, 2020 decreased $3.8 million, or 11.0%, to $30.7 million from $34.5 million for the three months ended March 31, 2019. The decrease is primarily attributable to declines in benchmark interest rates, which drove lower yields on interest-earning assets, and a lower level of interest-earning assets. Partially offsetting these declines were a lower average balance in time deposits and a lower cost of interest-bearing demand deposits. Net interest margin decreased as well to 4.00% for the three months ended March 31, 2020 compared to 4.44% for the three months ended March 31, 2019. The contribution of acquired loan discount accretion to net interest income declined to $0.4 million or 5 basis points of the net interest margin, for the three months ended March 31, 2020 from $1.4 million or 18 basis points of the net interest margin, for the three months ended March 31, 2019.

The quarterly net interest margins were as follows:

	2020	2019
Three months ended
March 31,	4.00%	4.44%
June 30,	—	4.36
September 30,	—	4.31
December 31,	—	4.12

During 2019, overall market interest rates started to decline. The Federal Open Markets Committee lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In March 2020, the Federal Open Markets Committee lowered Federal Funds target rates twice, for a combined decrease of 150 basis points in response to recent economic downturn related to the COVID-19 pandemic. We expect these rate cuts, and potential future decreases in interest rates and increases in nonperforming loans as a result of the recent economic downturn related to the COVID-19 pandemic, to continue to put downward pressure on our net interest margin. In general, we believe that rate increases will lead to improved net interest margins while rate decreases will result in lower net interest margins.

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

The deterioration of economic conditions related to the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the communities that we serve. As a result, our provision for loan losses may increase, possibly materially, and adversely affect our financial condition, results of operations, and cash flows.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

The provision for loan losses was $4.4 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase in provision for loan losses was primarily due to $3.3 million reserve build related to adjustments to qualitative factors to reflect the economic weakness resulting from the COVID-19 pandemic. The remaining $1.1 million of the provision was primarily due to a $1.3 million increase in a specific reserve related to one credit offset by a decrease in specific reserves related to several other credits.

Noninterest Income

The following table outlines the amount of and changes to the various noninterest income line items as of the dates indicated.

	Three Months Ended March 31,
	2020	2019	$ Change
	(dollars in thousands)
Card income	$1,792	$1,832	$(40)
Service charges on deposit accounts	1,834	1,763	71
Wealth management fees	1,814	1,747	67
Mortgage servicing	724	729	(5)
Mortgage servicing rights fair value adjustment	(2,171)	(1,002)	(1,169)
Gains on sale of mortgage loans	536	525	11
Gains (losses) on securities	(52)	79	(131)
Gains (losses) on foreclosed assets	35	(17)	52
Gains (losses) on other assets	(3)	905	(908)
Title insurance activity	—	129	(129)
Other noninterest income	743	797	(54)
Total noninterest income	$5,252	$7,487	$(2,235)

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Total noninterest income for the three months ended March 31, 2020 decreased by $2.2 million, or 29.9%, to $5.3 million from $7.5 million for the three months ended March 31, 2019. The decrease is primarily attributable to a $1.2 million larger negative mortgage servicing rights fair value adjustment and nonrecurring gains on sales of First Community Title Services, Inc. and HBT Insurance of $0.8 million during the three months ended March 31, 2019. Partially offsetting these decreases were higher service charges on deposit accounts and higher wealth management fees.

Noninterest Expense

The following table outlines the amount of and changes to the various noninterest expense line items as of the dates indicated.

	Three Months Ended March 31,
	2020	2019	$ Change
	(dollars in thousands)
Salaries	$12,754	$12,522	$232
Employee benefits	2,434	1,244	1,190
Occupancy of bank premises	1,828	1,837	(9)
Furniture and equipment	603	789	(186)
Data processing	1,586	1,162	424
Marketing and customer relations	1,044	933	111
Amortization of intangible assets	317	376	(59)
FDIC insurance	36	219	(183)
Loan collection and servicing	348	742	(394)
Foreclosed assets	89	164	(75)
Other noninterest expense	2,268	2,224	44
Total noninterest expense	$23,307	$22,212	$1,095

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Total noninterest expense for the three months ended March 31, 2020 increased by $1.1 million, or 4.9%, to $23.3 million from $22.2 million for the three months ended March 31, 2019. The increase is primarily due to higher employee benefits expense driven by a $0.8 million charge during the three months ended March 31, 2020 related to the termination of the SERP. The SERP liability varies inversely with interest rates and is payable in June 2020. In addition, an increase in medical benefit expenses were partially offset by a decrease in the cash-settled stock appreciation rights (SAR) liability due primarily to changes in the Company’s stock price. The employee benefits expense related to the cash-settled SAR liability resulted in a benefit of $0.3 million and a benefit of $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

Routine salary increases were offset by a reduction in employee count as a result of the sale of First Community Title Services, Inc. and HBT Insurance during the first quarter of 2019. Salaries and employee benefits expenses for First Community Title Services, Inc. and HBT Insurance was $0.3 million for the three months ended March 31, 2019. There was no salaries and employee benefits expenses for First Community Title Services, Inc. or HBT Insurance during the three months ended March 31, 2020. The decrease in FDIC insurance expense was due in part to the impact of the application of small bank assessment credits during the three months ended March 31, 2020. We expect that the small bank assessment credits were fully utilized as of March 31, 2020.

Income Taxes

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. For additional information, see “Factors Affecting Comparability of Financial Results: S Corp Status”.

We recorded income tax expense of $2.0 million, or 24.6% effective tax rate, during the three months ended March 31, 2020 compared to $0.2 million, or 1.1% effective tax rate, on a historical basis and $4.9 million, or 25.9% effective tax rate, on a C Corp equivalent basis during the three months ended March 31, 2019. The effective income tax rate was lower than the combined federal and state statutory rate of approximately 28.5% primarily due to tax exempt interest income. Relative to the C Corp equivalent effective tax rate, the effective income tax rate decreased primarily due to tax exempt interest income making up a larger portion of pre-tax net income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

FINANCIAL CONDITION

	March 31,	December 31,
	2020	2019	$ Change	% Change
	(dollars in thousands, except per share amounts)
Balance Sheet Information
Cash and cash equivalents	$265,436	$283,971	$(18,535)	(6.5)%
Securities available-for-sale, at fair value	615,565	592,404	23,161	3.9
Securities held-to-maturity	79,741	88,477	(8,736)	(9.9)
Equity securities	4,759	4,389	370	8.4
Loans held for sale	4,805	4,531	274	6.0

Loans, before allowance for loan losses	2,132,952	2,163,826	(30,874)	(1.4)
Less: allowance for loan losses	26,087	22,299	3,788	17.0
Loans, net of allowance for loan losses	2,106,865	2,141,527	(34,662)	(1.6)

Goodwill	23,620	23,620	—	—
Core deposit intangible assets, net	3,713	4,030	(317)	(7.9)
Other assets	108,605	102,154	6,451	6.3
Total Assets	$3,213,109	$3,245,103	(31,994)	(1.0)

Total deposits	$2,730,303	$2,776,855	$(46,552)	(1.7)%
Securities sold under agreements to repurchase	40,811	44,433	(3,622)	(8.2)
Subordinated debentures	37,599	37,583	16	—
Other liabilities	64,583	53,314	11,269	21.1
Total Liabilities	2,873,296	2,912,185	(38,889)	(1.3)
Total Stockholders' Equity	339,813	332,918	6,895	2.1
Total Liabilities and Stockholders' Equity	$3,213,109	$3,245,103	(31,994)	(1.0)

Tangible assets (1)	$3,185,776	$3,217,453	$(31,677)	(1.0)%
Tangible common equity (1)	312,480	305,268	7,212	2.4

Core deposits (1)	$2,702,243	$2,732,101	$(29,858)	(1.1)%

Share and Per Share Information
Book value per share	$12.38	$12.12
Tangible book value per share (1)	11.38	11.12

Ending number shares of common stock outstanding	27,457,306	27,457,306

Balance Sheet Ratios
Loan to deposit ratio	78.12%	77.92%
Core deposits to total deposits (1)	98.97	98.39
Stockholders' equity to total assets	10.58	10.26
Tangible common equity to tangible assets (1)	9.81	9.49

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total assets were $3.21 billion at March 31, 2020, a decrease of $32.0 million, or 1.0%, from December 31, 2019,  which was primarily a result of a decline in total deposits. The asset mix remained almost unchanged with decreases in loans and cash and cash equivalents partially offset by an increase in debt securities, primarily due to purchases exceeding proceeds from paydowns, maturities, and calls and a $7.6 million increase in the fair value of debt securities available-for-sale.

Total deposits were $2.73 billion at March 31, 2020, a decrease of $46.6 million, or 1.7%, from December 31, 2019. This decrease is primarily due to expected outflows from a small number of retail deposit accounts that had increased by $40.2 million in the fourth quarter 2019.

Core deposits to total deposits remained very high at 99.0% at March 31, 2020 compared to 98.4% at December 31, 2019, as we managed our deposit portfolio to retain higher value core deposit relationships and maintain the lowest practicable cost of funds. The loan to deposit ratio was 78.1% at March 31, 2020, increasing from 77.9% at December 31, 2019.

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

Loans by Type

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Commercial and industrial	$299,266	14.0%	$307,175	14.2%
Agricultural and farmland	228,701	10.7	207,776	9.6
Commercial real estate - owner occupied	229,608	10.8	231,162	10.7
Commercial real estate - non-owner occupied	540,515	25.4	579,757	26.8
Multi-family	177,172	8.3	179,073	8.3
Construction and land development	232,311	10.9	224,887	10.4
One-to-four family residential	313,925	14.7	313,580	14.5
Municipal, consumer, and other	111,454	5.2	120,416	5.5
Loans, before allowance for loan losses	2,132,952	100.0%	2,163,826	100.0%
Allowance for loan losses	(26,087)		(22,299)
Loans, net of allowance for loan losses	$2,106,865		$2,141,527

Loans, before allowance for loan losses (originated) (1)	$1,982,067	92.9%	$1,998,496	92.4%
Loans, before allowance for loan losses (acquired) (1)	150,885	7.1	165,330	7.6
Loans, before allowance for loan losses	$2,132,952	100.0%	$2,163,826	100.0%

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Loans, before allowance for loan losses decreased by $30.9 million, or 1.4%, to $2.13 billion as of March 31, 2020 from $2.16 billion as of December 31, 2019. The decline was primarily due to a $39.2 million reduction in CRE – non-owner occupied balances, a $9.0 million decline in municipal, consumer and other loans, and a $7.9 million reduction in commercial and industrial balances. Partially offsetting these declines was a $20.9 million increase in agricultural and farmland loans, primarily due to the addition of a new senior lender in one of our markets at the beginning of the year, and a $7.4 million increase in construction and land development loans

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio as of March 31, 2020.  Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

As of March 31, 2020
		One Year Through
	One Year or Less	Five Years	After Five Years	Total
	(dollars in thousands)
Scheduled Maturities of Loans:
Commercial and industrial	$199,864	$71,888	$27,514	$299,266
Agricultural and farmland	118,199	84,853	25,649	228,701
Commercial real estate - owner occupied	36,966	128,185	64,457	229,608
Commercial real estate - non-owner occupied	79,052	357,950	103,513	540,515
Multi-family	15,868	122,815	38,489	177,172
Construction and land development	141,331	87,024	3,956	232,311
One-to-four family residential	75,348	107,031	131,546	313,925
Municipal, consumer, and other	19,846	24,892	66,716	111,454
Total	$686,474	$984,638	$461,840	$2,132,952

Loans Maturing After One Year:
Floating interest rates:
Repricing within one year or less				$383,158
Repricing in more than one year				104,095
Total floating interest rates				487,253
Predetermined (fixed) interest rates				959,225
Total loans maturing after one year				$1,446,478

Nonperforming Assets

Nonperforming loans consist of all loans past due 90 days or more or on nonaccrual. Nonperforming assets consist of all nonperforming loans and foreclosed assets. Typically, loans are placed on nonaccrual when they reach 90 days past due, or when, in management’s opinion, there is reasonable doubt regarding the collection of the amounts due through the normal means of the borrower. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance and we must believe that all remaining principal and interest is fully collectible, before the loan is eligible to return to accrual status. Management believes the Company’s lending practices and active approach to managing nonperforming assets has resulted in timely resolution of problem assets.

Loans acquired with deteriorated credit quality are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans may be considered performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on loans acquired with deteriorated credit quality if management can no longer estimate future cash flows on the loan. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all loans acquired with deteriorated credit quality, except those management can no longer estimate future cash flows.

The following table below sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$15,372	$19,019
Past due 90 days or more, still accruing (1)	—	30
Total nonperforming loans	15,372	19,049
Foreclosed assets	4,469	5,099
Total nonperforming assets	$19,841	$24,148

NONPERFORMING ASSETS (Originated) (2)
Nonaccrual	$10,041	$10,811
Past due 90 days or more, still accruing	—	30
Total nonperforming loans (originated)	10,041	10,841
Foreclosed assets	965	1,022
Total nonperforming (originated)	$11,006	$11,863

NONPERFORMING ASSETS (Acquired) (2)
Nonaccrual	$5,331	$8,208
Past due 90 days or more, still accruing (1)	—	—
Total nonperforming loans (acquired)	5,331	8,208
Foreclosed assets	3,504	4,077
Total nonperforming assets (acquired)	$8,835	$12,285

Allowance for loan losses	$26,087	$22,299

Loans, before allowance for loan losses	$2,132,952	$2,163,826
Loans, before allowance for loan losses (originated) (2)	1,982,067	1,998,496
Loans, before allowance for loan losses (acquired) (2)	150,885	165,330

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	1.22%	1.03%
Allowance for loan losses to nonperforming loans	169.70	117.06
Nonperforming loans to loans, before allowance for loan losses	0.72	0.88
Nonperforming assets to total assets	0.62	0.74
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.93	1.11

CREDIT QUALITY RATIOS (Originated) (2)
Nonperforming loans to loans, before allowance for loan losses	0.51%	0.54%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.56	0.59

CREDIT QUALITY RATIOS (Acquired) (2)
Nonperforming loans to loans, before allowance for loan losses	3.53%	4.96%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	5.72	7.25

(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $0.3 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total nonperforming assets decreased by $4.3 million, or 17.8%, to $19.8 million as of March 31, 2020 from $24.1 million as of December 31, 2019. The decline in nonperforming loans was primarily attributable to payoffs and paydowns.

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

The following table presents TDRs by loan category.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Commercial and industrial	$363	$867
Agricultural and farmland	—	—
Commercial real estate - owner occupied	5,667	5,746
Commercial real estate - non-owner occupied	1,409	1,427
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	556	517
Municipal, consumer, and other	—	—
Total accrual troubled debt restructurings	7,995	8,557

Commercial and industrial	233	135
Agricultural and farmland	283	283
Commercial real estate - owner occupied	149	149
Commercial real estate - non-owner occupied	—	—
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	145	191
Municipal, consumer, and other	—	—
Total nonaccrual troubled debt restructurings	810	758
Total troubled debt restructurings	$8,805	$9,315

TDRs have remained a small portion of our loan portfolio as loan modifications to borrowers with deteriorating financial condition are generally offered only as part of an overall workout strategy to minimize losses to the Company. The $0.5 million reduction in TDRs balances from December 31, 2019 to March 31, 2020 is primarily due to the payoff of one $0.4 million TDR.

Payment Modifications Related to COVID-19

Loan payment modifications have been made for borrowers experiencing financial hardship due to COVID-19 in the form of three-month interest only payments, one- to two-month payment deferrals, or short-term forbearance. Consistent with the applicable accounting and regulatory guidance, short-term loan payment modifications such as these are generally not considered a TDR. The following table presents the number and balances of loans with payment modifications granted to customers experiencing financial hardship due to COVID-19 through April 30, 2020 and through March 31, 2020. Balances are presented as of April 30, 2020 and March 31, 2020.

	Cumulative		Cumulative
	Through April 30, 2020		Through March 31, 2020
	Number	Balance	Number	Balance
	(dollars in thousands)
Commercial and industrial	84	$26,366	55	$21,529
Agricultural and farmland	6	3,621	1	143
Commercial real estate - owner occupied	72	50,849	43	35,179
Commercial real estate - non-owner occupied	108	131,446	48	64,822
Multi-family	24	26,344	8	2,981
Construction and land development	8	5,320	2	612
One-to-four family residential	120	14,225	29	3,806
Municipal, consumer, and other	16	347	5	69
Total	438	$258,518	191	$129,141

Secondary market one-to-four family residential	146	$18,031	47	$6,758

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

As of March 31, 2020 and December 31, 2019, our risk classifications of loans were as follows:

March 31, 2020	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$262,646	$25,831	$10,789	$—	$299,266
Agricultural and farmland	202,195	12,409	14,097	—	228,701
Commercial real estate - owner occupied	197,131	20,884	11,593	—	229,608
Commercial real estate - non-owner occupied	490,549	48,008	1,958	—	540,515
Multi-family	175,824	1,348	—	—	177,172
Construction and land development	225,022	3,765	3,524	—	232,311
One-to-four family residential	289,942	11,406	12,577	—	313,925
Municipal, consumer, and other	97,404	293	13,757	—	111,454
Total	$1,940,713	$123,944	$68,295	$—	$2,132,952

December 31, 2019	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

Net Charge-offs and Recoveries

The following table sets forth activity in the allowance for loan losses.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Balance, beginning of period	$22,299	$20,509

Charge-offs:
Commercial and industrial	(809)	(256)
Agricultural and farmland	(27)	—
Commercial real estate - owner occupied	—	(65)
Commercial real estate - non-owner occupied	(56)	—
Multi-family	—	—
Construction and land development	(1)	—
One-to-four family residential	(104)	(37)
Municipal, consumer, and other	(224)	(175)
Total charge-offs	(1,221)	(533)

Recoveries:
Commercial and industrial	54	48
Agricultural and farmland	—	—
Commercial real estate - owner occupied	440	19
Commercial real estate - non-owner occupied	5	4
Multi-family	—	—
Construction and land development	10	11
One-to-four family residential	71	111
Municipal, consumer, and other	74	68
Total recoveries	654	261

Net charge-offs	(567)	(272)
Provision for loan losses	4,355	776
Balance, end of period	$26,087	$21,013

Net charge-offs	$567	$272
Net charge-offs - (originated) (1)	172	196
Net charge-offs - (acquired) (1)	395	76

Average loans, before allowance for loan losses	$2,141,031	$2,164,330
Average loans, before allowance for loan losses (originated) (1)	1,984,066	1,946,035
Average loans, before allowance for loan losses (acquired) (1)	156,965	218,295

Net charge-offs to average loans, before allowance for loan losses *	0.11%	0.05%
Net charge-offs to average loans, before allowance for loan losses (originated) * (1)	0.03	0.04
Net charge-offs to average loans, before allowance for loan losses (acquired) * (1)	1.01	0.14

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Net charge-offs to average total loans before allowance for loan losses have remained low during each of the three months ended March 31, 2020 and 2019. This ratio has remained low for several years, due primarily to the favorable economic conditions prior to the economic weakness resulting from the COVID-19 pandemic and our continuous credit monitoring and collection efforts.

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses by major loan categories.

	March 31, 2020		December 31, 2019
	Allowance for	Loan	Allowance for	Loan
	Loan Losses	Balances	Loan Losses	Balances
	(dollars in thousands)
Commercial and industrial	$4,224	$299,266	$4,441	$307,175
Agricultural and farmland	2,993	228,701	2,766	207,776
Commercial real estate - owner occupied	2,122	229,608	1,779	231,162
Commercial real estate - non-owner occupied	4,432	540,515	3,663	579,757
Multi-family	1,474	177,172	1,024	179,073
Construction and land development	3,223	232,311	2,977	224,887
One-to-four family residential	3,284	313,925	2,540	313,580
Municipal, consumer, and other	4,335	111,454	3,109	120,416
Total	$26,087	$2,132,952	$22,299	$2,163,826

Securities

The Company’s investment policy is established by management and approved by the board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets and consistency with our interest rate risk management strategy. As of March 31, 2020, the Company did not have any non-U.S. Treasury or non-U.S. government agency debt securities that exceeded 10% of the Company’s total stockholders’ equity.

The following table sets forth the composition, amortized cost and fair values of debt securities.

	March 31, 2020		December 31, 2019
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Available-for-sale:
U.S. government agency	$48,983	$51,175	$49,113	$49,615
Municipal	164,853	168,245	131,241	133,738
Mortgage-backed:
Agency residential	184,507	188,618	198,184	200,678
Agency commercial	128,583	132,517	133,730	134,954
Corporate	73,140	75,010	72,239	73,419
Total available-for-sale	600,066	615,565	584,507	592,404
Held-to-maturity:
Municipal	32,780	33,978	45,239	46,579
Mortgage-backed:
Agency residential	17,989	18,444	19,072	19,063
Agency commercial	28,972	31,142	24,166	24,887
Total held-to-maturity	79,741	83,564	88,477	90,529
Total debt securities	$679,807	$699,129	$672,984	$682,933

We evaluate securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired. There were no other-than-temporary impairments during the three months ended March 31, 2020 and 2019.

Portfolio Maturities and Yields

The composition and maturities of the debt securities portfolio as of March 31,  2020 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	March 31, 2020
			More Than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)
Available-for-sale:
U.S. government agency	$—	—%	$4,553	2.20%	$44,430	2.51%	$—	—%	$48,983	2.48%
Municipal	29,235	2.55	54,491	2.62	55,497	2.39	25,630	2.43	164,853	2.50
Mortgage-backed:
Agency residential	4	3.90	4,706	2.27	79,276	2.40	100,521	2.13	184,507	2.25
Agency commercial	7,249	2.20	63,354	2.57	19,939	2.56	38,041	2.73	128,583	2.59
Corporate	17,849	2.74	34,820	2.84	20,471	4.88	—	—	73,140	3.39
Total available-for-sale	54,337	2.57	161,924	2.62	219,613	2.66	164,192	2.32	600,066	2.55
Held-to-maturity:
Municipal	750	2.34	17,243	3.29	13,896	3.61	891	3.76	32,780	3.42
Mortgage-backed:
Agency residential	—	—	—	—	—	—	17,989	2.32	17,989	2.32
Agency commercial	—	—	5,386	2.51	12,224	2.89	11,362	2.87	28,972	2.81
Total held-to-maturity	750	2.34	22,629	3.11	26,120	3.27	30,242	2.57	79,741	2.95
Total debt securities	$55,087	2.56%	$184,553	2.68%	$245,733	2.73%	$194,434	2.36%	$679,807	2.60%

Deposits

Management continues to focus on growing non-maturity deposits, through the Company’s relationship driven banking philosophy and community-focused marketing programs, and to deemphasize higher cost deposit categories, such as time deposits. Additionally, the Banks continue to add and improve ancillary convenience services tied to deposit accounts, such as mobile, remote deposits and peer-to-peer payments, to solidify deposit relationships.

The following tables set forth the distribution of average deposits, by account type.

	Three Months Ended March 31,						Percent
	2020			2019			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance
	(dollars in thousands)
Noninterest-bearing	$670,714	24.6%	—%	$650,630	23.4%	—%	3.1%
Interest-bearing demand	811,866	29.8	0.12	826,456	29.8	0.20	(1.8)
Money market	464,124	17.0	0.34	442,520	15.9	0.33	4.9
Savings	434,276	16.0	0.06	424,986	15.3	0.06	2.2
Total non-maturity deposits	2,380,980	87.4	0.12	2,344,592	84.4	0.15	1.6
Time	341,770	12.6	1.03	432,877	15.6	1.04	(21.0)
Total deposits	$2,722,750	100.0%	0.23%	$2,777,469	100.0%	0.29%	(2.0)%

*      Annualized measure.

The average balances of non-maturity deposits increased 1.6% from the three months ended March 31, 2019 to the three months ended March 31, 2020, with the increase primarily attributable to increases in the money market and noninterest-bearing categories. Offsetting the increase in non-maturity deposits was a 21.0% decline in the average balances of time deposits, which resulted in a 2.0% decline in average balances of total deposits from the three months ended March 31, 2019 to the three months ended March 31, 2020.

The following table sets forth time deposits by remaining maturity as of March 31, 2020.

	3 Months or	Over 3 through	Over 6 through
	Less	6 Months	12 Months	Over 12 Months	Total
	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$49,131	$40,025	$64,962	$63,046	$217,164
Amounts of $100,000 but less than $250,000	17,049	16,302	23,825	24,819	81,995
Amounts of $250,000 or more	5,212	6,149	12,125	4,574	28,060
Total time deposits	$71,392	$62,476	$100,912	$92,439	$327,219

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the Federal Home Loan Bank of Chicago (FHLB).  Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. There were no outstanding federal funds purchased or FHLB borrowings at March 31, 2020 and December 31, 2019. Funds obtained from federal funds purchased and FHLB borrowings are used primarily to meet day to day liquidity needs. The total amount of the remaining credit available to the Banks from the FHLB at March 31, 2020 and December 31, 2019 was $335.7 million and $343.8 million, respectively.

As of March 31, 2020, management believed adequate liquidity existed to meet all projected cash flow obligations of the Banks. As of March 31, 2020, the Banks had no material commitments for capital expenditures.

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

Due to state banking laws, neither Bank may declare dividends in any calendar year in an amount that would exceed the accumulated retained earnings of such Bank after giving effect to any unrecognized losses and bad debts without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by a Bank to the Company would be prohibited if the effect thereof would cause a Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2020 and 2019, the Banks paid $4.4 million and $37.4 million, in dividends to the Company, respectively.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and interest payments on the subordinated debentures. During the three months ended March 31, 2020 and 2019, holding company operating expenses consisted of interest expense of $0.4 million and $0.5 million, respectively, and other operating expenses of $0.5 million and $0.3 million, respectively, respectively. As of March 31, 2020, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of March 31, 2020, the Company had no material commitments for capital expenditures. As of March 31, 2020, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company.

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

The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Banks are listed below. Management believed that, as of March 31, 2020 and December 31, 2019, the Company and the Banks met all capital adequacy requirements to which we were subject. As of those dates, the Banks were “well capitalized” under regulatory prompt corrective action provisions. For additional information, see “Note 15 – Regulatory Matters” to the consolidated financial statements.

The following table presents the capital ratios of the Company (on a consolidated basis) and the Banks as well as the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			To Be Well
			Capitalized Under
			Prompt Corrective
	March 31, 2020	December 31, 2019	Action Provisions
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	15.03%	14.54%	N/A
Heartland Bank	14.54	14.02	10.00%
State Bank of Lincoln	17.74	17.58	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.95%	13.64%	N/A
Heartland Bank	13.48	13.12	8.00%
State Bank of Lincoln	16.49	16.50	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	12.44%	12.15%	N/A
Heartland Bank	13.48	13.12	6.50%
State Bank of Lincoln	16.49	16.50	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	10.70%	10.38%	N/A
Heartland Bank	10.55	10.25	5.00%
State Bank of Lincoln	10.32	9.82	5.00

Cash Dividends

The below table summarizes the cash dividends paid by quarter for three months ended March 31, 2020 and the year ended December 31, 2019.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(dollars in thousands)
Regular	$4,119	$—	$—	$—	$4,119
Restricted stock unit dividend equivalent	11	—	—	—	11
Total cash dividends	$4,130	$—	$—	$—	$4,130

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(dollars in thousands)
Regular	$2,704	$2,704	$2,704	$—	$8,112
Tax	6,094	7,048	6,662	—	19,804
Special	27,041	—	—	169,999	197,040
Total cash dividends	$35,839	$9,752	$9,366	$169,999	$224,956

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

On January 30, 2020, the Company announced a quarterly cash dividend of $0.15 per share.

OFF-BALANCE SHEET ARRANGEMENTS

As financial services providers, the Banks routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Banks. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of March 31, 2020 and December 31, 2019, there were no reserves for unfunded commitments. For additional information, see “Note 17 – Commitments and Contingencies” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations and other funding needs as disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2020.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2020. For more information, please refer to “Note 1 – Summary of Significant Accounting Policies” to our consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2020.

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10‑Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income (tax-equivalent basis), net interest margin (tax-equivalent basis), efficiency ratio (tax-equivalent basis), tangible common equity, tangible assets, tangible common equity to tangible assets, tangible book value per share, originated loans and acquired loans and any ratios derived therefrom,  core deposits, core deposits to total deposits, return on tangible common equity, adjusted net income, adjusted earnings per share – basic and diluted, adjusted return on average assets, adjusted return on average stockholders’ equity, and adjusted return on average tangible common equity. Our management uses these non-GAAP financial measures, together with the related GAAP financial measures, in its analysis of our performance and in making business decisions. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a federal tax rate of 21% and state income tax rate of 9.5%.

Originated loans and acquired loans along with the related credit quality ratios such as net charge-offs to average loans, before allowance for loan losses (originated and acquired), nonperforming loans to loans, before allowance for loan losses (originated and acquired), and nonperforming assets to loans, before allowance for loan losses and foreclosed assets (originated and acquired) are non-GAAP financial measures. Originated loans represent loans initially originated by the Company and acquired loans that were refinanced using the Company’s underwriting criteria. Acquired loans represent loans originated under the underwriting criteria used by a bank that was acquired by Heartland Bank or State Bank of Lincoln. We believe these non-GAAP financial measures provide investors with information regarding the credit quality of loans underwritten using the Company’s policies and procedures.

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

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended March 31,
	2020	2019

Net income	$6,221	$18,736
C Corp equivalent adjustment (2)	—	(4,700)
C Corp equivalent net income (2)	6,221	14,036
Adjustments:
Net earnings (losses) from closed or sold operations, including gains on sale (1)	—	550
Charges related to termination of certain employee benefit plans	(848)	—
Mortgage servicing rights fair value adjustment	(2,171)	(1,002)
Total adjustments	(3,019)	(452)
Tax effect of adjustments	861	129
Less adjustments after tax effect	(2,158)	(323)
Adjusted net income	$8,379	$14,359

Average assets	$3,188,743	$3,233,293

Return on average assets *	0.78%	2.32%
C Corp equivalent return on average assets * (2)	N/A	1.74
Adjusted return on average assets *	1.05	1.78

*       Annualized measure.

(1)	Closed or sold operations include HB Credit Company, HBT Insurance, and First Community Title Services, Inc.
(2)

Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period. No such adjustment is necessary for periods subsequent to 2019.

N/A  Not applicable.

Adjusted net income adjusts for the additional C Corp equivalent tax expense for the periods prior to October 11, 2019, net earnings (losses) from closed or sold operations, charges related to termination of certain employee benefit plans, realized gains (losses) on sales of securities, and mortgage servicing rights fair value adjustment. Adjusted return on average assets is calculated by dividing adjusted net income for a period by average assets for the period. We believe these non-GAAP financial measures provide investors additional insights into operational performance of the Company.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended March 31,
	2020	2019

Numerator:
Net income	$6,221	$18,736
Earnings allocated to unvested restricted stock units (1)	(15)	—
Numerator for earnings per share - basic and diluted	$6,206	$18,736

C Corp equivalent net income (3)	N/A	$14,036
Earnings allocated to unvested restricted stock units (1)(3)	N/A	—
Numerator for C Corp equivalent earnings per share - basic and diluted (3)	N/A	$14,036

Adjusted net income	$8,379	$14,359
Earnings allocated to unvested restricted stock units (1)	(19)	—
Numerator for adjusted earnings per share - basic and diluted	$8,360	$14,359

Denominator:
Weighted average common shares outstanding	27,457,306	18,027,512
Dilutive effect of outstanding restricted stock units (2)	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,457,306	18,027,512

Earnings per share - Basic	$0.23	$1.04
Earnings per share - Diluted	$0.23	$1.04

C Corp equivalent earnings per share - Basic (3)	N/A	$0.78
C Corp equivalent earnings per share - Diluted (3)	N/A	$0.78

Adjusted earnings per share - Basic	$0.30	$0.80
Adjusted earnings per share - Diluted	$0.30	$0.80

(1)

The Company has granted restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

(2)

Restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents during the three months ended March 31, 2020. There were no restricted stock units outstanding during the three months ended March 31, 2019.

(3)

Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period. No such adjustment is necessary for periods subsequent to 2019.

N/A  Not applicable.

Adjusted earnings per share – basic is a non-GAAP financial measure that is calculated dividing the previously described adjusted net income allocated to common shares by the weighted average common shares outstanding. Adjusted earnings per share – diluted is a non-GAAP financial measure that is calculated dividing the previously described adjusted net income allocated to common shares by the weighted average common shares outstanding, including all dilutive potential shares. We believe these non-GAAP financial measures provide investors additional insights into operational performance of the Company.

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended March 31,
	2020	2019

Net interest income (tax equivalent basis)
Net interest income	$30,662	$34,452
Tax-equivalent adjustment (1)	463	610
Net interest income (tax equivalent basis) (1)	$31,125	$35,062

Net interest margin (tax equivalent basis)
Net interest margin *	4.00%	4.44%
Tax-equivalent adjustment * (1)	0.06	0.08
Net interest margin (tax equivalent basis) * (1)	4.06%	4.52%

Average interest-earning assets	$3,063,086	$3,105,216

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

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

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended March 31,
	2020	2019

Efficiency ratio (tax equivalent basis)
Total noninterest expense	$23,307	$22,212
Less: amortization of intangible assets	317	376
Adjusted noninterest expense	$22,990	$21,836

Net interest income	$30,662	$34,452
Total noninterest income	5,252	7,487
Operating revenue	35,914	41,939
Tax-equivalent adjustment (1)	463	610
Operating revenue (tax-equivalent basis) (1)	$36,377	$42,549

Efficiency ratio	64.01%	52.07%
Efficiency ratio (tax equivalent basis) (1)	63.20	51.32

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Efficiency ratio (tax-equivalent basis) provides a measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing adjusted noninterest expense by the sum of net interest income on a tax equivalent basis.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$339,813	$332,918
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	3,713	4,030
Tangible common equity	$312,480	$305,268

Tangible Assets
Total assets	$3,213,109	$3,245,103
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	3,713	4,030
Tangible assets	$3,185,776	$3,217,453

Total stockholders' equity to total assets	10.58%	10.26%
Tangible common equity to tangible assets	9.81	9.49

Ending number shares of common stock outstanding	27,457,306	27,457,306

Book value per share	$12.38	$12.12
Tangible book value per share	11.38	11.12

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures generally used by investors to evaluate capital adequacy. We calculate: (i) tangible common equity as total stockholders’ equity less goodwill and core deposit intangible assets; (ii) tangible assets as total assets less goodwill and core deposit intangible assets, (iii) tangible common equity to tangible assets as the ratio of tangible common equity (as described in clause (i)) to tangible assets (as described in clause (ii)). The most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

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

Reconciliation of Non-GAAP Financial Measure – Adjusted Return on Average Stockholders’ Equity and Adjusted Return on Tangible Common Equity

	Three Months Ended March 31,
	2020	2019

Average Tangible Common Equity
Total stockholders' equity	$341,519	$347,157
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	3,898	5,301
Average tangible common equity	$314,001	$318,236

Net income	$6,221	$18,736
C Corp equivalent net income (1)	N/A	14,036
Adjusted net income	8,379	14,359

Return on average stockholders' equity *	7.29%	21.59%
C Corp equivalent return on average stockholders' equity * (1)	N/A	16.17
Adjusted return on average stockholders' equity *	9.81	16.54

Return on average tangible common equity *	7.92%	23.55%
C Corp equivalent return on average tangible common equity * (1)	N/A	17.64
Adjusted return on average tangible common equity *	10.67	18.05

*       Annualized measure.

(1)

Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period. No such adjustment is necessary for periods subsequent to 2019.

N/A  Not applicable.

Adjusted return on average stockholders’ equity is a non-GAAP financial measure that is calculated by dividing adjusted net income for a period by average stockholders’ equity for the period. Adjusted return on average tangible common equity is a non-GAAP financial measure that is calculated by dividing adjusted net income for a period by average tangible common equity for the period. We believe that these non-GAAP financial measures are important information to be provided to investors because investors, our management, and banking regulators can use the tangible book value to assess our earnings without the effect of our goodwill and core deposit intangible assets and compare our earnings with the earnings of other banking organizations with significant amounts of goodwill and/or core deposit intangible assets.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Core Deposits
Total deposits	$2,730,303	$2,776,855
Less: time deposits of $250,000 or more	28,060	44,754
Less: brokered deposits	—	—
Core deposits	$2,702,243	$2,732,101

Core deposits to total deposits	98.97%	98.39%

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

The following table sets forth, as of March 31, 2020 and December 31, 2019, the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
March 31, 2020
+400	$250,209	69.0%	$25,043	24.5%	$32,285	33.2%
+300	208,476	57.5	19,393	19.0	25,445	26.2
+200	155,560	42.9	13,312	13.0	17,958	18.5
+100	84,819	23.4	6,786	6.6	9,611	9.9
Flat	—	—	—	—	—	—
-100	7,110	2.0	(7,141)	(7.0)	(9,882)	(10.2)

December 31, 2019
+400	$200,797	37.8%	$28,585	23.5%	$35,711	30.0%
+300	165,809	31.2	22,265	18.3	28,128	23.7
+200	122,859	23.1	15,413	12.6	19,788	16.6
+100	68,303	12.8	8,061	6.6	10,550	8.9
Flat	—	—	—	—	—	—
-100	(106,615)	(20.1)	(12,878)	(10.6)	(17,568)	(14.8)

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

ITEM 4.         CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 27, 2020, except as described below.

The COVID-19 pandemic is adversely affecting us, our business, employees, customers, counterparties and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects is uncertain.

Coronavirus disease 2019, known as COVID-19, which has been identified as a pandemic by the World Health Organization, is causing worldwide health concerns as well as significant economic disruption in the United States and globally. In March 2020, U.S. President Trump declared a public health and national emergency due to COVID-19, which resulted in mandatory stay-at-home orders in most U.S. states, including Illinois. The associated impacts have had, are currently having and may for some time continue to have a destabilizing and negative effect on U.S. and global financial and capital markets and have caused significant disruption in global, national and local economic and business activity.

Although the Banks have been deemed essential businesses and continue to currently operate and serve our customers, the ultimate extent of the impact of the pandemic on our business, cash flows, financial condition, liquidity, results of operations, customer confidence, profitability and growth prospects will depend on continuing and future developments related to the virus, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic, and governmental, regulatory and private sector actions and responses taken to contain or prevent further spread. Continued deterioration in general business and economic conditions, including extended closure of non-essential businesses, further increases in unemployment rates, or turbulence in U.S. or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. These and other potential impacts of the COVID-19 pandemic could therefore materially and adversely affect our business, revenue, operations, financial condition, liquidity, results of operations and prospects. If the response and efforts to contain COVID-19 prove to be unsuccessful, any such material adverse effects may be exacerbated.

Due in large part to actions taken by the Federal Reserve to lower interest rates in response to the severe financial market reaction to the COVID-19 outbreak, market interest rates have declined significantly. We expect that these reductions in interest rates, especially if prolonged, will adversely affect our net interest income, margins and profitability. Our assets and liabilities may be significantly impacted by changes in interest rates.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has and is likely to continue to disrupt the business, activities, and operations of our customers and, cause a decline in demand for our products and services, including loans and deposits, which may result in a significant decrease in business and could negatively impact our results of operations, our liquidity position, our growth strategy and our ability to make payments under our subordinated debenture obligations as they become due. Our financial results could also be impacted due to an inability of our customers to meet their loan and lease commitments because of their losses associated with impacts of the virus, and could result in an increased risk of loan and lease delinquencies, defaults, foreclosures, declining collateral values and a general inability of our borrowers to repay their loans and leases. In addition, the financial and other information we receive from and about our customers that we rely on in extending or renewing credit and monitoring our loan portfolio may have changed significantly and no longer be accurate, which could affect our ability to timely and accurately manage our credit risk.  Any or all of these factors could necessitate an increase in our allowance for loan losses, which would negatively impact our earnings and results of operations. Moreover, current and future governmental actions may temporarily require us to conduct business related to foreclosures, repossessions, payments, deferrals and other customer-related transactions differently, which may result in an increase in expenses and a decrease in net income.

Our workforce has been, and may continue to be, impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and customers, including limiting branch lobby service to appointment only, but no assurance can be given that our actions will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service over an extended period of time. The continued spread of the virus and social distancing mandate could also negatively impact the availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers and continue to grow our business, which could negatively affect our reputation. Our business continuity plan and the efforts we have taken to adapt our work and business to the current environment has resulted in and will continue to require us to incur increased expenses.

In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. President Trump has signed into law three economic stimulus packages, including the $2 trillion Coronavirus Relief and Economic Security Act (the “CARES Act”) on March 27, 2020, which, among other things, initiated the Paycheck Protection Program (the “PPP”) under the Small Business Administration (“SBA”). We assisted our customers in participating in the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic. We understand that these loans are fully guaranteed by the U.S. government and believe the majority of these loans will be forgiven. However, in the event of a loss resulting from a default on a PPP loan or a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated or serviced by us, which may or may not be related to an ambiguity in the laws, rules or guidance regarding the operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already been paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that contacted the Bank regarding obtaining PPP loans with respect to the processes and procedures we used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition and results of operations.

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

HBT FINANCIAL, INC.

May 12, 2020	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)