Form 10-Q
period 2020-06-30
HBT Financial, Inc.
filed 2020-08-07
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2020, there were 27,457,306 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings and liquidity. Forward looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	time and effort necessary to resolve nonperforming assets and the loans modified or deferred as a result of the impact of the COVID-19 pandemic;
●	the length and severity of the COVID-19 pandemic, and the effects of the COVID-19 pandemic, including the impact of the pandemic on our operations and the operations of our customers and the communities that we serve;
●	environmental liability associated with our lending activities;
●	the effects of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, and our loan originations, and our modeling estimates relating to interest rate changes;
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from our Banks, pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to attract and retain skilled employees or changes in our management personnel;
●	any failure or interruption of our information and communications systems;
●	our ability to identify and address cybersecurity risks;
●	the effects of the failure of any component of our business infrastructure provided by a third party;
●	our ability to keep pace with technological changes;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States generally or in Illinois in particular;
●	the geographic concentration of our operations in the State of Illinois;
●	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to attract and retain customer deposits;
●	our ability to maintain our Banks’ reputations;
●	severe weather, natural disasters, pandemics, acts of war or terrorism or other external events;
●	possible impairment of our goodwill and other intangible assets;
●	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
●	our prior status as an S Corp;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;
●	market perceptions associated with certain aspects of our business;
●	the one-time and incremental costs of operating as a standalone public company;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of Sarbanes-Oxley;
●	damage to our reputation from any of the factors described above; and

●	the factors discussed in “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2020	2019

	(dollars in thousands)
ASSETS
Cash and due from banks	$21,789	$22,112
Interest-bearing deposits with banks	292,576	261,859
Cash and cash equivalents	314,365	283,971

Interest-bearing time deposits with banks	—	248
Debt securities available-for-sale, at fair value	701,353	592,404
Debt securities held-to-maturity (fair value of $78,317 in 2020 and $90,529 in 2019)	73,823	88,477
Equity securities	4,815	4,389
Restricted stock, at cost	2,498	2,425
Loans held for sale	25,934	4,531
Loans, net of allowance for loan losses of $29,723 in 2020 and $22,299 in 2019	2,246,072	2,141,527
Bank premises and equipment, net	53,883	53,987
Bank premises held for sale	121	121
Foreclosed assets	4,450	5,099
Goodwill	23,620	23,620
Core deposit intangible assets, net	3,408	4,030
Mortgage servicing rights, at fair value	5,839	8,518
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	12,661	13,951
Other assets	27,405	16,640
Total assets	$3,501,412	$3,245,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$856,030	$689,116
Interest-bearing	2,159,083	2,087,739
Total deposits	3,015,113	2,776,855

Securities sold under agreements to repurchase	51,354	44,433
Subordinated debentures	37,616	37,583
Other liabilities	49,489	53,314
Total liabilities	3,153,572	2,912,185

COMMITMENTS AND CONTINGENCIES (Notes 7 and 17)

Stockholders' Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 27,457,306 shares issued and outstanding	275	275
Surplus	190,687	190,524
Retained earnings	139,667	134,287
Accumulated other comprehensive income	17,211	7,832
Total stockholders’ equity	347,840	332,918
Total liabilities and stockholders’ equity	$3,501,412	$3,245,103

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share amounts)
Loans, including fees:
Taxable	$25,337	$29,886	$52,278	$59,949
Federally tax exempt	532	736	1,206	1,446
Securities:
Taxable	3,172	3,801	6,506	7,723
Federally tax exempt	1,227	1,512	2,255	3,064
Interest-bearing deposits in bank	79	599	808	1,286
Other interest and dividend income	14	16	28	31
Total interest and dividend income	30,361	36,550	63,081	73,499

INTEREST EXPENSE
Deposits	1,042	2,111	2,637	4,094
Securities sold under agreements to repurchase	11	17	31	31
Borrowings	1	4	1	7
Subordinated debentures	399	487	842	984
Total interest expense	1,453	2,619	3,511	5,116
Net interest income	28,908	33,931	59,570	68,383
PROVISION FOR LOAN LOSSES	3,573	1,806	7,928	2,582
Net interest income after provision for loan losses	25,335	32,125	51,642	65,801

NONINTEREST INCOME
Card income	1,998	1,996	3,790	3,828
Service charges on deposit accounts	1,133	1,931	2,967	3,694
Wealth management fees	1,507	1,493	3,321	3,240
Mortgage servicing	727	818	1,451	1,547
Mortgage servicing rights fair value adjustment	(508)	(1,120)	(2,679)	(2,122)
Gains on sale of mortgage loans	2,135	660	2,671	1,185
Gains (losses) on securities	57	36	5	115
Gains (losses) on foreclosed assets	58	169	93	152
Gains (losses) on other assets	(69)	368	(72)	1,273
Title insurance activity	—	38	—	167
Other noninterest income	1,022	957	1,765	1,754
Total noninterest income	8,060	7,346	13,312	14,833

NONINTEREST EXPENSE
Salaries	12,674	11,597	25,428	24,119
Employee benefits	2,455	4,723	4,889	5,967
Occupancy of bank premises	1,642	1,638	3,470	3,475
Furniture and equipment	609	716	1,212	1,505
Data processing	1,672	1,390	3,258	2,552
Marketing and customer relations	817	1,103	1,861	2,036
Amortization of intangible assets	305	376	622	752
FDIC insurance	218	208	254	427
Loan collection and servicing	494	612	842	1,354
Foreclosed assets	88	165	177	329
Other noninterest expense	2,525	2,033	4,793	4,257
Total noninterest expense	23,499	24,561	46,806	46,773
INCOME BEFORE INCOME TAX EXPENSE	9,896	14,910	18,148	33,861
INCOME TAX EXPENSE	2,477	305	4,508	520
NET INCOME	$7,419	$14,605	$13,640	$33,341

EARNINGS PER SHARE - BASIC	$0.27	$0.81	$0.50	$1.85
EARNINGS PER SHARE - DILUTED	$0.27	$0.81	$0.50	$1.85
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	27,457,306	18,027,512	27,457,306	18,027,512

UNAUDITED PRO FORMA C CORP EQUIVALENT INFORMATION (Note 1)
Historical income before income tax expense		$14,910		$33,861
Pro forma C Corp equivalent income tax expense		3,784		8,699
Pro forma C Corp equivalent net income		$11,126		$25,162

PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - BASIC		$0.62		$1.40
PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - DILUTED		$0.62		$1.40

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
NET INCOME	$7,419	$14,605	$13,640	$33,341

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	6,590	6,968	14,192	12,624
Reclassification adjustment for accretion of net unrealized gain on debt securities transferred to held-to-maturity	6	(77)	(3)	(159)
Unrealized losses on derivative instruments	(133)	(445)	(1,103)	(689)
Reclassification adjustment for net settlements on derivative instruments	39	(22)	41	(52)
Total other comprehensive income (loss), before tax	6,502	6,424	13,127	11,724
Income tax expense	1,860	—	3,748	—
Total other comprehensive income (loss)	4,642	6,424	9,379	11,724
TOTAL COMPREHENSIVE INCOME	$12,061	$21,029	$23,019	$45,065

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, March 31, 2020	$275	$—	$190,591	$136,378	$12,569	$—	$339,813
Net income	—	—	—	7,419	—	—	7,419
Other comprehensive income	—	—	—	—	4,642	—	4,642
Stock-based compensation	—	—	96	—	—	—	96
Cash dividends ($0.15 per share)	—	—	—	(4,130)	—	—	(4,130)
Balance, June 30, 2020	$275	$—	$190,687	$139,667	$17,211	$—	$347,840

Balance, March 31, 2019	$3	$178	$32,288	$298,131	$1,012	$(3,019)	$328,593
Net income	—	—	—	14,605	—	—	14,605
Other comprehensive income	—	—	—	—	6,424	—	6,424
Cash dividends ($0.54 per share)	—	—	—	(9,752)	—	—	(9,752)
Balance, June 30, 2019	$3	$178	$32,288	$302,984	$7,436	$(3,019)	$339,870

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2019	$275	$—	$190,524	$134,287	$7,832	$—	$332,918
Net income	—	—	—	13,640	—	—	13,640
Other comprehensive income	—	—	—	—	9,379	—	9,379
Stock-based compensation	—	—	163	—	—	—	163
Cash dividends ($0.30 per share)	—	—	—	(8,260)	—	—	(8,260)
Balance, June 30, 2020	$275	$—	$190,687	$139,667	$17,211	$—	$347,840

Balance, December 31, 2018	$3	$178	$32,288	$315,234	$(4,288)	$(3,019)	$340,396
Net income	—	—	—	33,341	—	—	33,341
Other comprehensive income	—	—	—	—	11,724	—	11,724
Cash dividends ($2.53 per share)	—	—	—	(45,591)	—	—	(45,591)
Balance, June 30, 2019	$3	$178	$32,288	$302,984	$7,436	$(3,019)	$339,870

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,640	$33,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,406	1,381
Provision for loan losses	7,928	2,582
Net amortization of debt securities	1,825	1,868
Amortization of unrealized gain on dedesignated cash flow hedge	(64)	(20)
Deferred income tax benefit	185	—
Stock-based compensation	163	—
Net accretion of discount and deferred loan fees on loans	(1,313)	(2,450)
Net unrealized gain on equity securities	(5)	(115)
Net loss (gain) on sales of bank premises and equipment	3	(30)
Net gain on sales of bank premises held for sale	—	(448)
Impairment losses on bank premises held for sale	—	9
Net gain on sales of foreclosed assets	(144)	(105)
Write-down of foreclosed assets	58	389
Amortization of intangibles	622	752
Decrease in mortgage servicing rights	2,679	2,122
Amortization of subordinated debt purchase accounting adjustment	33	33
Mortgage loans originated for sale	(152,706)	(54,948)
Proceeds from sale of mortgage loans	133,974	53,630
Net gain on sale of mortgage loans	(2,671)	(1,185)
Gain on sale of First Community Title Services, Inc.	—	(498)
Decrease in accrued interest receivable	1,290	691
Increase in other assets	(375)	(541)
(Decrease) increase in other liabilities	(19,146)	2,490
Net cash (used in) provided by operating activities	(12,618)	38,948

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	248	—
Proceeds from paydowns, maturities, and calls of debt securities	97,066	91,196
Purchase of securities	(179,418)	(40,424)
Net increase in loans	(111,420)	(58,339)
Purchase of restricted stock	(73)	—
Proceeds from redemption of restricted stock	—	294
Purchases of bank premises and equipment	(1,305)	(784)
Proceeds from sales of bank premises and equipment	—	176
Proceeds from sales of bank premises held for sale	—	1,039
Proceeds from sales of foreclosed assets	1,001	969
Capital improvements to foreclosed assets	(6)	—
Cash received from sale of First Community Title Services, Inc.	—	114
Net cash used in investing activities	(193,907)	(5,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	238,258	(22,202)
Net increase (decrease) in repurchase agreements	6,921	(10,549)
Cash dividends paid	(8,260)	(45,591)
Net cash provided by (used in) financing activities	236,919	(78,342)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,394	(45,153)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	283,971	186,879
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$314,365	$141,726

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,822	$4,976
Cash paid for income taxes	$2,935	$880

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$327	$1,761
Sales of foreclosed assets through loan origination	$67	$360

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

The Company qualifies as an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (JOBS Act). The JOBS Act permits emerging growth companies an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use the extended transition period until the Company is no longer an emerging growth company or until the Company chooses to affirmatively and irrevocably opt out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

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

Income Taxes

Through October 10, 2019, the Company, with the consent of its then current stockholders, elected to be taxed under sections of federal and state income tax law as an "S Corporation" which provides that, in lieu of Company income taxes, except for state replacement taxes, the stockholders separately account for their pro rata shares of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes, other than state replacement taxes, have been recognized in the accompanying consolidated financial statements. No provision has been made for any amounts which were advanced or paid as dividends to the stockholders to assist them in paying their personal taxes on the income from the Company.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 only reflect an effective state replacement tax rate.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to federal income tax examinations for years prior to 2017 or state income tax examinations for years prior to 2016.

Unaudited Pro Forma Income Statement Information

The unaudited pro forma C Corp equivalent income tax expense information gives effect to the income tax expense had the Company been a C Corporation during the three and six months ended June 30, 2019. The unaudited pro forma C Corp equivalent net income information, therefore, includes an adjustment for income tax expense as if the Company had been a C Corporation during the three and six months ended June 30, 2019.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities available-for-sale and purchased financial assets with credit deterioration. ASU 2016-13 is effective for years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for years beginning after December 31, 2018, including interim periods within those years. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the ASU, a company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

NOTE 2 – SECURITIES

The carrying balances of the securities were as follows:

	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Debt securities available-for-sale	$701,353	$592,404
Debt securities held-to-maturity	73,823	88,477
Equity securities:
Readily determinable fair value	3,263	3,241
No readily determinable fair value	1,552	1,148
Total securities	$779,991	$685,270

The Company has elected to measure the equity securities with no readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. During the three and six months ended June 30, 2020 and 2019, there were no adjustments to the carrying balance of equity securities with no readily determinable fair value based on an observable price change of an identical investment. As of June 30, 2020 and December 31, 2019, the carrying balance of equity securities with no readily determinable fair value reflect cumulative downward adjustments based on observable price changes of $165,000. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$75,881	$3,061	$(7)	$78,935
Municipal	191,453	6,885	(28)	198,310
Mortgage-backed:
Agency residential	211,577	5,393	(101)	216,869
Agency commercial	133,149	5,022	(22)	138,149
Corporate	67,204	1,962	(76)	69,090
Total available-for-sale	679,264	22,323	(234)	701,353
Held-to-maturity:
Municipal	28,528	1,507	—	30,035
Mortgage-backed:
Agency residential	16,516	567	—	17,083
Agency commercial	28,779	2,420	—	31,199
Total held-to-maturity	73,823	4,494	—	78,317
Total debt securities	$753,087	$26,817	$(234)	$779,670

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$49,113	$529	$(27)	$49,615
Municipal	131,241	2,503	(6)	133,738
Mortgage-backed:
Agency residential	198,184	2,780	(286)	200,678
Agency commercial	133,730	1,516	(292)	134,954
Corporate	72,239	1,180	—	73,419
Total available-for-sale	584,507	8,508	(611)	592,404
Held-to-maturity:
Municipal	45,239	1,340	—	46,579
Mortgage-backed:
Agency residential	19,072	161	(170)	19,063
Agency commercial	24,166	775	(54)	24,887
Total held-to-maturity	88,477	2,276	(224)	90,529
Total debt securities	$672,984	$10,784	$(835)	$682,933

As of June 30, 2020 and December 31, 2019, the Banks had debt securities with a carrying value of $342,031,000 and $284,895,000, respectively, which were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 43% of the obligations of local municipalities portfolio consists of debt securities issued by municipalities located in Illinois as of June 30, 2020. Approximately 89% of such debt securities were general obligation issues as of June 30, 2020.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of debt securities by contractual maturity, as of June 30, 2020, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$32,518	$32,748	$748	$754
Due after 1 year through 5 years	92,615	95,593	14,963	15,733
Due after 5 years through 10 years	151,731	158,201	11,926	12,620
Due after 10 years	57,674	59,793	891	928

Mortgage-backed:
Agency residential	211,577	216,869	16,516	17,083
Agency commercial	133,149	138,149	28,779	31,199
Total	$679,264	$701,353	$73,823	$78,317

There were no sales of securities during the three and six months ended June 30, 2020 and 2019. Gains (losses) on securities were as follows during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net realized gains (losses) on sales	$—	$—	$—	$—
Net unrealized gains (losses) on equities:
Readily determinable fair value	57	36	5	115
No readily determinable fair value	—	—	—	—
Gains (losses) on securities	$57	$36	$5	$115

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of June 30, 2020 and December 31, 2019:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
June 30, 2020	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(7)	$3,605	$—	$—	$(7)	$3,605
Municipal	(28)	4,989	—	—	(28)	4,989
Mortgage-backed:
Agency residential	(77)	15,955	(24)	7,194	(101)	23,149
Agency commercial	—	—	(22)	6,038	(22)	6,038
Corporate	(76)	9,924	—	—	(76)	9,924
Total available-for-sale	(188)	34,473	(46)	13,232	(234)	47,705
Total debt securities	$(188)	$34,473	$(46)	$13,232	$(234)	$47,705

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2019	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(26)	$18,865	$(1)	$1,998	$(27)	$20,863
Municipal	(6)	894	—	—	(6)	894
Mortgage-backed:
Agency residential	(108)	25,563	(178)	27,296	(286)	52,859
Agency commercial	(100)	20,056	(192)	15,704	(292)	35,760
Total available-for-sale	(240)	65,378	(371)	44,998	(611)	110,376
Held-to-maturity:
Mortgage-backed:
Agency residential	(30)	2,516	(140)	9,002	(170)	11,518
Agency commercial	(47)	7,016	(7)	599	(54)	7,615
Total held-to-maturity	(77)	9,532	(147)	9,601	(224)	19,133
Total debt securities	$(317)	$74,910	$(518)	$54,599	$(835)	$129,509

As of June 30, 2020, there were 9 debt securities in an unrealized loss position for a period of twelve months or more, and 28 debt securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in market interest rates. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these debt securities are deemed to be temporary.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans are summarized as follows:

	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Commercial and industrial	$408,230	$307,175
Agricultural and farmland	239,101	207,776
Commercial real estate - owner occupied	228,506	231,162
Commercial real estate - non-owner occupied	535,339	579,757
Multi-family	186,440	179,073
Construction and land development	247,640	224,887
One-to-four family residential	308,133	313,580
Municipal, consumer, and other	122,406	120,416
Loans, before allowance for loan losses	2,275,795	2,163,826
Allowance for loan losses	(29,723)	(22,299)
Loans, net of allowance for loan losses	$2,246,072	$2,141,527

Paycheck Protection Program (PPP) Loans (included above)
Commercial and industrial	$166,868	$—
Agricultural and farmland	4,027	—
Municipal, consumer, and other	7,063	—
Total PPP loans	$177,958	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables detail activity in the allowance for loan losses for the three and six months ended June 30:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended June 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, March 31, 2020	$4,224	$2,993	$2,122	$4,432	$1,474	$3,223	$3,284	$4,335	$26,087
Provision for loan losses	125	(103)	1,135	2,275	107	135	(317)	216	3,573
Charge-offs	—	—	—	—	—	—	(8)	(152)	(160)
Recoveries	7	—	—	60	—	8	51	97	223
Balance, June 30, 2020	$4,356	$2,890	$3,257	$6,767	$1,581	$3,366	$3,010	$4,496	$29,723

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended June 30, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, March 31, 2019	$3,762	$3,248	$2,353	$2,722	$972	$3,897	$3,067	$992	$21,013
Provision for loan losses	1,393	(356)	233	(7)	181	(587)	1,022	(73)	1,806
Charge-offs	(27)	(30)	(101)	—	—	(9)	(602)	(197)	(966)
Recoveries	59	—	2	6	—	422	82	118	689
Balance, June 30, 2019	$5,187	$2,862	$2,487	$2,721	$1,153	$3,723	$3,569	$840	$22,542

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Six Months Ended June 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2019	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299
Provision for loan losses	663	151	1,038	3,095	557	372	460	1,592	7,928
Charge-offs	(809)	(27)	—	(56)	—	(1)	(112)	(376)	(1,381)
Recoveries	61	—	440	65	—	18	122	171	877
Balance, June 30, 2020	$4,356	$2,890	$3,257	$6,767	$1,581	$3,366	$3,010	$4,496	$29,723

			Commercial	Commercial
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Six Months Ended June 30, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	and Land	Real Estate	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2018	$3,748	$2,650	$2,506	$2,644	$912	$4,176	$2,782	$1,091	$20,509
Provision for loan losses	1,615	242	126	67	241	(877)	1,233	(65)	2,582
Charge-offs	(283)	(30)	(166)	—	—	(9)	(639)	(372)	(1,499)
Recoveries	107	—	21	10	—	433	193	186	950
Balance, June 30, 2019	$5,187	$2,862	$2,487	$2,721	$1,153	$3,723	$3,569	$840	$22,542

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category as of June 30, 2020 and December 31, 2019:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
June 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$398,730	$220,915	$207,606	$500,354	$185,152	$241,694	$286,969	$108,677	$2,150,097
Individually evaluated for impairment	7,704	17,216	12,737	20,095	—	2,661	11,344	13,651	85,408
Acquired with deteriorated credit quality	1,796	970	8,163	14,890	1,288	3,285	9,820	78	40,290
Total	$408,230	$239,101	$228,506	$535,339	$186,440	$247,640	$308,133	$122,406	$2,275,795

Allowance for loan losses:
Collectively evaluated for impairment	$2,514	$2,854	$2,527	$6,152	$1,571	$2,975	$2,306	$1,005	$21,904
Individually evaluated for impairment	1,732	34	437	91	—	259	668	3,490	6,711
Acquired with deteriorated credit quality	110	2	293	524	10	132	36	1	1,108
Total	$4,356	$2,890	$3,257	$6,767	$1,581	$3,366	$3,010	$4,496	$29,723

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$294,006	$192,722	$211,744	$561,277	$176,273	$217,708	$291,624	$106,448	$2,051,802
Individually evaluated for impairment	10,733	13,966	10,927	3,398	1,324	3,782	11,349	13,872	69,351
Acquired with deteriorated credit quality	2,436	1,088	8,491	15,082	1,476	3,397	10,607	96	42,673
Total	$307,175	$207,776	$231,162	$579,757	$179,073	$224,887	$313,580	$120,416	$2,163,826

Allowance for loan losses:
Collectively evaluated for impairment	$1,926	$2,576	$1,486	$3,591	$1,019	$2,283	$1,684	$931	$15,496
Individually evaluated for impairment	2,170	105	270	70	—	567	822	2,176	6,180
Acquired with deteriorated credit quality	345	85	23	2	5	127	34	2	623
Total	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans as of June 30, 2020 and December 31, 2019:

	Unpaid
	Principal	Recorded	Related
June 30, 2020	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$3,052	$3,052	$1,732
Agricultural and farmland	174	174	34
Commercial real estate - owner occupied	1,303	1,303	437
Commercial real estate - non-owner occupied	166	166	91
Multi-family	—	—	—
Construction and land development	2,564	2,563	259
One-to-four family residential	2,821	2,803	668
Municipal, consumer, and other	8,881	8,854	3,490
Total	$18,961	$18,915	$6,711

With no related allowance:
Commercial and industrial	$4,656	$4,652	$—
Agricultural and farmland	17,040	17,042	—
Commercial real estate - owner occupied	11,436	11,434	—
Commercial real estate - non-owner occupied	19,973	19,929	—
Multi-family	—	—	—
Construction and land development	100	98	—
One-to-four family residential	8,593	8,541	—
Municipal, consumer, and other	4,809	4,797	—
Total	$66,607	$66,493	$—

Total
Commercial and industrial	$7,708	$7,704	$1,732
Agricultural and farmland	17,214	17,216	34
Commercial real estate - owner occupied	12,739	12,737	437
Commercial real estate - non-owner occupied	20,139	20,095	91
Multi-family	—	—	—
Construction and land development	2,664	2,661	259
One-to-four family residential	11,414	11,344	668
Municipal, consumer, and other	13,690	13,651	3,490
Total	$85,568	$85,408	$6,711

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$3,126	$39	$5,864	$54
Agricultural and farmland	177	—	997	—
Commercial real estate - owner occupied	1,312	27	3,415	10
Commercial real estate - non-owner occupied	167	3	102	—
Multi-family	—	—	1,349	—
Construction and land development	2,573	25	2,882	45
One-to-four family residential	2,868	31	3,818	27
Municipal, consumer, and other	8,911	105	224	2
Total	$19,134	$230	$18,651	$138

With no related allowance:
Commercial and industrial	$5,095	$94	$10,490	$103
Agricultural and farmland	16,853	195	20,280	228
Commercial real estate - owner occupied	11,899	120	14,427	197
Commercial real estate - non-owner occupied	20,067	65	3,938	—
Multi-family	—	—	2,400	81
Construction and land development	101	—	107	1
One-to-four family residential	8,666	141	10,406	51
Municipal, consumer, and other	4,835	1	17,369	109
Total	$67,516	$616	$79,417	$770

Total
Commercial and industrial	$8,221	$133	$16,354	$157
Agricultural and farmland	17,030	195	21,277	228
Commercial real estate - owner occupied	13,211	147	17,842	207
Commercial real estate - non-owner occupied	20,234	68	4,040	—
Multi-family	—	—	3,749	81
Construction and land development	2,674	25	2,989	46
One-to-four family residential	11,534	172	14,224	78
Municipal, consumer, and other	13,746	106	17,593	111
Total	$86,650	$846	$98,068	$908

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$3,306	$88	$5,940	$89
Agricultural and farmland	374	4	877	7
Commercial real estate - owner occupied	1,070	38	3,434	79
Commercial real estate - non-owner occupied	133	5	102	—
Multi-family	—	—	1,354	—
Construction and land development	2,819	66	2,887	89
One-to-four family residential	3,065	60	3,832	49
Municipal, consumer, and other	10,699	188	236	4
Total	$21,466	$449	$18,662	$317

With no related allowance:
Commercial and industrial	$5,518	$152	$10,461	$196
Agricultural and farmland	14,687	356	20,417	342
Commercial real estate - owner occupied	11,166	251	14,656	332
Commercial real estate - non-owner occupied	11,704	106	3,958	54
Multi-family	—	—	2,431	81
Construction and land development	213	2	108	2
One-to-four family residential	8,505	203	10,488	120
Municipal, consumer, and other	3,102	57	17,417	110
Total	$54,895	$1,127	$79,936	$1,237

Total
Commercial and industrial	$8,824	$240	$16,401	$285
Agricultural and farmland	15,061	360	21,294	349
Commercial real estate - owner occupied	12,236	289	18,090	411
Commercial real estate - non-owner occupied	11,837	111	4,060	54
Multi-family	—	—	3,785	81
Construction and land development	3,032	68	2,995	91
One-to-four family residential	11,570	263	14,320	169
Municipal, consumer, and other	13,801	245	17,653	114
Total	$76,361	$1,576	$98,598	$1,554

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status as of June 30, 2020 and December 31, 2019:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
June 30, 2020	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$404,768	$109	$—	$3,353	$408,230
Agricultural and farmland	233,928	242	—	4,931	239,101
Commercial real estate - owner occupied	227,345	360	—	801	228,506
Commercial real estate - non-owner occupied	535,127	—	—	212	535,339
Multi-family	186,440	—	—	—	186,440
Construction and land development	247,472	—	—	168	247,640
One-to-four family residential	302,665	998	149	4,321	308,133
Municipal, consumer, and other	122,092	148	7	159	122,406
Total	$2,259,837	$1,857	$156	$13,945	$2,275,795

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2019	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$301,975	$558	$—	$4,642	$307,175
Agricultural and farmland	201,519	—	—	6,257	207,776
Commercial real estate - owner occupied	228,218	941	—	2,003	231,162
Commercial real estate - non-owner occupied	579,626	131	—	—	579,757
Multi-family	177,696	—	—	1,377	179,073
Construction and land development	224,716	140	—	31	224,887
One-to-four family residential	307,712	1,329	75	4,464	313,580
Municipal, consumer, and other	119,898	247	26	245	120,416
Total	$2,141,360	$3,346	$101	$19,019	$2,163,826

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present total loans by category based on their assigned risk ratings determined by management as of June 30, 2020 and December 31, 2019:

June 30, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$376,348	$22,442	$9,440	$—	$408,230
Agricultural and farmland	206,481	14,638	17,982	—	239,101
Commercial real estate - owner occupied	192,278	23,058	13,170	—	228,506
Commercial real estate - non-owner occupied	455,660	56,607	23,072	—	535,339
Multi-family	175,543	10,897	—	—	186,440
Construction and land development	234,415	10,159	3,066	—	247,640
One-to-four family residential	283,601	12,073	12,459	—	308,133
Municipal, consumer, and other	108,508	256	13,642	—	122,406
Total	$2,032,834	$150,130	$92,831	$—	$2,275,795

December 31, 2019	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no troubled debt restructurings during the three and six months ended June 30, 2020. The following tables present the financial effect of troubled debt restructurings for the three and six months ended June 30, 2019:

				Charge-offs
		Recorded Investment		and Specific
Three Months Ended June 30, 2019	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial and industrial	3	$516	$516	$—
Agricultural and farmland	1	107	107	—
Commercial real estate - owner occupied	1	170	170	—
Total	5	$793	$793	$—

				Charge-offs
		Recorded Investment		and Specific
Six Months Ended June 30, 2019	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial and industrial	3	$516	$516	$—
Agricultural and farmland	2	392	392	—
Commercial real estate - owner occupied	1	170	170	—
Total	6	$1,078	$1,078	$—

During the three and six months ended June 30, 2019, all troubled debt restructurings were the result of a payment concession.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three and six months ended June 30, 2020 and 2019. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of June 30, 2020 and December 31, 2019, the Company had $8,387,000 and $9,315,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Beginning balance	$1,510	$1,710	$1,662	$2,101
Reclassification from non-accretable difference	38	271	46	407
Accretion income	(170)	(348)	(330)	(875)
Ending balance	$1,378	$1,633	$1,378	$1,633

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1,085,926,000 and $1,152,535,000 as of June 30, 2020 and December 31, 2019, respectively. Activity in mortgage servicing rights is as follows for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Beginning balance	$6,347	$9,916	$8,518	$10,918
Capitalized servicing rights	560	216	774	376
Fair value adjustment:
Attributable to payments and principal reductions	(791)	(438)	(1,194)	(744)
Attributable to changes in valuation inputs and assumptions	(277)	(898)	(2,259)	(1,754)
Total fair value adjustment	(1,068)	(1,336)	(3,453)	(2,498)
Ending balance	$5,839	$8,796	$5,839	$8,796

NOTE 5 – FORECLOSED ASSETS

Foreclosed assets activity is as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Beginning balance	$4,469	$10,151	$5,099	$9,559
Transfers from loans	308	353	327	1,761
Capitalized improvements	6	—	6	—
Proceeds from sales	(324)	(458)	(1,001)	(969)
Sales through loan origination	(67)	(91)	(67)	(360)
Net gain (loss) on sales	69	16	144	105
Direct write-downs	(11)	(264)	(58)	(389)
Ending balance	$4,450	$9,707	$4,450	$9,707

Gains (losses) on foreclosed assets includes the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Direct write-downs	$(11)	$(264)	$(58)	$(389)
Net gain (loss) on sales	69	16	144	105
Guarantee reimbursements	—	42	7	61
Gain on settlement	—	375	—	375
Gains (losses) on foreclosed assets	$58	$169	$93	$152

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying value of foreclosed one-to-four family residential real estate property as of June 30, 2020 and December 31, 2019, was $1,034,000 and $1,037,000, respectively. As of June 30, 2020, there were 9 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $594,000. As of December 31, 2019, there were 10 residential real estate loans in the process of foreclosure totaling approximately $588,000.

NOTE 6 – DEPOSITS

The Company’s deposits are summarized below:

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Noninterest-bearing deposits	$856,030	$689,116
Interest-bearing deposits:
Interest-bearing demand	880,007	814,639
Money market	480,497	477,765
Savings	487,761	438,927
Time	310,818	356,408
Total interest-bearing deposits	2,159,083	2,087,739
Total deposits	$3,015,113	$2,776,855

Money market deposits include $7,798,000 and $14,309,000 of reciprocal transaction deposits as of June 30, 2020 and December 31, 2019, respectively. Time deposits include $3,679,000 and $3,538,000 of reciprocal time deposits as of June 30, 2020 and December 31, 2019, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $24,602,000 and $44,754,000 as of June 30, 2020 and December 31, 2019, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $101,136,000 and $130,293,000 as of June 30, 2020 and December 31, 2019, respectively.

The components of interest expense on deposits for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Interest-bearing demand	$162	$411	$413	$828
Money market	118	489	512	859
Savings	50	69	120	137
Time	712	1,142	1,592	2,270
Total interest expense on deposits	$1,042	$2,111	$2,637	$4,094

NOTE 7 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of June 30, 2020 and December 31, 2019. Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of June 30, 2020 and December 31, 2019 was $535,798,000 and $548,229,000, respectively. As of June 30, 2020 and December 31, 2019, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Banks’ participation in the FHLB’s Mortgage Partnership Finance Program.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Banks also have available a line of credit from the Federal Reserve Bank of Chicago (FRB) with available borrowings based on the collateral pledged. As of June 30, 2020 and December 31, 2019, the carrying value of debt securities pledged amounted to $515,000 and $515,000, respectively. There was no outstanding balance under the line of credit as of June 30, 2020 and December 31, 2019. The line, when drawn upon, is due on demand and bears interest at a variable rate.

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

The trusts are not consolidated in the Company’s financial statements.

The carrying value of subordinated debentures are summarized as follows:

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	4,624	4,591
Total	$37,616	$37,583

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

The interest rates on the subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date immediately preceding each Distribution Payment Date specific to each subordinated debenture, plus a fixed percentage. The interest rates and maturities of the subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		June 30,	December 31,	Maturity
	Interest Rate		2020	2019	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	3.97%	4.74%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	1.84	3.42	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	1.66	3.24	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	4.02	4.79	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	3.21	4.79	December 31, 2037

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of June 30, 2020 and December 31, 2019, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are negotiated contracts entered into by two issuing counterparties containing specific agreement terms, including the underlying instrument, amount, exercise price, and maturities. The derivatives accounting guidance requires that the Company recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company may utilize interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	June 30, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Designated as cash flow hedges:	(dollars in thousands)
Fair value recorded in other liabilities	$17,000	$(1,674)	$17,000	$(676)

As of June 30, 2020, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of June 30, 2020 and December 31, 2019, the Company had cash pledged of $1,630,000 and $710,000, respectively, held on deposit at counterparties.

During the three months ended March 31, 2019, the Company had an interest rate swap contract with a notional amount of $10,000,000 designated as a cash flow hedge on variable-rate loans. Beginning April 1, 2019, this hedging relationship was no longer considered highly effective, and the Company discontinued hedge accounting. In accordance with hedge accounting guidance, the net unrealized gain associated with the discontinued hedging relationship, recorded within accumulated other comprehensive income, was reclassified into earnings through April 7, 2020, the period the hedged forecasted transactions affect earnings.

For the three and six months ended June 30, 2020 and 2019, the effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income to income	other comprehensive income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$32	$20	$64	$50
Subordinated debentures interest expense	(71)	2	(105)	2
Total	$(39)	$22	$(41)	$52

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	June 30, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Not designated as hedging instruments:	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with commercial borrower counterparties	$142,062	$22,965	$114,140	$8,532
Interest rate swaps with financial institution counterparty	—	—	24,216	110
Total fair value recorded in other assets	$142,062	$22,965	$138,356	$8,642

Fair value recorded in other liabilities:
Interest rate swaps with commercial borrower counterparties	$—	$—	$24,216	$(110)
Interest rate swaps with financial institution counterparty	142,062	(22,965)	114,140	(8,532)
Total fair value recorded in other liabilities	$142,062	$(22,965)	$138,356	$(8,642)

As of June 30, 2020, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of June 30, 2020 and December 31, 2019, the Company had $23,804,000 and $8,713,000, respectively, of debt securities pledged and held in safekeeping at the financial institution counterparty.

For the three and six months ended June 30, 2020 and 2019, the effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$1,610	$4,876	$15,181	$6,045
Gross losses	(1,610)	(4,839)	(15,181)	(6,008)
Net gains (losses)	$—	$37	$—	$37

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended June 30, 2020
Balance, March 31, 2020	$14,095	$(138)	$(1,388)	$12,569
Other comprehensive income (loss) before reclassifications	6,590	—	(133)	6,457
Reclassifications	—	6	39	45
Other comprehensive income (loss), before tax	6,590	6	(94)	6,502
Income tax expense (benefit)	1,879	1	(20)	1,860
Other comprehensive income (loss), after tax	4,711	5	(74)	4,642
Balance, June 30, 2020	$18,806	$(133)	$(1,462)	$17,211

Three Months Ended June 30, 2019
Balance, March 31, 2019	$1,095	$40	$(123)	$1,012
Other comprehensive income (loss) before reclassifications	6,968	—	(445)	6,523
Reclassifications	—	(77)	(22)	(99)
Other comprehensive loss	6,968	(77)	(467)	6,424
Balance, June 30, 2019	$8,063	$(37)	$(590)	$7,436

Six Months Ended June 30, 2020
Balance, December 31, 2019	$8,659	$(131)	$(696)	$7,832
Other comprehensive income (loss) before reclassifications	14,192	—	(1,103)	13,089
Reclassifications	—	(3)	41	38
Other comprehensive income (loss), before tax	14,192	(3)	(1,062)	13,127
Income tax expense (benefit)	4,045	(1)	(296)	3,748
Other comprehensive income (loss), after tax	10,147	(2)	(766)	9,379
Balance, June 30, 2020	$18,806	$(133)	$(1,462)	$17,211

Six Months Ended June 30, 2019
Balance, December 31, 2018	$(4,561)	$122	$151	$(4,288)
Other comprehensive income (loss) before reclassifications	12,624	—	(689)	11,935
Reclassifications	—	(159)	(52)	(211)
Other comprehensive loss	12,624	(159)	(741)	11,724
Balance, June 30, 2019	$8,063	$(37)	$(590)	$7,436

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

NOTE 11 – INCOME TAXES

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. The consolidated statements of income present unaudited pro forma C Corp equivalent information for the three and six months ended June 30, 2019.

Allocation of income tax expense between current and deferred portions for the three and six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Current
Federal	$977	$—	$2,698	$—
State	637	305	1,625	520
Total current	1,614	305	4,323	520

Deferred
Federal	580	—	123	—
State	283	—	62	—
Total deferred	863	—	185	—
Income tax expense	$2,477	$305	$4,508	$520

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income tax expense differs from the statutory federal rate for the three and six months ended June 30 due to the following:

	Three Months Ended June 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$2,078	21.0%	$—	—%
Increase (decrease) resulting from:
Federally tax exempt interest income	(370)	(3.7)	—	—
State taxes, net of federal benefit	727	7.3	305	2.0
Other	42	0.4	—	—
Income tax expense	$2,477	25.0%	$305	2.0%

	Six Months Ended June 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$3,811	21.0%	$—	—%
Increase (decrease) resulting from:
Federally tax exempt interest income	(727)	(4.0)	—	—
State taxes, net of federal benefit	1,358	7.5	520	1.5
Other	66	0.3	—	—
Income tax expense	$4,508	24.8%	$520	1.5%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$8,398	$6,309
Compensation related	2,035	5,859
Deferred loan fees	2,156	497
Nonaccrual interest	668	858
Foreclosed assets	65	574
Goodwill	434	531
Other	1,099	785
Total deferred tax assets	14,855	15,413

Deferred tax liabilities
Fixed asset depreciation	4,380	4,201
Mortgage servicing rights	1,665	2,428
Other purchase accounting adjustments	1,273	1,356
Intangible assets	709	841
Prepaid assets	678	504
Net unrealized gain on debt securities available-for-sale	6,296	2,251
Other	381	426
Total deferred tax liabilities	15,382	12,007
Net deferred tax asset (liability)	$(527)	3,406

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

Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding restricted stock units were vested. For the three and six months end June 30, 2020, the restricted stock units were considered anti-dilutive and excluded from the calculation of common stock equivalents. There were no restricted stock units outstanding during the three and six months ended June 30, 2019.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Numerator:
Net income	$7,419	$14,605	$13,640	$33,341
Earnings allocated to unvested restricted stock units	(19)	—	(34)	—
Numerator for earnings per share - basic and diluted	$7,400	$14,605	$13,606	$33,341

Denominator:
Weighted average common shares outstanding	27,457,306	18,027,512	27,457,306	18,027,512
Dilutive effect of outstanding restricted stock units	—	—	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,457,306	18,027,512	27,457,306	18,027,512

Earnings per share - Basic	$0.27	$0.81	$0.50	$1.85
Earnings per share - Diluted	$0.27	$0.81	$0.50	$1.85

NOTE 13 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (the SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved termination of the SERP agreements, and a lump sum payment was made in June 2020 to each participant equal to the present value of any remaining installment payments. As of June 30, 2020, there was no remaining deferred compensation liability for the SERP. As of December 31, 2019, the deferred compensation liability for the SERP was $12,789,000. During the three months ended June 30, 2020 and 2019, the Company recognized deferred compensation expense for the SERP of $690,000 and $3,440,000, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized deferred compensation expense for the SERP of $1,660,000 and $3,565,000, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a summary of stock-based compensation expense (benefit) during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Restricted stock units	$96	$—	$163	$—
Stock appreciation rights	107	—	(228)	(115)
Total stock-based compensation expense (benefit)	$203	$—	$(65)	$(115)

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

On January 28, 2020, the Company granted 70,400 restricted stock units to certain key employees which vest in four equal annual installments beginning on February 1, 2021. On January 28, 2020, the Company also granted 2,750 restricted stock units to non-employee directors which vest on February  1, 2021. The total fair value of the restricted stock units granted on January 28, 2020 was $1,392,000, based on the grant date closing price of $19.03 per share.

On June 24, 2020, the Company also granted 550 restricted stock units to a non-employee director which vest on February 1, 2021. The total fair value of the restricted stock units granted on June 24, 2020 was $7,000, based on the grant date closing price of $12.71 per share.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of outstanding restricted stock unit activity:

	Three Months Ended June 30,
	2020		2019
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock Units	Grant Date	Stock Units	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning balance	73,150	$19.03	—	$—
Granted	550	12.71	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,700	$18.98	—	$—

	Six Months Ended June 30,
	2020		2019
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock Units	Grant Date	Stock Units	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning balance	—	$—	—	$—
Granted	73,700	18.98	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,700	$18.98	—	$—

A further summary of outstanding restricted stock units as of June 30, 2020, is as follows:

		Weighted Average
		Remaining
Range of Grant Date Fair Values	Outstanding	Contractual Term
$ 12.71	550	0.6	years
$ 19.03	73,150	3.5	years

As of June 30, 2020, unrecognized compensation cost related to non-vested restricted stock units was $1,236,000.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of outstanding stock appreciation rights activity:

	Three Months Ended June 30,
	2020		2019
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	110,160	$16.32	91,800	$5.73
Granted	—	—	—	—
Exercised	—	—	(48,960)	4.21
Forfeited	—	—	—	—
Ending balance	110,160	$16.32	42,840	$7.46

	Six Months Ended June 30,
	2020		2019
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	110,160	$16.32	91,800	$5.73
Granted	—	—	—	—
Exercised	—	—	(48,960)	4.21
Forfeited	—	—	—	—
Ending balance	110,160	$16.32	42,840	$7.46

A further summary of outstanding stock appreciation rights as of June 30, 2020, is as follows:

			Weighted Average
			Remaining
Range of Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	110,160	79,560	9.2	years

As of June 30, 2020, unrecognized compensation cost related to non-vested stock appreciation rights was $51,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2020 and December 31, 2019, the liability recorded for outstanding stock appreciation rights was $181,000 and $409,000, respectively. As of June 30, 2020 and December 31, 2019, the Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	June 30,	December 31,
	2020	2019
Risk-free interest rate	0.61%	1.90%
Expected volatility	34.32%	28.83%
Expected life (in years)	9.2	9.7
Expected dividend yield	4.50%	3.16%

As of June 30, 2020, the liability recorded for previously exercised stock appreciation rights was $1,206,000, which will be paid in four remaining equal annual installments. As of December 31, 2019, the liability recorded for previously exercised units was $1,512,000.

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

The ability of the Company to pay dividends to its stockholders is dependent upon the ability of the Banks to pay dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. Under the Basel III regulations, a capital conservation buffer calculation will phase in over five years which limits allowable bank dividends if regulatory capital ratios fall below specific thresholds. As of June 30, 2020 and December 31, 2019, the capital conservation buffer was 2.5%.

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

Management believes, as of June 30, 2020 and December 31, 2019, that HBT Financial, Inc. and the Banks each met all capital adequacy requirements to which they are subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of HBT Financial, Inc. (on a consolidated basis) and the Banks are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$370,484	15.13%	$195,840	8.00%	N/A	N/A
Heartland Bank	327,109	14.52	180,224	8.00	$225,280	10.00%
State Bank of Lincoln	35,891	18.59	15,444	8.00	19,305	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$340,761	13.92%	$146,880	6.00%	N/A	N/A
Heartland Bank	299,935	13.31	135,168	6.00	$180,224	8.00%
State Bank of Lincoln	33,477	17.34	11,583	6.00	15,444	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$304,310	12.43%	$110,160	4.50%	N/A	N/A
Heartland Bank	299,935	13.31	101,376	4.50	$146,432	6.50%
State Bank of Lincoln	33,477	17.34	8,687	4.50	12,548	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$340,761	10.00%	$136,357	4.00%	N/A	N/A
Heartland Bank	299,935	9.77	122,741	4.00	$153,426	5.00%
State Bank of Lincoln	33,477	9.93	13,488	4.00	16,861	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,994	14.54%	$196,358	8.00%	N/A	N/A
Heartland Bank	315,516	14.02	180,071	8.00	$225,088	10.00%
State Bank of Lincoln	35,390	17.58	16,104	8.00	20,130	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$334,695	13.64%	$147,268	6.00%	N/A	N/A
Heartland Bank	295,385	13.12	135,053	6.00	$180,071	8.00%
State Bank of Lincoln	33,222	16.50	12,078	6.00	16,104	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$298,277	12.15%	$110,451	4.50%	N/A	N/A
Heartland Bank	295,385	13.12	101,290	4.50	$146,307	6.50%
State Bank of Lincoln	33,222	16.50	9,058	4.50	13,084	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$334,695	10.38%	$129,027	4.00%	N/A	N/A
Heartland Bank	295,385	10.25	115,281	4.00	$144,102	5.00%
State Bank of Lincoln	33,222	9.82	13,531	4.00	16,914	5.00

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements are summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC on March 27, 2020. There were no transfers between levels during the three and six months ended June 30, 2020 and 2019. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balances of the assets measured at fair value on a recurring basis:

June 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$78,935	$—	$78,935
Municipal	—	198,310	—	198,310
Mortgage-backed:
Agency residential	—	216,869	—	216,869
Agency commercial	—	138,149	—	138,149
Corporate	—	69,090	—	69,090
Equity securities with readily determinable fair values	3,263	—	—	3,263
Mortgage servicing rights	—	—	5,839	5,839
Derivative financial assets	—	22,965	—	22,965
Derivative financial liabilities	—	24,639	—	24,639

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$49,615	$—	$49,615
Municipal	—	133,738	—	133,738
Mortgage-backed:
Agency residential	—	200,678	—	200,678
Agency commercial	—	134,954	—	134,954
Corporate	—	73,419	—	73,419
Equity securities with readily determinable fair values	3,241	—	—	3,241
Mortgage servicing rights	—	—	8,518	8,518
Derivative financial assets	—	8,642	—	8,642
Derivative financial liabilities	—	9,318	—	9,318

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2019 to June 30, 2020.

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

Mortgage Servicing Rights

The Company has elected to record its mortgage servicing rights at fair value. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced as calculated by an independent third party. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds and discount rates. Due to the nature of the valuation inputs, mortgage servicing rights are classified as Level 3. The change in fair value is recorded through an adjustment to the consolidated statement of income.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

June 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$5,839	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 77.3% (16.5%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$8,518	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 68.5% (12.3%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

June 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$25,934	$—	$25,934
Collateral-dependent impaired loans	—	—	12,204	12,204
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	4,450	4,450

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$4,531	$—	$4,531
Collateral-dependent impaired loans	—	—	15,811	15,811
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	5,099	5,099

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

The Company considers the appraisal or a similar evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals or a similar evaluation of the collateral underlying collateral-dependent loans and foreclosed assets are obtained at the time a loan is first considered impaired or a loan is transferred to foreclosed assets. Appraisals or a similar evaluation of bank premises held for sale are obtained when first classified as held for sale. Appraisals or similar evaluations are obtained subsequently as deemed necessary by management but at least annually on foreclosed assets and bank premises held for sale. Appraisals are reviewed for accuracy and consistency by management. Appraisals are performed by individuals selected from the list of approved appraisers maintained by management. The appraised values are reduced by estimated costs to sell. These discounts and estimates are developed by management by comparison to historical results.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

June 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$12,204	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	4,450	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$15,811	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	5,099	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	June 30, 2020		December 31, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$314,365	$314,365	$283,971	$283,971
Interest-bearing time deposits with banks	Level 1	—	—	248	248
Debt securities held-to-maturity	Level 2	73,823	78,317	88,477	90,529
Restricted stock	Level 3	2,498	2,498	2,425	2,425
Loans, net	Level 3	2,246,072	2,259,411	2,141,527	2,181,103
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	12,661	12,661	13,951	13,951

Financial liabilities:
Time deposits	Level 3	310,818	312,873	356,408	355,340
Securities sold under agreements to repurchase	Level 2	51,354	51,354	44,433	44,433
Subordinated debentures	Level 3	37,616	31,507	37,583	31,959
Accrued interest payable	Level 2	821	821	1,132	1,132

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Such commitments and conditional obligations were as follows:

	Contractual Amount
	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Commitments to extend credit	$536,489	$542,705
Standby letters of credit	9,649	8,991

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

The following is management’s discussion and analysis of the financial condition as of June 30, 2020 (unaudited), as compared with December 31, 2019, and the results of operations for the three and six months ended June 30, 2020 and 2019 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be attained for any other period.

OVERVIEW

HBT Financial, Inc. is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and State Bank of Lincoln. The Banks provide a comprehensive suite of business, commercial, wealth management, and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois through 63 branches. As of June 30, 2020, the Company had total assets of $3.5 billion, total loans of $2.3 billion, and total deposits of $3.0 billion. HBT Financial, Inc. is a longstanding Central Illinois company, with banking roots that can be traced back 100 years.

Market Area

We currently operate 60 full-service and three limited-service branch locations across 18 counties in Central and Northeastern Illinois. We hold a leading deposit share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance.

Below is a summary of the loan and deposit balances by the metropolitan and micropolitan statistical areas in which we operate:

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Loans, before allowance for loan losses
Bloomington-Normal	$515,763	$552,787
Champaign-Urbana	223,979	209,317
Chicago	1,130,534	1,020,524
Lincoln	118,152	107,162
Ottawa-Peru	108,045	103,665
Peoria	179,322	170,371
Loans, before allowance for loan losses	$2,275,795	$2,163,826

Total deposits
Bloomington-Normal	$748,597	$694,519
Champaign-Urbana	166,656	152,108
Chicago	1,032,187	911,916
Lincoln	196,826	194,784
Ottawa-Peru	325,724	290,138
Peoria	545,123	533,390
Total deposits	$3,015,113	$2,776,855

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

COVID-19 Response and Impact Overview

The Company has taken a number of steps to support our employees and customers while maintaining the health and safety of all involved, including, but not limited to:

●	Enabling work from home for many employees and social distancing for employees who need to report to the office;
●	Maintaining regular business hours at branches for drive-up services and the call center to serve customers while branch lobby service was closed;
●	Branch lobby service was reopened for all locations by July 13, 2020, except one location which was permanently closed and consolidated with an existing branch on June 30, 2020;
●	Offering loan payment modifications to customers experiencing financial hardship due to COVID-19;
●	Waiving or refunding overdraft and ATM fees, as well as time deposit early withdrawal penalties, to customers experiencing financial hardship due to COVID-19;
●	Participating in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) with $184.2 million of PPP loans approved and funded to 2,245 businesses supporting approximately 24,000 employees in our communities during the three months ended June 30, 2020.

The Company operates primarily in Illinois which has established a five-phase reopening plan. Illinois entered Phase 4 of its reopening plan on June 26, 2020 which allows gatherings of 50 people or fewer, restaurants and bars to reopen for indoor dining at reduced capacity, and child care and schools to reopen under guidance from the Illinois Department of Public Health. Illinois is only likely to transition to Phase 5 of its reopening plan, a full reopening, when a vaccine or highly effective COVID-19 treatment is available. Illinois may return to Phase 3 if there is a resurgence in COVID-19 cases.

Although the Company has maintained business operations with appropriate social distancing procedures since the beginning of the COVID-19 pandemic, it has caused significant economic disruption throughout the United States and the communities that we serve. While the length, duration and ultimate impact of the COVID-19 pandemic is unknown at this time, it may adversely impact the businesses we serve and impair the ability of our customers to fulfill their contractual obligations to us. This could adversely affect our asset valuations, financial condition, liquidity and results of operations, and the impacts may be material. In the second quarter of 2020, we experienced, and we may continue to experience, the following adverse impacts of the COVID-19 pandemic:

●	Decrease in net interest income and net interest margin, as a result of the lower interest rate environment;
●	Increase in provision for loan losses due to deterioration in the loan portfolio’s credit quality, as a result of the economic slow-down caused by the COVID-19 pandemic;
●	Decrease in debit and credit card interchange income, as a result of a lower level of consumer activity and lower associated volume of debit and credit card transactions;
●	Decrease in service charge income on deposit accounts, such as overdraft fees, as a result of an increase in waived or refunded fees and federal economic stimulus payments received by customers;
●	Decrease in demand for loans, as a result of the economic slow-down caused by the COVID-19 pandemic.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve Board’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and, to some degree, by the Federal Reserve Board’s actions. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. During 2019, overall market interest rates started to decline. The Federal Open Markets Committee lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In March 2020, the Federal Open Markets Committee lowered Federal Funds target rates twice, for a combined decrease of 150 basis points in response to the economic downturn related to the COVID-19 pandemic.

We expect these rate cuts and potential increases in nonperforming loans as a result of the economic downturn related to the COVID-19 pandemic to continue to put downward pressure on our net interest margin. In general, we believe that rate increases will lead to improved net interest margins while rate decreases will result in lower net interest margins.

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

Regulatory Environment / Trends

We are subject to federal and state regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment includes extensive regulation and supervision in areas such as consumer compliance, the BSA and anti-money laundering compliance, risk management and internal audit. We anticipate that this environment of extensive regulation and supervision will continue for the industry. As a result, changes in the regulatory environment may result in additional costs for additional compliance, risk management and audit personnel or professional fees associated with advisors and consultants.

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

The following table illustrates the impact of being taxed as a C Corporation for the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
As Reported
Income before income tax expense	$9,896	$14,910	$18,148	$33,861
Income tax expense	2,477	305	4,508	520
Net income	$7,419	$14,605	$13,640	$33,341

Earnings per share - Basic	$0.27	$0.81	$0.50	$1.85
Earnings per share - Diluted	$0.27	$0.81	$0.50	$1.85

Effective tax rate	25.0%	2.0%	24.8%	1.5%

Unaudited Pro Forma C Corp Equivalent
Historical income before income tax expense	N/A	$14,910	N/A	$33,861
C Corp equivalent income tax expense	N/A	3,784	N/A	8,699
C Corp equivalent net income	N/A	$11,126	N/A	$25,162

C Corp equivalent earnings per share - Basic	N/A	$0.62	N/A	$1.40
C Corp equivalent earnings per share - Diluted	N/A	$0.62	N/A	$1.40

Effective tax rate	N/A	25.4%	N/A	25.7%

N/A  Not applicable.

The C Corp equivalent effective tax rate reflects a federal income tax rate of 21% and state income tax rate of 9.5% for the three and six months ended June 30, 2019.

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

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
Statement of Income Information
Total interest and dividend income	$30,361	$36,550	$63,081	$73,499
Total interest expense	1,453	2,619	3,511	5,116
Net interest income	28,908	33,931	59,570	68,383
Provision for loan losses	3,573	1,806	7,928	2,582
Net income after provision for loan losses	25,335	32,125	51,642	65,801
Total noninterest income	8,060	7,346	13,312	14,833
Total noninterest expense	23,499	24,561	46,806	46,773
Income before income tax expense	9,896	14,910	18,148	33,861
Income tax expense	2,477	305	4,508	520
Net income	$7,419	$14,605	$13,640	$33,341

C Corp equivalent net income (1)	N/A	$11,126	N/A	$25,162
Adjusted net income (2)	$8,218	14,308	$16,597	28,667

Net interest income (tax-equivalent basis) (2) (3)	$29,391	$34,537	$60,516	$69,599

Share and Per Share Information
Earnings per share - Diluted	$0.27	$0.81	$0.50	$1.85
C Corp equivalent earnings per share - Diluted (1)	N/A	0.62	N/A	1.40
Adjusted earnings per share - Diluted (2)	0.30	0.79	0.60	1.59

Weighted average number shares of common stock outstanding	27,457,306	18,027,512	27,457,306	18,027,512

Summary Ratios
Net interest margin *	3.49%	4.36%	3.74%	4.40%
Net interest margin (tax-equivalent basis) * (2) (3)	3.55	4.44	3.79	4.48
Yield on loans *	4.57	5.58	4.86	5.63
Yield on interest-earning assets *	3.66	4.70	3.96	4.73
Cost of interest-bearing liabilities *	0.26	0.47	0.32	0.46
Cost of total deposits *	0.14	0.30	0.19	0.29

Efficiency ratio	62.74%	58.59%	63.37%	55.30%
Efficiency ratio (tax-equivalent basis) (2) (3)	61.93	57.74	62.56	54.51

Return on average assets *	0.86%	1.81%	0.82%	2.06%
Return on average stockholders' equity *	8.56	17.25	7.93	19.45
Return on average tangible common equity * (2)	9.29	18.84	8.61	21.23

C Corp equivalent return on average assets * (1)	N/A	1.38%	N/A	1.56%
C Corp equivalent return on average stockholders' equity * (1)	N/A	13.14	N/A	14.68
C Corp equivalent return on average tangible common equity * (1) (2)	N/A	14.35	N/A	16.02

Adjusted return on average assets * (2)	0.95%	1.77%	1.00%	1.77%
Adjusted return on average stockholders' equity * (2)	9.49	16.90	9.65	16.72
Adjusted return on average tangible common equity * (2)	10.29	18.46	10.48	18.25

*       Annualized measure.

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period. No such adjustment is necessary for periods subsequent to 2019.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(3)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

N/A  Not applicable.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

For the three months ended June 30, 2020, net income was $7.4 million decreasing by $7.2 million, or 49.2%, when compared to net income for the three months ended June 30, 2019, or a decrease of $3.7 million, or 33.3%, when compared to C Corp equivalent net income for the three months ended June 30, 2019. Net income declined primarily due to lower net interest income and higher provision for loan losses. Net interest income declined by $5.0 million, primarily as a result of a lower interest rate environment. Provision for loan losses increased by $1.8 million, primarily due to the economic weakness resulting from the COVID-19 pandemic. Partially offsetting these declines was a $1.5 million increase in gains on sale of mortgage loans attributable to a strong mortgage refinancing environment.

Comparison of the Six Months Ended June 30, 2020 to the six Months Ended June 30, 2019

For the six months ended June 30, 2020, net income was $13.6 million decreasing by $19.7 million, or 59.1%, when compared to net income for the six months ended June 30, 2019, or a decrease of $11.5 million, or 45.8%, when compared to C Corp equivalent net income for the six months ended June 30, 2019. Net income declined primarily due to lower net interest income and higher provision for loan losses. Net interest income declined by $8.8 million, primarily as a result of a lower interest rate environment. Provision for loan losses increased by $5.3 million, primarily due to the economic weakness resulting from the COVID-19 pandemic.

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

The following tables sets forth average balances, average yields and costs, and certain other information for the three and six months ended June 30, 2020 and 2019. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,265,032	$25,869	4.57%	$2,196,934	$30,622	5.58%
Securities	721,817	4,399	2.44	786,759	5,313	2.70
Deposits with banks	326,216	79	0.10	125,263	599	1.91
Other	2,496	14	2.19	2,439	16	2.64
Total interest-earning assets	3,315,561	$30,361	3.66%	3,111,395	$36,550	4.70%
Allowance for loan losses	(26,125)			(21,250)
Noninterest-earning assets	163,713			146,208
Total assets	$3,453,149			$3,236,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$860,131	$162	0.08%	$826,715	$411	0.20%
Money market	477,441	118	0.10	455,454	489	0.43
Savings	474,609	50	0.04	433,125	69	0.06
Time	317,965	712	0.90	411,514	1,142	1.11
Total interest-bearing deposits	2,130,146	1,042	0.20	2,126,808	2,111	0.40
Securities sold under agreements to repurchase	53,867	11	0.08	40,851	17	0.17
Borrowings	2,582	1	0.03	549	4	2.62
Subordinated debentures	37,605	399	4.24	37,544	487	5.19
Total interest-bearing liabilities	2,224,200	$1,453	0.26%	2,205,752	$2,619	0.47%
Noninterest-bearing deposits	824,232			662,731
Noninterest-bearing liabilities	58,177			29,257
Total liabilities	3,106,609			2,897,740
Stockholders' Equity	346,540			338,613
Total liabilities and stockholders’ equity	$3,453,149			$3,236,353

Net interest income/Net interest margin (3)		$28,908	3.49%		$33,931	4.36%
Tax-equivalent adjustment (2)		483	0.06		606	0.08
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$29,391	3.55%		$34,537	4.44%
Net interest rate spread (4)			3.40%			4.23%
Net interest-earning assets (5)	$1,091,361			$905,643
Ratio of interest-earning assets to interest-bearing liabilities	1.49			1.41
Cost of total deposits			0.14%			0.30%

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,203,031	$53,484	4.86%	$2,180,722	$61,395	5.63%
Securities	695,194	8,761	2.52	796,577	10,787	2.70
Deposits with banks	288,637	808	0.56	128,445	1,286	2.00
Other	2,461	28	2.28	2,578	31	2.43
Total interest-earning assets	3,189,323	$63,081	3.96%	3,108,322	$73,499	4.73%
Allowance for loan losses	(24,300)			(20,848)
Noninterest-earning assets	155,923			147,357
Total assets	$3,320,946			$3,234,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$835,999	$413	0.10%	$826,586	$828	0.20%
Money market	470,782	512	0.22	449,021	859	0.38
Savings	454,442	120	0.05	429,078	137	0.06
Time	329,867	1,592	0.97	422,137	2,270	1.08
Total interest-bearing deposits	2,091,090	2,637	0.25	2,126,822	4,094	0.38
Securities sold under agreements to repurchase	47,917	31	0.13	41,466	31	0.15
Borrowings	1,402	1	0.07	553	7	2.59
Subordinated debentures	37,597	842	4.48	37,536	984	5.24
Total interest-bearing liabilities	2,178,006	$3,511	0.32%	2,206,377	$5,116	0.46%
Noninterest-bearing deposits	747,473			656,714
Noninterest-bearing liabilities	51,437			28,879
Total liabilities	2,976,916			2,891,970
Stockholders' Equity	344,030			342,861
Total liabilities and stockholders’ equity	$3,320,946			3,234,831

Net interest income/Net interest margin (3)		$59,570	3.74%		$68,383	4.40%
Tax-equivalent adjustment (2)		946	0.05		1,216	0.08
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$60,516	3.79%		$69,599	4.48%
Net interest rate spread (4)			3.64%			4.27%
Net interest-earning assets (5)	$1,011,317			$901,945
Ratio of interest-earning assets to interest-bearing liabilities	1.46			1.41
Cost of total deposits			0.19%			0.29%

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following tables set forth the components of loan interest income, which includes contractual interest on loans, loan fees, accretion of acquired loan discounts and net earnings on cash flow hedges:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		Yield		Yield		Yield		Yield
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$24,202	4.27%	$29,391	5.36%	$50,224	4.56%	$57,972	5.33%
Loan fees	1,630	0.29	778	0.14	2,794	0.25	1,577	0.14
Accretion of acquired loan discounts	5	—	433	0.08	402	0.04	1,796	0.16
Net cash flow hedge earnings	32	0.01	20	—	64	0.01	50	—
Total loan interest income	$25,869	4.57%	$30,622	5.58%	$53,484	4.86%	$61,395	5.63%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		Net Interest		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin		Margin
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$24,202	2.92%	$29,391	3.78%	$50,224	3.15%	$57,972	3.73%
Contractual interest on securities	5,435	0.66	6,249	0.80	10,586	0.66	12,655	0.81
Contractual interest on deposits with banks	79	0.01	599	0.08	808	0.05	1,286	0.08
Loan fees	1,630	0.20	778	0.10	2,794	0.18	1,577	0.10
Accretion of loan discounts	5	—	433	0.06	402	0.03	1,796	0.12
Securities amortization, net	(1,035)	(0.14)	(936)	(0.12)	(1,825)	(0.12)	(1,868)	(0.12)
Other	45	0.01	36	—	92	0.01	81	0.01
Total interest income	30,361	3.66	36,550	4.70	63,081	3.96	73,499	4.73

Interest expense:
Contractual interest on deposits	1,035	0.12	2,108	0.28	2,623	0.16	4,109	0.27
Contractual interest on other interest-bearing liabilities	323	0.04	494	0.06	736	0.05	992	0.06
Other	95	0.01	17	—	152	0.01	15	—
Total interest expense	1,453	0.17	2,619	0.34	3,511	0.22	5,116	0.33
Net interest income	28,908	3.49	33,931	4.36	59,570	3.74	68,383	4.40
Tax equivalent adjustment (1)	483	0.06	606	0.08	946	0.05	1,216	0.08
Net interest income (tax equivalent) (1) (2)	$29,391	3.55%	$34,537	4.44%	$60,516	3.79%	$69,599	4.48%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

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

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	vs.			vs.
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$924	$(5,677)	$(4,753)	$622	$(8,533)	$(7,911)
Securities	(427)	(487)	(914)	(1,326)	(700)	(2,026)
Deposits with banks	390	(910)	(520)	873	(1,351)	(478)
Other	—	(2)	(2)	(1)	(2)	(3)
Total interest-earning assets	887	(7,076)	(6,189)	168	(10,586)	(10,418)

Interest-earning liabilities:
Interest-bearing deposits:
Interest-bearing demand	16	(265)	(249)	9	(424)	(415)
Money market	23	(394)	(371)	40	(387)	(347)
Savings	7	(26)	(19)	8	(25)	(17)
Time	(233)	(197)	(430)	(461)	(217)	(678)
Total interest-bearing deposits	(187)	(882)	(1,069)	(404)	(1,053)	(1,457)
Securities sold under agreements to repurchase	5	(11)	(6)	4	(4)	—
Borrowings	4	(7)	(3)	5	(11)	(6)
Subordinated debentures	1	(89)	(88)	2	(144)	(142)
Total interest-bearing liabilities	(177)	(989)	(1,166)	(393)	(1,212)	(1,605)
Change in net interest income	$1,064	$(6,087)	$(5,023)	$561	$(9,374)	$(8,813)

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Net interest income for the three months ended June 30, 2020 decreased $5.0 million, or 14.8%, to $28.9 million from $33.9 million for the three months ended June 30, 2019. The decrease is primarily attributable to declines in benchmark interest rates, which drove lower yields on interest-earning assets. Partially offsetting this decline was an increase in loan balances and lower costs on deposit.

Net interest margin decreased as well to 3.49% for the three months ended June 30, 2020 compared to 4.36% for the three months ended June 30, 2019. The decrease was primarily attributable to the decline in the average yield on earnings assets, including approximately 15 basis points due to excess liquidity that was used to fund PPP loans and held in overnight funds at the Federal Reserve. The contribution of acquired loan discount accretion to net interest income declined to less than $0.1 million or less than 1 basis points of the net interest margin, for the three months ended June 30, 2020 from $0.4 million or 6 basis points of the net interest margin, for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Net interest income for the six months ended June 30, 2020 decreased $8.8 million, or 12.9%, to $59.6 million from $68.4 million for the six months ended June 30, 2019. The decrease is primarily attributable to declines in benchmark interest rates, which drove lower yields on interest-earning assets. Partially offsetting this decline was a lower cost on deposits and an increase in balances of deposits with banks and loans.

Net interest margin decreased as well to 3.74% for the six months ended June 30, 2020 compared to 4.40% for the six months ended June 30, 2019. The decrease was primarily attributable to the decline in the average yield on earnings assets, including approximately 11 basis points due to excess liquidity that was used to fund PPP loans and held in overnight funds at the Federal Reserve, partially offset by an improvement in the cost and mix of deposits. The contribution of acquired loan discount accretion to net interest income declined to $0.4 million or 3 basis points of the net interest margin, for the six months ended June 30, 2020 from $1.8 million or 12 basis points of the net interest margin, for the six months ended June 30, 2019.

The quarterly net interest margins were as follows:

	2020	2019
Three months ended
March 31,	4.00%	4.44%
June 30,	3.49	4.36
September 30,	—	4.31
December 31,	—	4.12

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

We expect these rate cuts and potential increases in nonperforming loans as a result of the economic downturn related to the COVID-19 pandemic to continue to put downward pressure on our net interest margin. In general, we believe that rate increases will lead to improved net interest margins while rate decreases will result in lower net interest margins.

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

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

The provision for loan losses was $3.6 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. The increase in provision for loan losses was primarily due to reserve build during the three months ended June 30, 2020 related to adjustments to qualitative factors to reflect the economic weakness resulting from the COVID-19 pandemic.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

The provision for loan losses was $7.9 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. The increase in provision for loan losses was primarily due to $7.0 million of reserve build during the six months ended June 30, 2020 related to adjustments to qualitative factors to reflect the economic weakness resulting from the COVID-19 pandemic. The remaining $0.9 million of the provision was primarily due to a $1.3 million increase in a specific reserve related to one credit offset by a decrease in specific reserves related to several other credits.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change

	(dollars in thousands)
Card income	$1,998	$1,996	$2	$3,790	$3,828	$(38)
Service charges on deposit accounts	1,133	1,931	(798)	2,967	3,694	(727)
Wealth management fees	1,507	1,493	14	3,321	3,240	81
Mortgage servicing	727	818	(91)	1,451	1,547	(96)
Mortgage servicing rights fair value adjustment	(508)	(1,120)	612	(2,679)	(2,122)	(557)
Gains on sale of mortgage loans	2,135	660	1,475	2,671	1,185	1,486
Gains (losses) on securities	57	36	21	5	115	(110)
Gains (losses) on foreclosed assets	58	169	(111)	93	152	(59)
Gains (losses) on other assets	(69)	368	(437)	(72)	1,273	(1,345)
Title insurance activity	—	38	(38)	—	167	(167)
Other noninterest income	1,022	957	65	1,765	1,754	11
Total noninterest income	$8,060	$7,346	$714	$13,312	$14,833	$(1,521)

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Total noninterest income for the three months ended June 30, 2020 increased by $0.7 million, or 9.7%, to $8.1 million from $7.3 million for the three months ended June 30, 2019. The increase is primarily attributable to higher a $1.5 million increase in gains on sale of mortgage loans attributable to a strong mortgage refinancing environment and a less negative mortgage servicing rights fair value adjustment. Partially offsetting these increases were a $0.8 million decrease in service charges on deposit accounts associated with lower overdraft incidences due to federal stimulus payments received by customers, and fee waivers offered to customers experiencing a financial hardship due to COVID-19.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Total noninterest income for the six months ended June 30, 2020 decreased by $1.5 million, or 10.3%, to $13.3 million from $14.8 million for the six months ended June 30, 2019. The decrease is primarily attributable to nonrecurring gains on sales of First Community Title Services, Inc. and HBT Insurance of $0.8 million and nonrecurring gains on sales of bank premises held for sale of $0.4 million during the six months ended June 30, 2019. Also contributing to lower noninterest income was a $0.7 million decrease in service charges on deposit accounts associated with lower overdraft incidences and fee waivers and a $0.6 million larger negative mortgage servicing rights fair value adjustment. Partially offsetting these decreases was a $1.5 million increase in gains on sale of mortgage loans attributable to a strong mortgage refinancing environment.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change

	(dollars in thousands)
Salaries	$12,674	$11,597	$1,077	$25,428	$24,119	$1,309
Employee benefits	2,455	4,723	(2,268)	4,889	5,967	(1,078)
Occupancy of bank premises	1,642	1,638	4	3,470	3,475	(5)
Furniture and equipment	609	716	(107)	1,212	1,505	(293)
Data processing	1,672	1,390	282	3,258	2,552	706
Marketing and customer relations	817	1,103	(286)	1,861	2,036	(175)
Amortization of intangible assets	305	376	(71)	622	752	(130)
FDIC insurance	218	208	10	254	427	(173)
Loan collection and servicing	494	612	(118)	842	1,354	(512)
Foreclosed assets	88	165	(77)	177	329	(152)
Other noninterest expense	2,525	2,033	492	4,793	4,257	536
Total noninterest expense	$23,499	$24,561	$(1,062)	$46,806	$46,773	$33

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Total noninterest expense for the three months ended June 30, 2020 decreased by $1.1 million, or 4.3%, to $23.5 million from $24.6 million for the three months ended June 30, 2019. The decrease is primarily due to lower employee benefits expense driven by a lower charge related to the supplemental executive retirement plan (SERP). The SERP was terminated in June 2019 and liquidated in June 2020. During the period between termination and liquidation of the SERP, the SERP liability varied inversely with interest rates and resulted in charges of $0.6 million and $3.3 million during the three months ended June 30, 2020 and 2019, respectively. The SERP liability will no longer affect earnings in periods subsequent to June 30, 2020. Partially offsetting this decrease were higher salaries and higher medical benefit expenses. Increased other noninterest expenses include higher legal and professional fees associated with public company costs not incurred during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Total noninterest expense for the six months ended June 30, 2020 was $46.8 million, remaining relatively unchanged when compared to the six months ended June 30, 2019. The increase in salaries expense was mostly offset by a smaller charge related to the SERP which was terminated. The charge related to the termination of the SERP was $1.5 million and $3.3 million during the six months ended June 30, 2020 and 2019, respectively. Net of the effect of charges related to the termination of the SERP, the remaining $0.8 million increase in employee benefits expense was primarily related to higher medical benefit expenses.

Additionally, a reduction in employee count occurred as a result of the sale of First Community Title Services, Inc. and HBT Insurance during the first quarter of 2019. Salaries and employee benefits expenses for First Community Title Services, Inc. and HBT Insurance was $0.3 million for the three months ended March 31, 2019. There was no salaries and employee benefits expenses for First Community Title Services, Inc. or HBT Insurance subsequent to March 31, 2019.

Income Taxes

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. For additional information, see “Factors Affecting Comparability of Financial Results: S Corp Status”.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

We recorded income tax expense of $2.5 million, or 25.0% effective tax rate, during the three months ended June 30, 2020 compared to $0.3 million, or 2.0% effective tax rate, on a historical basis and $3.8 million, or 25.4% effective tax rate, on a pro forma C Corp equivalent basis during the three months ended June 30, 2019. The effective income tax rate was lower than the combined federal and state statutory rate of approximately 28.5% primarily due to tax exempt interest income. Relative to the pro forma C Corp equivalent effective tax rate, the effective income tax rate decreased primarily due to tax exempt interest income making up a larger portion of pre-tax net income during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

We recorded income tax expense of $4.5 million, or 24.8% effective tax rate, during the six months ended June 30, 2020 compared to $0.5 million, or 1.5% effective tax rate, on a historical basis and $8.7 million, or 25.7% effective tax rate, on a pro forma C Corp equivalent basis during the six months ended June 30, 2019. The effective income tax rate was lower than the combined federal and state statutory rate of approximately 28.5% primarily due to tax exempt interest income. Relative to the pro forma C Corp equivalent effective tax rate, the effective income tax rate decreased primarily due to tax exempt interest income making up a larger portion of pre-tax net income during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

FINANCIAL CONDITION

	June 30,	December 31,
	2020	2019	$ Change	% Change

	(dollars in thousands, except per share amounts)
Balance Sheet Information
Cash and cash equivalents	$314,365	$283,971	$30,394	10.7%
Securities available-for-sale, at fair value	701,353	592,404	108,949	18.4
Securities held-to-maturity	73,823	88,477	(14,654)	(16.6)
Equity securities	4,815	4,389	426	9.7
Loans held for sale	25,934	4,531	21,403	472.4

Loans, before allowance for loan losses	2,275,795	2,163,826	111,969	5.2
Less: allowance for loan losses	29,723	22,299	7,424	33.3
Loans, net of allowance for loan losses	2,246,072	2,141,527	104,545	4.9

Goodwill	23,620	23,620	—	—
Core deposit intangible assets, net	3,408	4,030	(622)	(15.4)
Other assets	108,022	102,154	5,868	5.7
Total assets	$3,501,412	$3,245,103	256,309	7.9

Total deposits	$3,015,113	$2,776,855	$238,258	8.6%
Securities sold under agreements to repurchase	51,354	44,433	6,921	15.6
Subordinated debentures	37,616	37,583	33	0.1
Other liabilities	49,489	53,314	(3,825)	(7.2)
Total liabilities	3,153,572	2,912,185	241,387	8.3
Total stockholders' equity	347,840	332,918	14,922	4.5
Total liabilities and stockholders' equity	$3,501,412	$3,245,103	256,309	7.9

Tangible assets (1)	$3,474,384	$3,217,453	$256,931	8.0%
Tangible common equity (1)	320,812	305,268	15,544	5.1

Core deposits (1)	$2,990,511	$2,732,101	$258,410	9.5%

Share and Per Share Information
Book value per share	$12.67	$12.12
Tangible book value per share (1)	11.68	11.12

Ending number shares of common stock outstanding	27,457,306	27,457,306

Balance Sheet Ratios
Loan to deposit ratio	75.48%	77.92%
Core deposits to total deposits (1)	99.18	98.39
Stockholders' equity to total assets	9.93	10.26
Tangible common equity to tangible assets (1)	9.23	9.49

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total assets were $3.50 billion at June 30, 2020, an increase of $256.6 million, or 7.9%, from December 31, 2019, which was primarily a result of an increase in total deposits. Loans, before allowance for loan losses increased $112.0 million, primarily due to the origination of PPP loans which totaled $178.0 million as of June 30, 2020. Debt securities increased $94.3 million, or 13.8%, from December 31, 2019, as a result of increased purchase activity to manage the increased balance of lower-yielding interest-bearing deposits with banks which increased $30.4 million, or 10.7%, from December 31, 2019. Loans held for sale increased $21.4 million, primarily due to a strong mortgage refinancing environment.

Total deposits were $3.02 billion at June 30, 2020, an increase of $238.3 million, or 8.6%, from December 31, 2019. This increase is primarily due to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers.

Core deposits to total deposits remained very high at 99.2% at June 30, 2020 compared to 98.4% at December 31, 2019, as we managed our deposit portfolio to retain higher value core deposit relationships and maintain the lowest practicable cost of funds. The loan to deposit ratio was 75.5% at June 30, 2020, decreasing from 77.9% at December 31, 2019.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$408,230	17.9%	$307,175	14.2%
Agricultural and farmland	239,101	10.5	207,776	9.6
Commercial real estate - owner occupied	228,506	10.1	231,162	10.7
Commercial real estate - non-owner occupied	535,339	23.5	579,757	26.8
Multi-family	186,440	8.2	179,073	8.3
Construction and land development	247,640	10.9	224,887	10.4
One-to-four family residential	308,133	13.5	313,580	14.5
Municipal, consumer, and other	122,406	5.4	120,416	5.5
Loans, before allowance for loan losses	2,275,795	100.0%	2,163,826	100.0%
Allowance for loan losses	(29,723)		(22,299)
Loans, net of allowance for loan losses	$2,246,072		$2,141,527

Loans, before allowance for loan losses (originated) (1)	$2,132,189	93.7%	$1,998,496	92.4%
Loans, before allowance for loan losses (acquired) (1)	143,606	6.3	165,330	7.6
Loans, before allowance for loan losses	$2,275,795	100.0%	$2,163,826	100.0%

PPP loans (included above)
Commercial and industrial	$166,868
Agricultural and farmland	4,027
Municipal, consumer, and other	7,063
Total PPP loans	$177,958

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Loans, before allowance for loan losses increased by $112.0 million, or 5.2%, to $2.28 billion as of June 30, 2020 from $2.16 billion as of December 31, 2019. The increase was primarily due to PPP loan originations during the three months ended June 30, 2020. Partially offsetting this increase was a $21.5 million reduction in participation loan balances and a $39.8 million reduction in balances on existing business lines of credit.

Paycheck Protection Program Loans

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) established the Paycheck Protection Program (PPP) which provides small businesses with funds to pay payroll costs, including benefits, and certain non-payroll costs such as mortgage interest, rent, and utilities. Administered by the SBA, program funds are provided to eligible businesses in the form of loans which may be fully forgiven when loan proceeds are used for payroll costs and allowable non-payroll costs. PPP loans are unsecured, have a two-year or five-year term, bear a fixed contractual interest rate of 1.00%, and are 100% guaranteed by the SBA.

Additionally, the SBA pays lenders fees for processing PPP loans, based on a set percentage of the loan amount. In accordance with ASC 310-20, Receivables: Nonrefundable Fees and Other Costs, these fees, along with direct origination costs are deferred and recognized over the life of the loan as an adjustment of yield (included in taxable loan interest income). Recognition of net deferred origination fees are expected to be accelerated upon loan forgiveness or repayment prior to contractual maturity.

The following table summarizes PPP loans originated during the three months ended June 30, 2020, along with the origination fees received or expected from the SBA:

		Loan	Fee	Origination
Range of Loan Amounts	Number	Amount	Percentage	Fee

	(dollars in thousands)
Less than $350,000	2,149	$107,833	5.0%	$5,392
Over $350,000, but less than $2,000,000	94	69,254	3.0%	2,077
Over $2,000,000	2	7,085	1.0%	71
Total	2,245	$184,172		$7,540

As of June 30, 2020, PPP loans, net of deferred origination fees, were $178.0 million or 7.8% of loans, before allowance for loan losses. Net deferred origination fees on PPP loans totaled $6.2 million as of June 30, 2020. The deferred origination fees were reduced by $0.5 million of direct origination costs, primarily salaries and benefits costs, during the three months ended June 30, 2020. Net deferred origination fees on PPP loans of $0.9 million were recognized as taxable loan interest income during the three months ended June 30, 2020.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio as of June 30, 2020. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

As of June 30, 2020
		One Year Through
	One Year or Less	Five Years	After Five Years	Total

	(dollars in thousands)
Scheduled Maturities of Loans:
Commercial and industrial	$151,852	$230,739	$25,639	$408,230
Agricultural and farmland	119,258	91,713	28,130	239,101
Commercial real estate - owner occupied	37,080	124,802	66,624	228,506
Commercial real estate - non-owner occupied	73,631	347,773	113,935	535,339
Multi-family	20,738	130,303	35,399	186,440
Construction and land development	150,007	92,751	4,882	247,640
One-to-four family residential	73,475	102,891	131,767	308,133
Municipal, consumer, and other	20,077	29,950	72,379	122,406
Total	$646,118	$1,150,922	$478,755	$2,275,795

Loans Maturing After One Year:
Floating interest rates:
Repricing within one year or less				$369,370
Repricing in more than one year				90,572
Total floating interest rates				459,942
Predetermined (fixed) interest rates				1,169,735
Total loans maturing after one year				$1,629,677

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

The following table below sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	June 30, 2020	December 31, 2019

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$13,945	$19,019
Past due 90 days or more, still accruing (1)	7	30
Total nonperforming loans	13,952	19,049
Foreclosed assets	4,450	5,099
Total nonperforming assets	$18,402	$24,148

NONPERFORMING ASSETS (Originated) (2)
Nonaccrual	$9,059	$10,811
Past due 90 days or more, still accruing	7	30
Total nonperforming loans (originated)	9,066	10,841
Foreclosed assets	1,092	1,022
Total nonperforming (originated)	$10,158	$11,863

NONPERFORMING ASSETS (Acquired) (2)
Nonaccrual	$4,886	$8,208
Past due 90 days or more, still accruing (1)	—	—
Total nonperforming loans (acquired)	4,886	8,208
Foreclosed assets	3,358	4,077
Total nonperforming assets (acquired)	$8,244	$12,285

Allowance for loan losses	$29,723	$22,299

Loans, before allowance for loan losses	$2,275,795	$2,163,826
Loans, before allowance for loan losses (originated) (2)	2,132,189	1,998,496
Loans, before allowance for loan losses (acquired) (2)	143,606	165,330

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	1.31%	1.03%
Allowance for loan losses to nonperforming loans	213.04	117.06
Nonperforming loans to loans, before allowance for loan losses	0.61	0.88
Nonperforming assets to total assets	0.53	0.74
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.81	1.11

CREDIT QUALITY RATIOS (Originated) (2)
Nonperforming loans to loans, before allowance for loan losses	0.43%	0.54%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.48	0.59

CREDIT QUALITY RATIOS (Acquired) (2)
Nonperforming loans to loans, before allowance for loan losses	3.40%	4.96%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	5.61	7.25

(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $0.1 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total nonperforming assets decreased by $5.7 million, or 23.8%, to $18.4 million as of June 30, 2020 from $24.1 million as of December 31, 2019. The decline in nonperforming loans was primarily attributable to the pay-down or pay-off of several loans, and to a lesser extent, the transfer of a few loans to foreclosed assets.

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

The following table presents TDRs by loan category.

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Commercial and industrial	$340	$867
Agricultural and farmland	—	—
Commercial real estate - owner occupied	5,667	5,746
Commercial real estate - non-owner occupied	1,391	1,427
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	479	517
Municipal, consumer, and other	—	—
Total accrual troubled debt restructurings	7,877	8,557

Commercial and industrial	218	135
Agricultural and farmland	—	283
Commercial real estate - owner occupied	149	149
Commercial real estate - non-owner occupied	—	—
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	143	191
Municipal, consumer, and other	—	—
Total nonaccrual troubled debt restructurings	510	758
Total troubled debt restructurings	$8,387	$9,315

TDRs have remained a small portion of our loan portfolio as loan modifications to borrowers with deteriorating financial condition are generally offered only as part of an overall workout strategy to minimize losses to the Company. The $0.9 million reduction in TDR balances from December 31, 2019 to June 30, 2020 is primarily due to payments received and foreclosure on one TDR with a carrying balance of $0.3 million during the three months ended June 30, 2020.

Payment Modifications Related to COVID-19

Loan payment modifications have been made for borrowers experiencing financial hardship due to COVID-19, with substantially all modifications in the form of a three-month interest-only period or a one-month payment deferral. Consistent with the applicable accounting and regulatory guidance, short-term loan payment modifications such as these are generally not considered a TDR. The following table presents the number and balances of loans with payment modifications granted to customers experiencing financial hardship due to COVID-19 as of July 17, 2020, June 30, 2020, and March 31, 2020.

	As of July 17, 2020		As of June 30, 2020		As of March 31, 2020
	Number	Balance	Number	Balance	Number	Balance

	(dollars in thousands)
Commercial and industrial	98	$26,747	96	$26,600	55	$21,529
Agricultural and farmland	7	4,173	7	4,174	1	143
Commercial real estate - owner occupied	85	58,256	85	58,737	43	38,648
Commercial real estate - non-owner occupied	124	138,433	122	136,770	48	61,353
Multi-family	29	31,882	29	31,863	8	2,981
Construction and land development	8	5,237	8	5,224	2	612
One-to-four family residential	168	19,616	167	19,540	29	3,806
Municipal, consumer, and other	31	598	31	678	5	69
Total	550	$284,942	545	$283,586	191	$129,141

Secondary market one-to-four family residential	182	$21,696	179	$22,359	47	$6,758

Coinciding with the phased reopening of Illinois businesses and federal economic stimulus received by commercial and retail customers during second quarter of 2020, the volume of loan modification requests related to a COVID-19 financial hardship has slowed significantly in recent months. The following table presents the number and balance of loans with payment modifications related to a COVID-19 financial hardship as of July 17, 2020 by original modification month.

	March	April	May	June	July 17	Total

	(dollars in thousands)
Commercial and industrial	$21,164	$4,464	$111	$706	302	$26,747
Agricultural and farmland	143	3,475	—	555	—	4,173
Commercial real estate - owner occupied	38,397	15,834	1,971	2,054	—	58,256
Commercial real estate - non-owner occupied	61,597	64,908	6,471	3,895	1,562	138,433
Multi-family	2,674	23,784	804	4,620	—	31,882
Construction and land development	516	4,721	—	—	—	5,237
One-to-four family residential	3,759	10,340	3,217	2,276	24	19,616
Municipal, consumer, and other	61	261	222	54	—	598
Total	$128,311	$127,787	$12,796	$14,160	1,888	$284,942

Number of loans	191	247	58	49	5	550

As the original payment modification period expired, many loans returned to their regular payment schedule with some customers requesting an additional modification. The following summarizes the status of loans with payment modifications granted to customers experiencing financial hardship due to COVID-19:

	As of July 17, 2020		As of June 30, 2020
	Number	Balance	Number	Balance

	(dollars in thousands)
Returned to regular payments	317	$172,751	150	$80,354
Received additional modification	31	29,227	26	27,961
Still in original modification	202	82,964	369	175,271
Total	550	$284,942	545	$283,586

Risk Classification of Loans

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as pass-watch, substandard, doubtful, or loss.

A pass-watch loan is still considered a "pass" credit and is not a classified asset, but is a reflection of a borrower who exhibits credit weaknesses or downward trends warranting close attention and increased monitoring. These potential weaknesses may result in deterioration of the repayment prospects for the loan. No loss of principal or interest is expected, and the borrower does not pose sufficient risk to warrant classification.

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

As of June 30, 2020 and December 31, 2019, our risk classifications of loans were as follows:

June 30, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$376,348	$22,442	$9,440	$—	$408,230
Agricultural and farmland	206,481	14,638	17,982	—	239,101
Commercial real estate - owner occupied	192,278	23,058	13,170	—	228,506
Commercial real estate - non-owner occupied	455,660	56,607	23,072	—	535,339
Multi-family	175,543	10,897	—	—	186,440
Construction and land development	234,415	10,159	3,066	—	247,640
One-to-four family residential	283,601	12,073	12,459	—	308,133
Municipal, consumer, and other	108,508	256	13,642	—	122,406
Total	$2,032,834	$150,130	$92,831	$—	$2,275,795

December 31, 2019	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

Pass-watch loans increased $23.5 million, or 18.6% from December 31, 2019 to June 30, 2020. Additionally, substandard loans increased $20.4 million, or 28.2%, from December 31, 2019 to June 30, 2020. This downward credit migration was primarily due to current or emerging credit weaknesses exhibited by borrowers negatively impacted by the economic downturn caused by the COVID-19 pandemic. Of the loans downgraded to pass-watch since December 31, 2019, loans with carrying balances of $32.2 million as of June 30, 2020 had received a short-term payment modification related to a COVID-19 financial hardship. Similarly, of the loans downgraded to substandard since December 31, 2019, loans with carrying balances of $9.4 million as of June 30, 2020 had received a short-term payment modification related to a COVID-19 financial hardship.

Net Charge-offs and Recoveries

The following table sets forth activity in the allowance for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Balance, beginning of period	$26,087	$21,013	$22,299	$20,509

Charge-offs:
Commercial and industrial	—	(27)	(809)	(283)
Agricultural and farmland	—	(30)	(27)	(30)
Commercial real estate - owner occupied	—	(101)	—	(166)
Commercial real estate - non-owner occupied	—	—	(56)	—
Multi-family	—	—	—	—
Construction and land development	—	(9)	(1)	(9)
One-to-four family residential	(8)	(602)	(112)	(639)
Municipal, consumer, and other	(152)	(197)	(376)	(372)
Total charge-offs	(160)	(966)	(1,381)	(1,499)

Recoveries:
Commercial and industrial	7	59	61	107
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	—	2	440	21
Commercial real estate - non-owner occupied	60	6	65	10
Multi-family	—	—	—	—
Construction and land development	8	422	18	433
One-to-four family residential	51	82	122	193
Municipal, consumer, and other	97	118	171	186
Total recoveries	223	689	877	950

Net (charge-offs) recoveries	63	(277)	(504)	(549)
Provision for loan losses	3,573	1,806	7,928	2,582
Balance, end of period	$29,723	$22,542	$29,723	$22,542

Net charge-offs (recoveries)	$(63)	$277	$504	$549
Net charge-offs (recoveries) - (originated) (1)	3	(238)	175	(42)
Net charge-offs (recoveries) - (acquired) (1)	(66)	515	329	591

Average loans, before allowance for loan losses	$2,265,032	$2,196,934	$2,203,031	$2,180,722
Average loans, before allowance for loan losses (originated) (1)	2,117,131	1,990,015	2,050,377	1,968,147
Average loans, before allowance for loan losses (acquired) (1)	147,901	206,919	152,654	212,575

Net charge-offs (recoveries) to average loans, before allowance for loan losses *	(0.01)%	0.05%	0.05%	0.05%
Net charge-offs (recoveries) to average loans, before allowance for loan losses (originated) * (1)	—	(0.05)	0.02	—
Net charge-offs (recoveries) to average loans, before allowance for loan losses (acquired) * (1)	(0.18)	1.00	0.43	0.56

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Net charge-offs to average total loans before allowance for loan losses have remained low during each of the three months ended June 30, 2020 and 2019. This ratio has remained low for several years, due primarily to the favorable economic conditions prior to the economic weakness resulting from the COVID-19 pandemic and our continuous credit monitoring and collection efforts.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Net charge-offs to average total loans before allowance for loan losses have remained low during each of the six months ended June 30, 2020 and 2019. This ratio has remained low for several years, due primarily to the favorable economic conditions prior to the economic weakness resulting from the COVID-19 pandemic and our continuous credit monitoring and collection efforts.

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses by major loan categories:

	June 30, 2020		December 31, 2019
	Allowance for	Loan	Allowance for	Loan
	Loan Losses	Balances	Loan Losses	Balances

	(dollars in thousands)
Commercial and industrial	$4,356	$408,230	$4,441	$307,175
Agricultural and farmland	2,890	239,101	2,766	207,776
Commercial real estate - owner occupied	3,257	228,506	1,779	231,162
Commercial real estate - non-owner occupied	6,767	535,339	3,663	579,757
Multi-family	1,581	186,440	1,024	179,073
Construction and land development	3,366	247,640	2,977	224,887
One-to-four family residential	3,010	308,133	2,540	313,580
Municipal, consumer, and other	4,496	122,406	3,109	120,416
Total	$29,723	$2,275,795	$22,299	$2,163,826

Securities

The Company’s investment policy is established by management and approved by the board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets and consistency with our interest rate risk management strategy. As of June 30, 2020, the Company did not have any non-U.S. Treasury or non-U.S. government agency debt securities that exceeded 10% of the Company’s total stockholders’ equity.

The following table sets forth the composition, amortized cost, and fair values of debt securities:

	June 30, 2020		December 31, 2019
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(dollars in thousands)
Available-for-sale:
U.S. government agency	$75,881	$78,935	$49,113	$49,615
Municipal	191,453	198,310	131,241	133,738
Mortgage-backed:
Agency residential	211,577	216,869	198,184	200,678
Agency commercial	133,149	138,149	133,730	134,954
Corporate	67,204	69,090	72,239	73,419
Total available-for-sale	679,264	701,353	584,507	592,404
Held-to-maturity:
Municipal	28,528	30,035	45,239	46,579
Mortgage-backed:
Agency residential	16,516	17,083	19,072	19,063
Agency commercial	28,779	31,199	24,166	24,887
Total held-to-maturity	73,823	78,317	88,477	90,529
Total debt securities	$753,087	$779,670	$672,984	$682,933

We evaluate securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired. There were no other-than-temporary impairments during the three and six months ended June 30, 2020 and 2019.

Portfolio Maturities and Yields

The composition and maturities of the debt securities portfolio as of June 30, 2020 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	June 30, 2020
			More Than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Available-for-sale:
U.S. government agency	$—	—%	$4,549	2.20%	$63,049	2.04%	$8,284	1.52%	$75,881	1.99%
Municipal	24,651	2.47	53,201	2.63	68,210	2.32	45,390	2.23	191,453	2.41
Mortgage-backed:
Agency residential	—	—	5,195	2.14	73,683	2.42	132,699	1.56	211,577	1.88
Agency commercial	7,615	2.39	60,191	2.61	36,672	2.12	28,671	2.68	133,149	2.48
Corporate	7,867	3.16	34,865	2.71	20,472	4.88	4,000	6.00	67,204	3.62
Total available-for-sale	40,133	2.59	158,001	2.61	262,086	2.46	219,044	1.93	679,264	2.33
Held-to-maturity:
Municipal	748	2.34	14,963	3.36	11,926	3.73	891	3.76	28,528	3.50
Mortgage-backed:
Agency residential	—	—	—	—	—	—	16,516	2.33	16,516	2.33
Agency commercial	—	—	5,357	2.51	12,166	2.93	11,256	2.87	28,779	2.83
Total held-to-maturity	748	2.34	20,320	3.14	24,092	3.32	28,663	2.59	73,823	2.98
Total debt securities	$40,881	2.59%	$178,321	2.67%	$286,178	2.53%	$247,707	2.00%	$753,087	2.39%

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

The following tables set forth the distribution of average deposits, by account type:

	Three Months Ended June 30,						Percent
	2020			2019			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$824,232	27.9%	—%	$662,731	23.8%	—%	24.4%
Interest-bearing demand	860,131	29.1	0.08	826,715	29.6	0.20	4.0
Money market	477,441	16.1	0.10	455,454	16.3	0.43	4.8
Savings	474,609	16.1	0.04	433,125	15.5	0.06	9.6
Total non-maturity deposits	2,636,413	89.2	0.05	2,378,025	85.2	0.16	10.9
Time	317,965	10.8	0.90	411,514	14.8	1.11	(22.7)
Total deposits	$2,954,378	100.0%	0.14%	$2,789,539	100.0%	0.30%	5.9%

	Six Months Ended June 30,						Percent
	2020			2019			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$747,473	26.3%	—%	$656,714	23.6%	—%	13.8%
Interest-bearing demand	835,999	29.5	0.10	826,586	29.7	0.20	1.1
Money market	470,782	16.6	0.22	449,021	16.1	0.38	4.8
Savings	454,442	16.0	0.05	429,078	15.4	0.06	5.9
Total non-maturity deposits	2,508,696	88.4	0.08	2,361,399	84.8	0.15	6.2
Time	329,867	11.6	0.97	422,137	15.2	1.08	(21.9)
Total deposits	$2,838,563	100.0%	0.19%	$2,783,536	100.0%	0.29%	2.0%

*      Annualized measure.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

The average balances of non-maturity deposits increased 10.9% from the three months ended June 30, 2019 to the three months ended June 30, 2020, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 22.7% decline in the average balances of time deposits, which resulted in a 5.9% increase in average balances of total deposits from the three months ended June 30, 2019 to the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

The average balances of non-maturity deposits increased 6.2% from the six months ended June 30, 2019 to the six months ended June 30, 2020, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 21.9% decline in the average balances of time deposits, which resulted in a 2.0% increase in average balances of total deposits from the six months ended June 30, 2019 to the six months ended June 30, 2020.

The following table sets forth time deposits by remaining maturity as of June 30, 2020:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$42,161	$38,257	$65,146	$64,118	$209,682
Amounts of $100,000 but less than $250,000	16,961	15,189	20,577	23,807	76,534
Amounts of $250,000 or more	6,777	7,620	5,864	4,341	24,602
Total time deposits	$65,899	$61,066	$91,587	$92,266	$310,818

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the Federal Home Loan Bank of Chicago (FHLB). Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. There were no outstanding federal funds purchased or FHLB borrowings at June 30, 2020 and December 31, 2019. Funds obtained from federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total amount of the remaining credit available to the Banks from the FHLB at June 30, 2020 and December 31, 2019 was $335.7 million and $343.8 million, respectively.

As of June 30, 2020, management believed adequate liquidity existed to meet all projected cash flow obligations of the Banks. As of June 30, 2020, the Banks had no material commitments for capital expenditures.

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

Due to state banking laws, neither Bank may declare dividends in any calendar year in an amount that would exceed the accumulated retained earnings of such Bank after giving effect to any unrecognized losses and bad debts without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by a Bank to the Company would be prohibited if the effect thereof would cause a Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended June 30, 2020 and 2019, the Banks paid $6.5 million and $11.7 million, in dividends to the Company, respectively. During the six months ended June 30, 2020 and 2019, the Banks paid $10.9 million and $49.1 million, in dividends to the Company, respectively.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and interest payments on the subordinated debentures. During the three months ended June 30, 2020 and 2019, holding company operating expenses consisted of interest expense of $0.4 million and $0.5 million, respectively, and other operating expenses of $0.8 million and $0.3 million, respectively, respectively. During the six months ended June 30, 2020 and 2019, holding company operating expenses consisted of interest expense of $0.8 million and $1.0 million, respectively, and other operating expenses of $1.4 million and $0.6 million, respectively, respectively. As of June 30, 2020, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of June 30, 2020, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company. As of June 30, 2020, the Company had no material commitments for capital expenditures.

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

Regulatory Capital Requirements

The Company and Banks are each subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and the Banks.

In addition to meeting minimum capital requirements, the Company and the Banks must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer requirement began phasing in on January 1, 2016 and became fully implemented on January 1, 2019 at 2.5% of risk-weighted assets.

As of June 30, 2020 and December 31, 2019, the Company and the Banks met all capital adequacy requirements to which they were subject. As of those dates, the Banks were “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Banks for the dates indicated, the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	June 30,	December 31,	With Capital	Prompt Corrective
	2020	2019	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	15.13%	14.54%	10.50%	N/A
Heartland Bank	14.52	14.02	10.50	10.00%
State Bank of Lincoln	18.59	17.58	10.50	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.92%	13.64%	8.50%	N/A
Heartland Bank	13.31	13.12	8.50	8.00%
State Bank of Lincoln	17.34	16.50	8.50	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	12.43%	12.15%	7.00%	N/A
Heartland Bank	13.31	13.12	7.00	6.50%
State Bank of Lincoln	17.34	16.50	7.00	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	10.00%	10.38%	4.00	N/A
Heartland Bank	9.77	10.25	4.00	5.00%
State Bank of Lincoln	9.93	9.82	4.00	5.00

(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

Cash Dividends

The below table summarizes the cash dividends paid by quarter for six months ended June 30, 2020 and the year ended December 31, 2019.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$4,119	$4,119	$—	$—	$8,238
Restricted stock unit dividend equivalent	11	11	—	—	22
Total cash dividends	$4,130	$4,130	$—	$—	$8,260

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$2,704	$2,704	$2,704	$—	$8,112
Tax	6,094	7,048	6,662	—	19,804
Special	27,041	—	—	169,999	197,040
Total cash dividends	$35,839	$9,752	$9,366	$169,999	$224,956

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

During the first and second quarters of 2020, the Company announced quarterly cash dividends of $0.15 per share.

OFF-BALANCE SHEET ARRANGEMENTS

As financial services providers, the Banks routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Banks. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of June 30, 2020 and December 31, 2019, there were no reserves for unfunded commitments. For additional information, see “Note 17 – Commitments and Contingencies” to the consolidated financial statements.

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

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income (tax-equivalent basis), net interest margin (tax-equivalent basis), efficiency ratio (tax-equivalent basis), tangible common equity, tangible assets, tangible common equity to tangible assets, tangible book value per share, originated loans and acquired loans and any ratios derived therefrom, core deposits, core deposits to total deposits, return on tangible common equity, adjusted net income, adjusted earnings per share – basic and diluted, adjusted return on average assets, adjusted return on average stockholders’ equity, and adjusted return on average tangible common equity. Our management uses these non-GAAP financial measures, together with the related GAAP financial measures, in its analysis of our performance and in making business decisions. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a federal tax rate of 21% and state income tax rate of 9.5%.

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

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net income	$7,419	$14,605	$13,640	$33,341
C Corp equivalent adjustment (2)	—	(3,479)	—	(8,179)
C Corp equivalent net income (2)	7,419	11,126	13,640	25,162
Adjustments:
Net earnings (losses) from closed or sold operations, including gains on sale (1)	—	(14)	—	536
Charges related to termination of certain employee benefit plans	(609)	(3,316)	(1,457)	(3,316)
Mortgage servicing rights fair value adjustment	(508)	(1,120)	(2,679)	(2,122)
Total adjustments	(1,117)	(4,450)	(4,136)	(4,902)
Tax effect of adjustments	318	1,268	1,179	1,397
Less adjustments after tax effect	(799)	(3,182)	(2,957)	(3,505)
Adjusted net income	$8,218	$14,308	$16,597	$28,667

Average assets	$3,453,149	$3,236,353	$3,320,946	$3,234,831

Return on average assets *	0.86%	1.81%	0.82%	2.06%
C Corp equivalent return on average assets * (2)	N/A	1.38	N/A	1.56
Adjusted return on average assets *	0.95	1.77	1.00	1.77

*       Annualized measure.

(1)	Closed or sold operations include HB Credit Company, HBT Insurance, and First Community Title Services, Inc.
(2)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period. No such adjustment is necessary for periods subsequent to 2019.

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

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$7,419	$14,605	$13,640	$33,341
Earnings allocated to unvested restricted stock units (1)	(19)	—	(34)	—
Numerator for earnings per share - basic and diluted	$7,400	$14,605	$13,606	$33,341

C Corp equivalent net income (3)	N/A	$11,126	N/A	$25,162
Earnings allocated to unvested restricted stock units (1)(3)	N/A	—	N/A	—
Numerator for C Corp equivalent earnings per share - basic and diluted (3)	N/A	$11,126	N/A	$25,162

Adjusted net income	$8,218	$14,308	$16,597	$28,667
Earnings allocated to unvested restricted stock units (1)	(22)	—	(41)	—
Numerator for adjusted earnings per share - basic and diluted	$8,196	$14,308	$16,556	$28,667

Denominator:
Weighted average common shares outstanding	27,457,306	18,027,512	27,457,306	18,027,512
Dilutive effect of outstanding restricted stock units (2)	—	—	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,457,306	18,027,512	27,457,306	18,027,512

Earnings per share - Basic	$0.27	$0.81	$0.50	$1.85
Earnings per share - Diluted	$0.27	$0.81	$0.50	$1.85

C Corp equivalent earnings per share - Basic (3)	N/A	$0.62	N/A	$1.40
C Corp equivalent earnings per share - Diluted (3)	N/A	$0.62	N/A	$1.40

Adjusted earnings per share - Basic	$0.30	$0.79	$0.60	$1.59
Adjusted earnings per share - Diluted	$0.30	$0.79	$0.60	$1.59

(1)	The Company has granted restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.
(2)	Restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents during the three and six months ended June 30, 2020. There were no restricted stock units outstanding during the three and six months ended June 30, 2019.
(3)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period. No such adjustment is necessary for periods subsequent to 2019.

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

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$28,908	$33,931	$59,570	$68,383
Tax-equivalent adjustment (1)	483	606	946	1,216
Net interest income (tax equivalent basis) (1)	$29,391	$34,537	$60,516	$69,599

Net interest margin (tax equivalent basis)
Net interest margin *	3.49%	4.36%	3.74%	4.40%
Tax-equivalent adjustment * (1)	0.06	0.08	0.05	0.08
Net interest margin (tax equivalent basis) * (1)	3.55%	4.44%	3.79%	4.48%

Average interest-earning assets	$3,315,561	$3,111,395	$3,189,323	$3,108,322

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

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

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$23,499	$24,561	$46,806	$46,773
Less: amortization of intangible assets	305	376	622	752
Adjusted noninterest expense	$23,194	$24,185	$46,184	$46,021

Net interest income	$28,908	$33,931	$59,570	$68,383
Total noninterest income	8,060	7,346	13,312	14,833
Operating revenue	36,968	41,277	72,882	83,216
Tax-equivalent adjustment (1)	483	606	946	1,216
Operating revenue (tax-equivalent basis) (1)	$37,451	$41,883	$73,828	$84,432

Efficiency ratio	62.74%	58.59%	63.37%	55.30%
Efficiency ratio (tax equivalent basis) (1)	61.93	57.74	62.56	54.51

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

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

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$347,840	$332,918
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	3,408	4,030
Tangible common equity	$320,812	$305,268

Tangible Assets
Total assets	$3,501,412	$3,245,103
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	3,408	4,030
Tangible assets	$3,474,384	$3,217,453

Total stockholders' equity to total assets	9.93%	10.26%
Tangible common equity to tangible assets	9.23	9.49

Ending number shares of common stock outstanding	27,457,306	27,457,306

Book value per share	$12.67	$12.12
Tangible book value per share	11.68	11.12

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

Reconciliation of Non-GAAP Financial Measure – Adjusted Return on Average Stockholders’ Equity and Adjusted Return on Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$346,540	$338,613	$344,030	$342,861
Less: Goodwill	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	3,589	4,919	3,743	5,109
Average tangible common equity	$319,331	$310,074	$316,667	$314,132

Net income	$7,419	$14,605	$13,640	$33,341
C Corp equivalent net income (1)	N/A	11,126	N/A	25,162
Adjusted net income	8,218	14,308	16,597	28,667

Return on average stockholders' equity *	8.56%	17.25%	7.93%	19.45%
C Corp equivalent return on average stockholders' equity * (1)	N/A	13.14	N/A	14.68
Adjusted return on average stockholders' equity *	9.49	16.90	9.65	16.72

Return on average tangible common equity *	9.29%	18.84%	8.61%	21.23%
C Corp equivalent return on average tangible common equity * (1)	N/A	14.35	N/A	16.02
Adjusted return on average tangible common equity *	10.29	18.46	10.48	18.25

*       Annualized measure.

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period. No such adjustment is necessary for periods subsequent to 2019.

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

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	June 30, 2020	December 31, 2019

	(dollars in thousands)
Core Deposits
Total deposits	$3,015,113	$2,776,855
Less: time deposits of $250,000 or more	24,602	44,754
Less: brokered deposits	—	—
Core deposits	$2,990,511	$2,732,101

Core deposits to total deposits	99.18%	98.39%

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

The following table sets forth, as of June 30, 2020 and December 31, 2019, the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
June 30, 2020
+400	$109,923	31.5%	$24,458	21.5%	$40,441	39.0%
+300	74,911	21.4	18,798	16.5	31,831	30.7
+200	30,562	8.7	12,570	11.1	22,139	21.4
+100	(12,684)	(3.6)	6,075	5.3	11,399	11.0
Flat	—	—	—	—	—	—
(100)	7,065	2.0	(1,865)	(1.6)	(3,236)	(3.1)

December 31, 2019
+400	$200,797	37.8%	$28,585	23.5%	$35,711	30.0%
+300	165,809	31.2	22,265	18.3	28,128	23.7
+200	122,859	23.1	15,413	12.6	19,788	16.6
+100	68,303	12.8	8,061	6.6	10,550	8.9
Flat	—	—	—	—	—	—
(100)	(106,615)	(20.1)	(12,878)	(10.6)	(17,568)	(14.8)

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has and is likely to continue to disrupt the business, activities, and operations of our customers and, cause a decline in demand for our products and services, including loans and deposits, which may result in a significant decrease in business and could negatively impact our results of operations, our liquidity position, our growth strategy and our ability to make payments under our subordinated debenture obligations as they become due. Our financial results could also be impacted due to an inability of our customers to meet their loan commitments because of their losses associated with impacts of the virus, and could result in an increased risk of loan delinquencies, defaults, foreclosures, declining collateral values and a general inability of our borrowers to repay their loans. In addition, the financial and other information we receive from and about our customers that we rely on in extending or renewing credit and monitoring our loan portfolio may have changed significantly and no longer be accurate, which could affect our ability to timely and accurately manage our credit risk.  Any or all of these factors could necessitate an increase in our allowance for loan losses, which would negatively impact our earnings and results of operations. Moreover, current and future governmental actions may temporarily require us to conduct business related to foreclosures, repossessions, payments, deferrals and other customer-related transactions differently, which may result in an increase in expenses and a decrease in net income.

Our workforce has been, and may continue to be, impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and customers, including limiting requiring face coverings and appropriate social distancing, but no assurance can be given that our actions will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service over an extended period of time. The continued spread of the virus and social distancing mandate could also negatively impact the availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers and continue to grow our business, which could negatively affect our reputation. Our business continuity plan and the efforts we have taken to adapt our work and business to the current environment has resulted in and will continue to require us to incur increased expenses.

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

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that contacted the Banks regarding obtaining PPP loans with respect to the processes and procedures we used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition and results of operations.

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

*

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HBT FINANCIAL, INC.

August 7, 2020	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)