Form 10-Q
period 2020-09-30
HBT Financial, Inc.
filed 2020-11-06
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 27,457,306 shares outstanding of the registrant’s common stock, $0.01 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2020	2019

	(dollars in thousands)
ASSETS
Cash and due from banks	$22,347	$22,112
Interest-bearing deposits with banks	214,377	261,859
Cash and cash equivalents	236,724	283,971

Interest-bearing time deposits with banks	—	248
Debt securities available-for-sale, at fair value	814,798	592,404
Debt securities held-to-maturity (fair value of $78,891 in 2020 and $90,529 in 2019)	74,510	88,477
Equity securities	4,814	4,389
Restricted stock, at cost	2,498	2,425
Loans held for sale	23,723	4,531
Loans, net of allowance for loan losses of $31,654 in 2020 and $22,299 in 2019	2,247,985	2,141,527
Bank premises and equipment, net	53,271	53,987
Bank premises held for sale	121	121
Foreclosed assets	3,857	5,099
Goodwill	23,620	23,620
Core deposit intangible assets, net	3,103	4,030
Mortgage servicing rights, at fair value	5,571	8,518
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	13,820	13,951
Other assets	25,643	16,640
Total assets	$3,535,223	$3,245,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$850,306	$689,116
Interest-bearing	2,166,355	2,087,739
Total deposits	3,016,661	2,776,855

Securities sold under agreements to repurchase	45,438	44,433
Subordinated notes	39,218	—
Junior subordinated debentures issued to capital trusts	37,632	37,583
Other liabilities	40,980	53,314
Total liabilities	3,179,929	2,912,185

COMMITMENTS AND CONTINGENCIES (Notes 7 and 18)

Stockholders' Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 27,457,306 shares issued and outstanding	275	275
Surplus	190,787	190,524
Retained earnings	146,101	134,287
Accumulated other comprehensive income	18,131	7,832
Total stockholders’ equity	355,294	332,918
Total liabilities and stockholders’ equity	$3,535,223	$3,245,103

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share amounts)
Loans, including fees:
Taxable	$25,118	$29,308	$77,396	$89,257
Federally tax exempt	542	684	1,748	2,130
Securities:
Taxable	3,266	3,572	9,772	11,295
Federally tax exempt	1,233	1,395	3,488	4,459
Interest-bearing deposits in bank	65	662	873	1,948
Other interest and dividend income	14	15	42	46
Total interest and dividend income	30,238	35,636	93,319	109,135

INTEREST EXPENSE
Deposits	843	2,000	3,480	6,094
Securities sold under agreements to repurchase	9	17	40	48
Borrowings	1	—	2	7
Subordinated notes	147	—	147	—
Junior subordinated debentures issued to capital trusts	367	478	1,209	1,462
Total interest expense	1,367	2,495	4,878	7,611
Net interest income	28,871	33,141	88,441	101,524
PROVISION FOR LOAN LOSSES	2,174	684	10,102	3,266
Net interest income after provision for loan losses	26,697	32,457	78,339	98,258

NONINTEREST INCOME
Card income	2,146	1,985	5,936	5,813
Service charges on deposit accounts	1,493	2,111	4,460	5,805
Wealth management fees	1,646	1,676	4,967	4,916
Mortgage servicing	724	795	2,175	2,342
Mortgage servicing rights fair value adjustment	(268)	(860)	(2,947)	(2,982)
Gains on sale of mortgage loans	3,184	992	5,855	2,177
Gains (losses) on securities	(2)	(73)	3	42
Gains (losses) on foreclosed assets	27	(20)	120	132
Gains (losses) on other assets	1	(29)	(71)	1,244
Title insurance activity	—	—	—	167
Other noninterest income	1,101	1,005	2,866	2,759
Total noninterest income	10,052	7,582	23,364	22,415

NONINTEREST EXPENSE
Salaries	12,595	12,303	38,023	36,422
Employee benefits	1,666	2,253	6,555	8,220
Occupancy of bank premises	1,609	1,785	5,079	5,260
Furniture and equipment	679	545	1,891	2,050
Data processing	1,583	1,471	4,841	4,023
Marketing and customer relations	690	801	2,551	2,837
Amortization of intangible assets	305	335	927	1,087
FDIC insurance	222	8	476	435
Loan collection and servicing	450	547	1,292	1,901
Foreclosed assets	226	196	403	525
Other noninterest expense	2,460	2,059	7,253	6,316
Total noninterest expense	22,485	22,303	69,291	69,076
INCOME BEFORE INCOME TAX EXPENSE	14,264	17,736	32,412	51,597
INCOME TAX EXPENSE	3,701	299	8,209	819
NET INCOME	$10,563	$17,437	$24,203	$50,778

EARNINGS PER SHARE - BASIC	$0.38	$0.97	$0.88	$2.82
EARNINGS PER SHARE - DILUTED	$0.38	$0.97	$0.88	$2.82
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	27,457,306	18,027,512	27,457,306	18,027,512

UNAUDITED PRO FORMA C CORP EQUIVALENT INFORMATION (Note 1)
Historical income before income tax expense		$17,736		$51,597
Pro forma C Corp equivalent income tax expense		4,614		13,313
Pro forma C Corp equivalent net income		$13,122		$38,284

PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - BASIC		$0.73		$2.12
PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - DILUTED		$0.73		$2.12

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
NET INCOME	$10,563	$17,437	$24,203	$50,778

OTHER COMPREHENSIVE INCOME
Unrealized gains on debt securities available-for-sale	1,176	1,289	15,368	13,913
Reclassification adjustment for accretion of net unrealized gain on debt securities transferred to held-to-maturity	8	(62)	5	(221)
Unrealized gains (losses) on derivative instruments	5	(208)	(1,098)	(897)
Reclassification adjustment for net settlements on derivative instruments	97	(24)	138	(76)
Total other comprehensive income, before tax	1,286	995	14,413	12,719
Income tax expense	366	—	4,114	—
Total other comprehensive income	920	995	10,299	12,719
TOTAL COMPREHENSIVE INCOME	$11,483	$18,432	$34,502	$63,497

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, June 30, 2020	$275	$—	$190,687	$139,667	$17,211	$—	$347,840
Net income	—	—	—	10,563	—	—	10,563
Other comprehensive income	—	—	—	—	920	—	920
Stock-based compensation	—	—	100	—	—	—	100
Cash dividends ($0.15 per share)	—	—	—	(4,129)	—	—	(4,129)
Balance, September 30, 2020	$275	$—	$190,787	$146,101	$18,131	$—	$355,294

Balance, June 30, 2019	$3	$178	$32,288	$302,984	$7,436	$(3,019)	$339,870
Net income	—	—	—	17,437	—	—	17,437
Other comprehensive income	—	—	—	—	995	—	995
Cash dividends ($0.52 per share)	—	—	—	(9,366)	—	—	(9,366)
Balance, September 30, 2019	$3	$178	$32,288	$311,055	$8,431	$(3,019)	$348,936

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2019	$275	$—	$190,524	$134,287	$7,832	$—	$332,918
Net income	—	—	—	24,203	—	—	24,203
Other comprehensive income	—	—	—	—	10,299	—	10,299
Stock-based compensation	—	—	263	—	—	—	263
Cash dividends ($0.45 per share)	—	—	—	(12,389)	—	—	(12,389)
Balance, September 30, 2020	$275	$—	$190,787	$146,101	$18,131	$—	$355,294

Balance, December 31, 2018	$3	$178	$32,288	$315,234	$(4,288)	$(3,019)	$340,396
Net income	—	—	—	50,778	—	—	50,778
Other comprehensive income	—	—	—	—	12,719	—	12,719
Cash dividends ($3.05 per share)	—	—	—	(54,957)	—	—	(54,957)
Balance, September 30, 2019	$3	$178	$32,288	$311,055	$8,431	$(3,019)	$348,936

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,203	$50,778
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	2,176	2,042
Provision for loan losses	10,102	3,266
Net amortization of debt securities	3,298	2,759
Amortization of unrealized gain on dedesignated cash flow hedge	(64)	(53)
Deferred income tax benefit	(628)	—
Stock-based compensation	263	—
Net accretion of discount and deferred loan fees on loans	(3,459)	(3,150)
Net unrealized gain on equity securities	(3)	(42)
Net loss (gain) on sales of bank premises and equipment	2	(29)
Net gain on sales of bank premises held for sale	—	(448)
Impairment losses on bank premises held for sale	—	37
Net gain on sales of foreclosed assets	(269)	(240)
Write-down of foreclosed assets	156	552
Amortization of intangibles	927	1,087
Decrease in mortgage servicing rights	2,947	2,982
Amortization of discount and issuance costs on subordinated notes and junior subordinated debentures	56	49
Mortgage loans originated for sale	(271,903)	(106,885)
Proceeds from sale of mortgage loans	258,566	104,254
Net gain on sale of mortgage loans	(5,855)	(2,177)
Gain on sale of First Community Title Services, Inc.	—	(498)
Decrease in accrued interest receivable	131	484
Increase in other assets	437	(2,175)
(Decrease) increase in other liabilities	(26,156)	4,705
Net cash (used in) provided by operating activities	(5,073)	57,298

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	248	—
Proceeds from paydowns, maturities, and calls of debt securities	147,561	134,347
Purchase of securities	(344,335)	(40,903)
Net increase in loans	(113,533)	(26,049)
Purchase of restricted stock	(73)	—
Proceeds from redemption of restricted stock	—	294
Purchases of bank premises and equipment	(1,463)	(1,558)
Proceeds from sales of bank premises and equipment	1	176
Proceeds from sales of bank premises held for sale	—	1,039
Proceeds from sales of foreclosed assets	1,793	4,142
Capital improvements to foreclosed assets	(6)	(41)
Cash received from sale of First Community Title Services, Inc.	—	114
Net cash used in investing activities	(309,807)	71,561

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	239,806	(91,912)
Net increase (decrease) in repurchase agreements	1,005	(13,928)
Issuance of subordinated notes, net of issuance costs	39,211	—
Cash dividends paid	(12,389)	(54,957)
Net cash provided by (used in) financing activities	267,633	(160,797)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,247)	(31,938)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	283,971	186,879
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$236,724	$154,941

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,191	$7,646
Cash paid for income taxes	$14,308	$880

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$499	$1,788
Sales of foreclosed assets through loan origination	$67	$360

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

The Company files consolidated federal and state income tax returns. The Company is no longer subject to federal and state income tax examinations for years prior to 2017.

Unaudited Pro Forma Income Statement Information

The unaudited pro forma C Corp equivalent income tax expense information gives effect to the income tax expense had the Company been a C Corporation during the three and nine months ended September 30, 2019. The unaudited pro forma C Corp equivalent net income information, therefore, includes an adjustment for income tax expense as if the Company had been a C Corporation during the three and nine months ended September 30, 2019.

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

Due to the economic weakness resulting from the COVID-19 pandemic, the Company completed a quantitative assessment of goodwill as of March 31, 2020 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment.  Accordingly, the Company concluded that there is no impairment of goodwill as of September 30, 2020. Further goodwill impairment evaluations, which may result in goodwill impairment, may be necessary if events or circumstance changes would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or stockholders’ equity.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential of recognition or disclosure through the date the financial statements were issued.

On October 20, 2020, Heartland Bank and State Bank of Lincoln, our two bank subsidiaries, entered into a Bank Merger Agreement providing for the merger of State Bank of Lincoln into Heartland Bank. If the merger is consummated, the resulting institution will be Heartland Bank, which will then be our sole bank subsidiary, and the branch locations of State Bank of Lincoln will operate as “State Bank of Lincoln, a division of Heartland Bank and Trust Company.” The proposed merger is subject to conditions, including, among others, approval by the FDIC and the Illinois Department of Financial and Professional Regulation.

On November 2, 2020, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $15 million of its common stock. The stock repurchase program will be in effect until December 31, 2021 with the timing of purchases and number of shares repurchased dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program may be suspended or discontinued at any time without notice.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. Entities may apply the provisions as of the beginning of the reporting period when the election is made and are available until December 31, 2022. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

NOTE 2 – SECURITIES

The carrying balances of the securities were as follows:

	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Debt securities available-for-sale	$814,798	$592,404
Debt securities held-to-maturity	74,510	88,477
Equity securities:
Readily determinable fair value	3,262	3,241
No readily determinable fair value	1,552	1,148
Total securities	$894,122	$685,270

The Company has elected to measure the equity securities with no readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. During the three and nine months ended September 30, 2020, there were no adjustments to the carrying balance of equity securities with no readily determinable fair value based on an observable price change of an identical investment. During the three and nine months ended September 30, 2019, there were downward adjustments of $128,000 to the carrying balance of equity securities with no readily determinable fair value based on an observable price change of an identical investment. As of September 30, 2020 and December 31, 2019, the carrying balance of equity securities with no readily determinable fair value reflect cumulative downward adjustments based on observable price changes of $165,000. There have been no impairments or upward adjustments based on observable price changes to the equity securities with no readily determinable fair value held at September 30, 2020 and December 31, 2019.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$100,462	$3,866	$(2)	$104,326
Municipal	232,795	7,962	(347)	240,410
Mortgage-backed:
Agency residential	220,970	5,462	(115)	226,317
Agency commercial	166,444	4,831	(203)	171,072
Corporate	70,862	1,907	(96)	72,673
Total available-for-sale	791,533	24,028	(763)	814,798
Held-to-maturity:
Municipal	26,830	1,480	—	28,310
Mortgage-backed:
Agency residential	14,556	523	—	15,079
Agency commercial	33,124	2,378	—	35,502
Total held-to-maturity	74,510	4,381	—	78,891
Total debt securities	$866,043	$28,409	$(763)	$893,689

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$49,113	$529	$(27)	$49,615
Municipal	131,241	2,503	(6)	133,738
Mortgage-backed:
Agency residential	198,184	2,780	(286)	200,678
Agency commercial	133,730	1,516	(292)	134,954
Corporate	72,239	1,180	—	73,419
Total available-for-sale	584,507	8,508	(611)	592,404
Held-to-maturity:
Municipal	45,239	1,340	—	46,579
Mortgage-backed:
Agency residential	19,072	161	(170)	19,063
Agency commercial	24,166	775	(54)	24,887
Total held-to-maturity	88,477	2,276	(224)	90,529
Total debt securities	$672,984	$10,784	$(835)	$682,933

As of September 30, 2020 and December 31, 2019, the Banks had debt securities with a carrying value of $349,412,000 and $284,895,000, respectively, which were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 41% of the obligations of local municipalities portfolio consists of debt securities issued by municipalities located in Illinois as of September 30, 2020. Approximately 87% of such debt securities were general obligation issues as of September 30, 2020.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of debt securities by contractual maturity, as of September 30, 2020, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$36,762	$37,033	$747	$749
Due after 1 year through 5 years	85,100	87,897	14,702	15,452
Due after 5 years through 10 years	183,944	191,538	10,490	11,186
Due after 10 years	98,313	100,941	891	923

Mortgage-backed:
Agency residential	220,970	226,317	14,556	15,079
Agency commercial	166,444	171,072	33,124	35,502
Total	$791,533	$814,798	$74,510	$78,891

There were no sales of securities during the three and nine months ended September 30, 2020 and 2019. Gains (losses) on securities were as follows during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net realized gains (losses) on sales	$—	$—	$—	$—
Net unrealized gains (losses) on equities:
Readily determinable fair value	(2)	55	3	170
No readily determinable fair value	—	(128)	—	(128)
Gains (losses) on securities	$(2)	$(73)	$3	$42

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of September 30, 2020 and December 31, 2019:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
September 30, 2020	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(2)	$3,493	$—	$—	$(2)	$3,493
Municipal	(347)	28,955	—	—	(347)	28,955
Mortgage-backed:
Agency residential	(101)	20,386	(14)	4,378	(115)	24,764
Agency commercial	(177)	22,668	(26)	3,471	(203)	26,139
Corporate	(96)	9,858	—	—	(96)	9,858
Total available-for-sale	(723)	85,360	(40)	7,849	(763)	93,209
Total debt securities	$(723)	$85,360	$(40)	$7,849	$(763)	$93,209

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2019	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(26)	$18,865	$(1)	$1,998	$(27)	$20,863
Municipal	(6)	894	—	—	(6)	894
Mortgage-backed:
Agency residential	(108)	25,563	(178)	27,296	(286)	52,859
Agency commercial	(100)	20,056	(192)	15,704	(292)	35,760
Total available-for-sale	(240)	65,378	(371)	44,998	(611)	110,376
Held-to-maturity:
Mortgage-backed:
Agency residential	(30)	2,516	(140)	9,002	(170)	11,518
Agency commercial	(47)	7,016	(7)	599	(54)	7,615
Total held-to-maturity	(77)	9,532	(147)	9,601	(224)	19,133
Total debt securities	$(317)	$74,910	$(518)	$54,599	$(835)	$129,509

As of September 30, 2020, there were 7 debt securities in an unrealized loss position for a period of twelve months or more, and 58 debt securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in market interest rates. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these debt securities are deemed to be temporary.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans are summarized as follows:

	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Commercial and industrial	$389,231	$307,175
Agricultural and farmland	235,597	207,776
Commercial real estate - owner occupied	225,345	231,162
Commercial real estate - non-owner occupied	532,454	579,757
Multi-family	199,441	179,073
Construction and land development	265,758	224,887
One-to-four family residential	308,365	313,580
Municipal, consumer, and other	123,448	120,416
Loans, before allowance for loan losses	2,279,639	2,163,826
Allowance for loan losses	(31,654)	(22,299)
Loans, net of allowance for loan losses	$2,247,985	$2,141,527

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$168,466	$—
Agricultural and farmland	4,179	—
Municipal, consumer, and other	7,095	—
Total PPP loans	$179,740	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables detail activity in the allowance for loan losses for the three and nine months ended September 30:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended September 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, June 30, 2020	$4,356	$2,890	$3,257	$6,767	$1,581	$3,366	$3,010	$4,496	$29,723
Provision for loan losses	(98)	(585)	86	2,496	614	179	138	(656)	2,174
Charge-offs	(881)	—	(39)	—	—	(26)	(42)	(90)	(1,078)
Recoveries	517	—	—	5	—	198	46	69	835
Balance, September 30, 2020	$3,894	$2,305	$3,304	$9,268	$2,195	$3,717	$3,152	$3,819	$31,654

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended September 30, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, June 30, 2019	$5,187	$2,862	$2,487	$2,721	$1,153	$3,723	$3,569	$840	$22,542
Provision for loan losses	(915)	(133)	(482)	521	(182)	(601)	(692)	3,168	684
Charge-offs	(32)	—	(216)	(111)	(41)	—	(387)	(150)	(937)
Recoveries	313	—	26	5	—	1	42	85	472
Balance, September 30, 2019	$4,553	$2,729	$1,815	$3,136	$930	$3,123	$2,532	$3,943	$22,761

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Nine Months Ended September 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2019	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299
Provision for loan losses	565	(434)	1,124	5,591	1,171	551	598	936	10,102
Charge-offs	(1,690)	(27)	(39)	(56)	—	(27)	(154)	(466)	(2,459)
Recoveries	578	—	440	70	—	216	168	240	1,712
Balance, September 30, 2020	$3,894	$2,305	$3,304	$9,268	$2,195	$3,717	$3,152	$3,819	$31,654

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Nine Months Ended September 30, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	and Land	Real Estate	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2018	$3,748	$2,650	$2,506	$2,644	$912	$4,176	$2,782	$1,091	$20,509
Provision for loan losses	700	109	(356)	588	59	(1,478)	541	3,103	3,266
Charge-offs	(315)	(30)	(382)	(111)	(41)	(9)	(1,026)	(522)	(2,436)
Recoveries	420	—	47	15	—	434	235	271	1,422
Balance, September 30, 2019	$4,553	$2,729	$1,815	$3,136	$930	$3,123	$2,532	$3,943	$22,761

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category as of September 30, 2020 and December 31, 2019:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
September 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$382,617	$220,094	$204,200	$485,307	$197,277	$259,453	$287,849	$109,898	$2,146,695
Individually evaluated for impairment	5,558	14,555	13,167	32,600	889	3,628	11,219	13,485	95,101
Acquired with deteriorated credit quality	1,056	948	7,978	14,547	1,275	2,677	9,297	65	37,843
Total	$389,231	$235,597	$225,345	$532,454	$199,441	$265,758	$308,365	$123,448	$2,279,639

Allowance for loan losses:
Collectively evaluated for impairment	$2,190	$2,270	$2,509	$7,896	$2,180	$3,290	$2,336	$979	$23,650
Individually evaluated for impairment	1,588	33	434	884	—	226	796	2,840	6,801
Acquired with deteriorated credit quality	116	2	361	488	15	201	20	—	1,203
Total	$3,894	$2,305	$3,304	$9,268	$2,195	$3,717	$3,152	$3,819	$31,654

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$294,006	$192,722	$211,744	$561,277	$176,273	$217,708	$291,624	$106,448	$2,051,802
Individually evaluated for impairment	10,733	13,966	10,927	3,398	1,324	3,782	11,349	13,872	69,351
Acquired with deteriorated credit quality	2,436	1,088	8,491	15,082	1,476	3,397	10,607	96	42,673
Total	$307,175	$207,776	$231,162	$579,757	$179,073	$224,887	$313,580	$120,416	$2,163,826

Allowance for loan losses:
Collectively evaluated for impairment	$1,926	$2,576	$1,486	$3,591	$1,019	$2,283	$1,684	$931	$15,496
Individually evaluated for impairment	2,170	105	270	70	—	567	822	2,176	6,180
Acquired with deteriorated credit quality	345	85	23	2	5	127	34	2	623
Total	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans as of September 30, 2020 and December 31, 2019:

	Unpaid
	Principal	Recorded	Related
September 30, 2020	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,781	$2,781	$1,588
Agricultural and farmland	173	172	33
Commercial real estate - owner occupied	1,440	1,441	434
Commercial real estate - non-owner occupied	4,203	4,201	884
Multi-family	—	—	—
Construction and land development	2,055	2,055	226
One-to-four family residential	3,614	3,596	796
Municipal, consumer, and other	8,790	8,764	2,840
Total	$23,056	$23,010	$6,801

With no related allowance:
Commercial and industrial	$2,777	$2,777	$—
Agricultural and farmland	14,383	14,383	—
Commercial real estate - owner occupied	11,728	11,726	—
Commercial real estate - non-owner occupied	28,462	28,399	—
Multi-family	889	889	—
Construction and land development	1,575	1,573	—
One-to-four family residential	7,672	7,623	—
Municipal, consumer, and other	4,733	4,721	—
Total	$72,219	$72,091	$—

Total
Commercial and industrial	$5,558	$5,558	$1,588
Agricultural and farmland	14,556	14,555	33
Commercial real estate - owner occupied	13,168	13,167	434
Commercial real estate - non-owner occupied	32,665	32,600	884
Multi-family	889	889	—
Construction and land development	3,630	3,628	226
One-to-four family residential	11,286	11,219	796
Municipal, consumer, and other	13,523	13,485	2,840
Total	$95,275	$95,101	$6,801

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,763	$41	$4,957	$26
Agricultural and farmland	174	2	491	5
Commercial real estate - owner occupied	1,281	18	1,970	11
Commercial real estate - non-owner occupied	4,216	2	101	5
Multi-family	—	—	—	—
Construction and land development	2,080	25	2,754	42
One-to-four family residential	3,587	24	2,082	16
Municipal, consumer, and other	8,823	42	9,254	99
Total	$22,924	$154	$21,609	$204

With no related allowance:
Commercial and industrial	$2,894	$61	$5,480	$—
Agricultural and farmland	10,220	144	15,384	10
Commercial real estate - owner occupied	11,766	150	10,555	28
Commercial real estate - non-owner occupied	28,544	282	3,853	57
Multi-family	889	—	1,339	—
Construction and land development	1,476	1	106	1
One-to-four family residential	7,500	63	9,904	74
Municipal, consumer, and other	4,763	21	4,832	—
Total	$68,052	$722	$51,453	$170

Total
Commercial and industrial	$5,657	$102	$10,437	$26
Agricultural and farmland	10,394	146	15,875	15
Commercial real estate - owner occupied	13,047	168	12,525	39
Commercial real estate - non-owner occupied	32,760	284	3,954	62
Multi-family	889	—	1,339	—
Construction and land development	3,556	26	2,860	43
One-to-four family residential	11,087	87	11,986	90
Municipal, consumer, and other	13,586	63	14,086	99
Total	$90,976	$876	$73,062	$374

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$3,124	$129	$5,081	$115
Agricultural and farmland	307	6	404	12
Commercial real estate - owner occupied	1,141	56	1,998	90
Commercial real estate - non-owner occupied	1,504	7	102	5
Multi-family	—	—	—	—
Construction and land development	2,571	91	2,842	131
One-to-four family residential	3,240	84	2,091	65
Municipal, consumer, and other	10,069	230	9,202	103
Total	$21,956	$603	$21,720	$521

With no related allowance:
Commercial and industrial	$4,637	$213	$5,681	$150
Agricultural and farmland	13,187	500	15,889	352
Commercial real estate - owner occupied	11,367	401	10,640	360
Commercial real estate - non-owner occupied	17,358	388	4,000	111
Multi-family	299	—	1,349	9
Construction and land development	637	3	107	3
One-to-four family residential	8,167	266	10,107	194
Municipal, consumer, and other	3,660	78	4,871	71
Total	$59,312	$1,849	$52,644	$1,250

Total
Commercial and industrial	$7,761	$342	$10,762	$265
Agricultural and farmland	13,494	506	16,293	364
Commercial real estate - owner occupied	12,508	457	12,638	450
Commercial real estate - non-owner occupied	18,862	395	4,102	116
Multi-family	299	—	1,349	9
Construction and land development	3,208	94	2,949	134
One-to-four family residential	11,407	350	12,198	259
Municipal, consumer, and other	13,729	308	14,073	174
Total	$81,268	$2,452	$74,364	$1,771

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status as of September 30, 2020 and December 31, 2019:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
September 30, 2020	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$388,158	$154	$—	$919	$389,231
Agricultural and farmland	231,349	—	—	4,248	235,597
Commercial real estate - owner occupied	224,451	139	—	755	225,345
Commercial real estate - non-owner occupied	528,145	—	—	4,309	532,454
Multi-family	198,552	889	—	—	199,441
Construction and land development	263,803	1,410	—	545	265,758
One-to-four family residential	303,014	1,030	40	4,281	308,365
Municipal, consumer, and other	123,081	226	7	134	123,448
Total	$2,260,553	$3,848	$47	$15,191	$2,279,639

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2019	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$301,975	$558	$—	$4,642	$307,175
Agricultural and farmland	201,519	—	—	6,257	207,776
Commercial real estate - owner occupied	228,218	941	—	2,003	231,162
Commercial real estate - non-owner occupied	579,626	131	—	—	579,757
Multi-family	177,696	—	—	1,377	179,073
Construction and land development	224,716	140	—	31	224,887
One-to-four family residential	307,712	1,329	75	4,464	313,580
Municipal, consumer, and other	119,898	247	26	245	120,416
Total	$2,141,360	$3,346	$101	$19,019	$2,163,826

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present total loans by category based on their assigned risk ratings determined by management as of September 30, 2020 and December 31, 2019:

September 30, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$365,872	$16,828	$6,531	$—	$389,231
Agricultural and farmland	200,879	19,415	15,303	—	235,597
Commercial real estate - owner occupied	183,836	27,901	13,608	—	225,345
Commercial real estate - non-owner occupied	452,942	43,941	35,571	—	532,454
Multi-family	170,134	28,418	889	—	199,441
Construction and land development	228,126	33,600	4,032	—	265,758
One-to-four family residential	284,072	11,285	13,008	—	308,365
Municipal, consumer, and other	109,542	425	13,481	—	123,448
Total	$1,995,403	$181,813	$102,423	$—	$2,279,639

December 31, 2019	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the financial effect of troubled debt restructurings for the three and nine months ended September 30, 2019 and 2020:

				Charge-offs
		Recorded Investment		and Specific
Three Months Ended September 30, 2020	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial real estate - owner occupied	1	$853	$853	$—
Total	1	$853	$853	$—

				Charge-offs
		Recorded Investment		and Specific
Three Months Ended September 30, 2019	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
One-to-four family residential	1	$21	$21	$—
Total	1	$21	$21	$—

				Charge-offs
		Recorded Investment		and Specific
Nine Months Ended September 30, 2020	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial real estate - owner occupied	1	$853	$853	$—
Total	1	$853	$853	$—

				Charge-offs
		Recorded Investment		and Specific
Nine Months Ended September 30, 2019	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial and industrial	3	$516	$516	$—
Agricultural and farmland	2	392	392	—
Commercial real estate - owner occupied	1	170	170	—
One-to-four family residential	1	21	21	—
Total	7	$1,099	$1,099	$—

During the three months ended September 30, 2020, the troubled debt restructuring was the result of a payment concession. During the three and nine months ended September 30, 2019, all troubled debt restructurings were the result of a payment concession.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three and nine months ended September 30, 2020 and 2019. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of September 30, 2020 and December 31, 2019, the Company had $9,038,000 and $9,315,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Beginning balance	$1,378	$1,633	$1,662	$2,101
Reclassification from non-accretable difference	116	129	162	536
Accretion income	(111)	(231)	(441)	(1,106)
Ending balance	$1,383	$1,531	$1,383	$1,531

NOTE 4 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1,085,957,000 and $1,152,535,000 as of September 30, 2020 and December 31, 2019, respectively. Activity in mortgage servicing rights is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Beginning balance	$5,839	$8,796	$8,518	$10,918
Capitalized servicing rights	658	344	1,432	720
Fair value adjustment:
Attributable to payments and principal reductions	(650)	(483)	(1,844)	(1,227)
Attributable to changes in valuation inputs and assumptions	(276)	(721)	(2,535)	(2,475)
Total fair value adjustment	(926)	(1,204)	(4,379)	(3,702)
Ending balance	$5,571	$7,936	$5,571	$7,936

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FORECLOSED ASSETS

Foreclosed assets activity is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Beginning balance	$4,450	$9,707	$5,099	$9,559
Transfers from loans	172	27	499	1,788
Capitalized improvements	—	41	6	41
Proceeds from sales	(792)	(3,173)	(1,793)	(4,142)
Sales through loan origination	—	—	(67)	(360)
Net gain (loss) on sales	125	135	269	240
Direct write-downs	(98)	(163)	(156)	(552)
Ending balance	$3,857	$6,574	$3,857	$6,574

Gains (losses) on foreclosed assets includes the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Direct write-downs	$(98)	$(163)	$(156)	$(552)
Net gain (loss) on sales	125	135	269	240
Guarantee reimbursements	—	8	7	69
Gain on settlement	—	—	—	375
Gains (losses) on foreclosed assets	$27	$(20)	$120	$132

The carrying value of foreclosed one-to-four family residential real estate property as of September 30, 2020 and December 31, 2019, was $352,000 and $1,037,000, respectively. As of September 30, 2020, there were 7 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $571,000. As of December 31, 2019, there were 10 residential real estate loans in the process of foreclosure totaling approximately $588,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – DEPOSITS

The Company’s deposits are summarized below:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Noninterest-bearing deposits	$850,306	$689,116
Interest-bearing deposits:
Interest-bearing demand	885,719	814,639
Money market	475,047	477,765
Savings	497,682	438,927
Time	307,907	356,408
Total interest-bearing deposits	2,166,355	2,087,739
Total deposits	$3,016,661	$2,776,855

Money market deposits include $7,407,000 and $14,309,000 of reciprocal transaction deposits as of September 30, 2020 and December 31, 2019, respectively. Time deposits include $3,540,000 and $3,538,000 of reciprocal time deposits as of September 30, 2020 and December 31, 2019, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $24,734,000 and $44,754,000 as of September 30, 2020 and December 31, 2019, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $102,115,000 and $130,293,000 as of September 30, 2020 and December 31, 2019, respectively.

The components of interest expense on deposits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Interest-bearing demand	$123	$347	$536	$1,175
Money market	96	497	608	1,356
Savings	37	70	157	207
Time	587	1,086	2,179	3,356
Total interest expense on deposits	$843	$2,000	$3,480	$6,094

NOTE 7 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of September 30, 2020 and December 31, 2019. Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of September 30, 2020 and December 31, 2019 was $544,999,000 and $548,229,000, respectively. As of September 30, 2020 and December 31, 2019, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Banks’ participation in the FHLB’s Mortgage Partnership Finance Program.

The Banks also have available borrowings through the discount window of the Federal Reserve Bank of Chicago (FRB). Available borrowings are based on the collateral pledged. As of September 30, 2020 and December 31, 2019, the carrying value of debt securities pledged amounted to $511,000 and $515,000, respectively. There was no outstanding borrowings under the FRB discount window as of September 30, 2020 and December 31, 2019.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – SUBORDINATED NOTES

On September 3, 2020, the Company issued $40,000,000 of fixed-to-floating rate subordinated notes that mature on September 15, 2030. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 4.50% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest is payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after September 15, 2025. If the subordinated notes are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The transaction resulted in debt issuance costs of $789,000 which will be amortized over 10 years. As of September 30, 2020, 100% of the subordinated notes qualified as Tier 2 capital.

The face value and carrying value of the subordinated notes are summarized below:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Subordinated notes, at face value	$40,000	$—
Unamortized issuance costs	(782)	—
Subordinated notes, at carrying value	$39,218	$—

NOTE 9 – JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS

Five subsidiary business trusts of the Company have issued floating rate capital securities (“capital securities”) which are guaranteed by the Company.

The Company owns all of the outstanding stock of the five subsidiary business trusts. The trusts used the proceeds from the issuance of their capital securities to buy floating rate junior subordinated deferrable interest debentures (“junior subordinated debentures”) issued by the Company. These junior subordinated debentures are the only assets of the trusts and the interest payments from the junior subordinated debentures finance the distributions paid on the capital securities. The junior subordinated debentures are unsecured and rank junior and subordinate in the right of payment to all senior debt of the Company.

The trusts are not consolidated in the Company’s financial statements.

The face and carrying value of junior subordinated debentures are summarized below:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	5,773	5,773
Total junior subordinated debentures, at face value	38,765	38,765
National Bancorp Statutory Trust I unamortized discount	(1,133)	(1,182)
Total junior subordinated debentures, at carrying value	$37,632	$37,583

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The interest rates on the junior subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date specific to each junior subordinated debenture, plus a fixed percentage. The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		September 30,	December 31,	Maturity
	Interest Rate		2020	2019	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	3.03%	4.74%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	1.78	3.42	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	1.60	3.24	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	3.08	4.79	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	3.15	4.79	December 31, 2037

The distribution rate payable on the junior subordinated debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events in default, to defer payments of interest on the junior subordinated debentures at any time by extending the interest payment period for a period not exceeding 10 quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the junior subordinated debentures. The capital securities are subject to mandatory redemption upon payment of the junior subordinated debentures and carry an interest rate identical to that of the related junior subordinated debenture. The junior subordinated debentures maturity dates may be shortened if certain conditions are met, or at any time within 90 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of the debentures or the capital securities. If the junior subordinated debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The Company has the right to terminate each Capital Trust and cause the junior subordinated debentures to be distributed to the holders of the capital securities in liquidation of such trusts.

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of September 30, 2020 and December 31, 2019, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	September 30, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Designated as cash flow hedges:	(dollars in thousands)
Fair value recorded in other liabilities	$17,000	$(1,572)	$17,000	$(676)

As of September 30, 2020, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of September 30, 2020 and December 31, 2019, the Company had cash pledged and held on deposit at counterparties of $1,630,000 and $710,000, respectively.

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

For the three and nine months ended September 30, 2020 and 2019, the effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income to income	other comprehensive income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$—	$33	$64	$83
Junior subordinated debentures interest expense	(97)	(9)	(202)	(7)
Total	$(97)	$24	$(138)	$76

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	September 30, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Not designated as hedging instruments:	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$140,820	$21,568	$114,140	$8,532
Interest rate swaps with a financial institution counterparty	—	—	24,216	110
Total fair value recorded in other assets	$140,820	$21,568	$138,356	$8,642

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$24,216	$(110)
Interest rate swaps with a financial institution counterparty	140,820	(21,568)	114,140	(8,532)
Total fair value recorded in other liabilities	$140,820	$(21,568)	$138,356	$(8,642)

As of September 30, 2020, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of September 30, 2020 and December 31, 2019, the Company had $22,280,000 and $8,713,000, respectively, of debt securities pledged and held in safekeeping at the financial institution counterparty.

For the three and nine months ended September 30, 2020 and 2019, the effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$2,188	$4,151	$17,369	$10,196
Gross losses	(2,188)	(4,151)	(17,369)	(10,159)
Net gains (losses)	$—	$—	$—	$37

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended September 30, 2020
Balance, June 30, 2020	$18,806	$(133)	$(1,462)	$17,211
Other comprehensive income before reclassifications	1,176	—	5	1,181
Reclassifications	—	8	97	105
Other comprehensive income, before tax	1,176	8	102	1,286
Income tax expense	336	2	28	366
Other comprehensive income, after tax	840	6	74	920
Balance, September 30, 2020	$19,646	$(127)	$(1,388)	$18,131

Three Months Ended September 30, 2019
Balance, June 30, 2019	$8,063	$(37)	$(590)	$7,436
Other comprehensive income (loss) before reclassifications	1,289	—	(208)	1,081
Reclassifications	—	(62)	(24)	(86)
Other comprehensive income (loss)	1,289	(62)	(232)	995
Balance, September 30, 2019	$9,352	$(99)	$(822)	$8,431

Nine Months Ended September 30, 2020
Balance, December 31, 2019	$8,659	$(131)	$(696)	$7,832
Other comprehensive income (loss) before reclassifications	15,368	—	(1,098)	14,270
Reclassifications	—	5	138	143
Other comprehensive income (loss), before tax	15,368	5	(960)	14,413
Income tax expense (benefit)	4,381	1	(268)	4,114
Other comprehensive income (loss), after tax	10,987	4	(692)	10,299
Balance, September 30, 2020	$19,646	$(127)	$(1,388)	$18,131

Nine Months Ended September 30, 2019
Balance, December 31, 2018	$(4,561)	$122	$151	$(4,288)
Other comprehensive income (loss) before reclassifications	13,913	—	(897)	13,016
Reclassifications	—	(221)	(76)	(297)
Other comprehensive income (loss)	13,913	(221)	(973)	12,719
Balance, September 30, 2019	$9,352	$(99)	$(822)	$8,431

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

NOTE 12 – INCOME TAXES

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. The consolidated statements of income present unaudited pro forma C Corp equivalent information for the three and nine months ended September 30, 2019.

Allocation of income tax expense between current and deferred portions for the three and nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Current
Federal	$2,921	$—	$5,619	$—
State	1,593	299	3,218	819
Total current	4,514	299	8,837	819

Deferred
Federal	(542)	—	(419)	—
State	(271)	—	(209)	—
Total deferred	(813)	—	(628)	—
Income tax expense	$3,701	$299	$8,209	$819

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income tax expense differs from the statutory federal rate for the three and nine months ended September 30 due to the following:

	Three Months Ended September 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$2,995	21.0%	$—	—%
Increase (decrease) resulting from:
Federally tax exempt interest income	(372)	(2.6)	—	—
State taxes, net of federal benefit	1,039	7.3	299	1.7
Other	39	0.2	—	—
Income tax expense	$3,701	25.9%	$299	1.7%

	Nine Months Ended September 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$6,806	21.0%	$—	—%
Increase (decrease) resulting from:
Federally tax exempt interest income	(1,099)	(3.4)	—	—
State taxes, net of federal benefit	2,397	7.4	819	1.6
Other	105	0.3	—	—
Income tax expense	$8,209	25.3%	$819	1.6%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset as of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$8,927	$6,309
Compensation related	2,156	5,859
Deferred loan fees	1,937	497
Nonaccrual interest	617	858
Foreclosed assets	93	574
Goodwill	385	531
Other	1,084	785
Total deferred tax assets	15,199	15,413

Deferred tax liabilities
Fixed asset depreciation	4,363	4,201
Mortgage servicing rights	1,588	2,428
Other purchase accounting adjustments	1,195	1,356
Intangible assets	645	841
Prepaid assets	475	504
Net unrealized gain on debt securities available-for-sale	6,632	2,251
Other	381	426
Total deferred tax liabilities	15,279	12,007
Net deferred tax asset (liability)	$(80)	3,406

NOTE 13 – EARNINGS PER SHARE

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

Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding restricted stock units were vested. For the three and nine months ended September 30, 2020, the restricted stock units were considered anti-dilutive and excluded from the calculation of common stock equivalents. There were no restricted stock units outstanding during the three and nine months ended September 30, 2019.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Numerator:
Net income	$10,563	$17,437	$24,203	$50,778
Earnings allocated to unvested restricted stock units	(28)	—	(62)	—
Numerator for earnings per share - basic and diluted	$10,535	$17,437	$24,141	$50,778

Denominator:
Weighted average common shares outstanding	27,457,306	18,027,512	27,457,306	18,027,512
Dilutive effect of outstanding restricted stock units	—	—	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,457,306	18,027,512	27,457,306	18,027,512

Earnings per share - Basic	$0.38	$0.97	$0.88	$2.82
Earnings per share - Diluted	$0.38	$0.97	$0.88	$2.82

NOTE 14 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (the SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved termination of the SERP agreements, and a lump sum payment was made in June 2020 to each participant equal to the present value of any remaining installment payments. As of September 30, 2020, there was no remaining deferred compensation liability for the SERP, and there was no deferred compensation expense recognized for the SERP during the three months ended September 30, 2020. During the three months ended September 30, 2019, the Company recognized deferred compensation expense for the SERP of $968,000. During the nine months ended September 30, 2020 and 2019, the Company recognized deferred compensation expense for the SERP of $1,660,000 and $4,533,000, respectively. As of December 31, 2019, the deferred compensation liability for the SERP was $12,789,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – STOCK-BASED COMPENSATION PLANS

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

The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Restricted stock units	$100	$—	$263	$—
Stock appreciation rights	(75)	64	(303)	(51)
Total stock-based compensation expense (benefit)	$25	$64	$(40)	$(51)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of outstanding restricted stock unit activity:

Three Months Ended September 30,
	2020		2019
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock Units	Grant Date	Stock Units	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning balance	73,700	$18.98	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,700	$18.98	—	$—

Nine Months Ended September 30,
	2020		2019
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock Units	Grant Date	Stock Units	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning balance	—	$—	—	$—
Granted	73,700	18.98	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,700	$18.98	—	$—

A further summary of outstanding restricted stock units as of September 30, 2020, is as follows:

		Weighted Average
		Remaining
Range of Grant Date Fair Values	Outstanding	Contractual Term
$ 12.71	550	0.3	years
$ 19.03	73,150	3.2	years

As of September 30, 2020, unrecognized compensation cost related to non-vested restricted stock units was $1,136,000.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of outstanding stock appreciation rights activity:

	Three Months Ended September 30,
	2020		2019
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	110,160	$16.32	42,840	$7.46
Granted	—	—	110,160	16.32
Exercised	—	—	(42,840)	7.46
Forfeited	—	—	—	—
Ending balance	110,160	$16.32	110,160	$16.32

	Nine Months Ended September 30,
	2020		2019
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	110,160	$16.32	91,800	$5.73
Granted	—	—	110,160	16.32
Exercised	—	—	(91,800)	5.73
Forfeited	—	—	—	—
Ending balance	110,160	$16.32	110,160	$16.32

A further summary of outstanding stock appreciation rights as of September 30, 2020, is as follows:

			Weighted Average
			Remaining
Range of Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	110,160	87,210	8.9	years

As of September 30, 2020, unrecognized compensation cost related to non-vested stock appreciation rights was $27,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020 and December 31, 2019, the liability recorded for outstanding stock appreciation rights was $106,000 and $409,000, respectively. As of September 30, 2020 and December 31, 2019, the Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	September 30,	December 31,
	2020	2019
Risk-free interest rate	0.61%	1.90%
Expected volatility	34.10%	28.83%
Expected life (in years)	8.9	9.7
Expected dividend yield	5.35%	3.16%

As of September 30, 2020, the liability recorded for previously exercised stock appreciation rights was $1,206,000, which will be paid in four remaining equal annual installments. As of December 31, 2019, the liability recorded for previously exercised units was $1,512,000.

NOTE 16 – REGULATORY MATTERS

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

The ability of the Company to pay dividends to its stockholders is dependent upon the ability of the Banks to pay dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. Under the Basel III regulations, a capital conservation buffer calculation will phase in over five years which limits allowable bank dividends if regulatory capital ratios fall below specific thresholds. As of September 30, 2020 and December 31, 2019, the capital conservation buffer was 2.5%.

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

Management believes, as of September 30, 2020 and December 31, 2019, that HBT Financial, Inc. and the Banks each met all capital adequacy requirements to which they are subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of HBT Financial, Inc. (on a consolidated basis) and the Banks are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$417,844	16.81%	$198,827	8.00%	N/A	N/A
Heartland Bank	333,344	14.52	183,710	8.00	$229,638	10.00%
State Bank of Lincoln	35,955	19.16	15,013	8.00	18,766	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$347,552	13.98%	$149,120	6.00%	N/A	N/A
Heartland Bank	304,639	13.27	137,783	6.00	$183,710	8.00%
State Bank of Lincoln	33,602	17.91	11,260	6.00	15,013	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$311,085	12.52%	$111,840	4.50%	N/A	N/A
Heartland Bank	304,639	13.27	103,337	4.50	$149,265	6.50%
State Bank of Lincoln	33,602	17.91	8,445	4.50	12,198	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$347,552	10.04%	$138,524	4.00%	N/A	N/A
Heartland Bank	304,639	9.77	124,701	4.00	$155,876	5.00%
State Bank of Lincoln	33,602	9.82	13,691	4.00	17,114	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,994	14.54%	$196,358	8.00%	N/A	N/A
Heartland Bank	315,516	14.02	180,071	8.00	$225,088	10.00%
State Bank of Lincoln	35,390	17.58	16,104	8.00	20,130	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$334,695	13.64%	$147,268	6.00%	N/A	N/A
Heartland Bank	295,385	13.12	135,053	6.00	$180,071	8.00%
State Bank of Lincoln	33,222	16.50	12,078	6.00	16,104	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$298,277	12.15%	$110,451	4.50%	N/A	N/A
Heartland Bank	295,385	13.12	101,290	4.50	$146,307	6.50%
State Bank of Lincoln	33,222	16.50	9,058	4.50	13,084	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$334,695	10.38%	$129,027	4.00%	N/A	N/A
Heartland Bank	295,385	10.25	115,281	4.00	$144,102	5.00%
State Bank of Lincoln	33,222	9.82	13,531	4.00	16,914	5.00

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements are summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC on March 27, 2020. There were no transfers between levels during the three and nine months ended September 30, 2020 and 2019. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balances of the assets measured at fair value on a recurring basis:

September 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$104,326	$—	$104,326
Municipal	—	240,410	—	240,410
Mortgage-backed:
Agency residential	—	226,317	—	226,317
Agency commercial	—	171,072	—	171,072
Corporate	—	72,673	—	72,673
Equity securities with readily determinable fair values	3,262	—	—	3,262
Mortgage servicing rights	—	—	5,571	5,571
Derivative financial assets	—	21,568	—	21,568
Derivative financial liabilities	—	23,140	—	23,140

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$49,615	$—	$49,615
Municipal	—	133,738	—	133,738
Mortgage-backed:
Agency residential	—	200,678	—	200,678
Agency commercial	—	134,954	—	134,954
Corporate	—	73,419	—	73,419
Equity securities with readily determinable fair values	3,241	—	—	3,241
Mortgage servicing rights	—	—	8,518	8,518
Derivative financial assets	—	8,642	—	8,642
Derivative financial liabilities	—	9,318	—	9,318

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2019 to September 30, 2020.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

September 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$5,571	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 85.0% (18.2%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$8,518	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 68.5% (12.3%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

September 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$23,723	$—	$23,723
Collateral-dependent impaired loans	—	—	16,209	16,209
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	3,857	3,857

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$4,531	$—	$4,531
Collateral-dependent impaired loans	—	—	15,811	15,811
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	5,099	5,099

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

September 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$16,209	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,857	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$15,811	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	5,099	Appraisal	Appraisal adjustments	7% (7%)

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

Subordinated Notes

The fair values of subordinated notes are estimated using discounted cash flow analyses based on rates observed on recent debt issuances by other financial institutions.

Junior Subordinated Debentures

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	September 30, 2020		December 31, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$236,724	$236,724	$283,971	$283,971
Interest-bearing time deposits with banks	Level 1	—	—	248	248
Debt securities held-to-maturity	Level 2	74,510	78,891	88,477	90,529
Restricted stock	Level 3	2,498	2,498	2,425	2,425
Loans, net	Level 3	2,247,985	2,269,402	2,141,527	2,181,103
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	13,820	13,820	13,951	13,951

Financial liabilities:
Time deposits	Level 3	307,907	309,806	356,408	355,340
Securities sold under agreements to repurchase	Level 2	45,438	45,438	44,433	44,433
Subordinated notes	Level 3	39,218	39,999	—	—
Junior subordinated debentures	Level 3	37,632	24,844	37,583	31,959
Accrued interest payable	Level 2	819	819	1,132	1,132

The Company estimated the fair value of lending related commitments as described in Note 18 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Such commitments and conditional obligations were as follows:

	Contractual Amount
	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Commitments to extend credit	$536,052	$542,705
Standby letters of credit	10,154	8,991

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

The following is management’s discussion and analysis of the financial condition as of September 30, 2020 (unaudited), as compared with December 31, 2019, and the results of operations for the three and nine months ended September 30, 2020 and 2019 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be attained for any other period.

OVERVIEW

HBT Financial, Inc. is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and State Bank of Lincoln. The Banks provide a comprehensive suite of business, commercial, wealth management, and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois through 63 branches. As of September 30, 2020, the Company had total assets of $3.5 billion, total loans of $2.3 billion, and total deposits of $3.0 billion. HBT Financial, Inc. is a longstanding Central Illinois company, with banking roots that can be traced back 100 years.

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

Below is a summary of the loan and deposit balances by the metropolitan and micropolitan statistical areas in which we operate:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Loans, before allowance for loan losses
Bloomington-Normal	$510,780	$552,787
Champaign-Urbana	212,006	209,317
Chicago	1,168,732	1,020,524
Lincoln	109,031	107,162
Ottawa-Peru	104,923	103,665
Peoria	174,167	170,371
Loans, before allowance for loan losses	$2,279,639	$2,163,826

Total deposits
Bloomington-Normal	$746,612	$694,519
Champaign-Urbana	167,731	152,108
Chicago	1,039,574	911,916
Lincoln	199,719	194,784
Ottawa-Peru	331,299	290,138
Peoria	531,726	533,390
Total deposits	$3,016,661	$2,776,855

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

COVID-19 Response and Impact Overview

The Company has taken a number of steps to support our employees and customers while maintaining the health and safety of all involved, including, but not limited to:

●	Enabling work from home for many employees and social distancing for employees who need to report to the office;
●	Maintaining regular business hours at branches for drive-up services and the call center to serve customers while branch lobby service was closed;
●	Branch lobby service was reopened for all locations by July 13, 2020, except one location which was permanently closed and consolidated with an existing branch on June 30, 2020;
●	Offering loan payment modifications to customers experiencing financial hardship due to COVID-19;
●	Waiving or refunding overdraft and ATM fees, as well as time deposit early withdrawal penalties, to customers experiencing financial hardship due to COVID-19;
●	Participating in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) with $185 million of PPP loans approved and funded to 2,329 businesses supporting approximately 24,000 employees in our communities during the second and third quarters of 2020.

The Company operates primarily in Illinois which has established a five-phase reopening plan. Illinois entered Phase 4 of its reopening plan on June 26, 2020 which allows gatherings of 50 people or fewer, restaurants and bars to reopen for indoor dining at reduced capacity, and child care and schools to reopen under guidance from the Illinois Department of Public Health. Subsequent to September 30, 2020, Illinois has seen an increase in COVID-19 cases and more restrictive mitigation measures have been reinstated, such as a ban on indoor dining. Illinois is only likely to transition to Phase 5 of its reopening plan, a full reopening, when a vaccine or highly effective COVID-19 treatment is available.

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

The following table summarizes PPP loans originated, along with the origination fees received from the SBA, during the nine months ended September 30, 2020:

		Loan	Fee	Origination
Range of Loan Amounts	Number	Amount	Percentage	Fee

	(dollars in thousands)
Less than $350,000	2,233	$109,063	5.0%	$5,453
Over $350,000, but less than $2,000,000	94	69,254	3.0%	2,078
Over $2,000,000	2	7,085	1.0%	71
Total	2,329	$185,402		$7,602

As of September 30, 2020, PPP loans, net of deferred origination fees, were $179.7 million or 7.9% of loans, before allowance for loan losses. Net deferred origination fees on PPP loans totaled $5.4 million as of September 30, 2020. The deferred origination fees were reduced by direct origination costs, primarily salaries and benefits costs, of less than $0.1 million during the three months ended September 30, 2020 and $0.5 million during the nine months ended September 30, 2020. Net deferred origination fees on PPP loans of $0.9 million during the three months ended September 30, 2020 and $1.7 million during the nine months ended September 30, 2020 were recognized as taxable loan interest income.

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

Following the phased reopening of Illinois businesses and federal economic stimulus received by commercial and retail customers during the second quarter of 2020, the volume of loan modifications requests related to a COVID-19 financial hardship slowed significantly. Additionally, many loans that received a short-term payment modification returned to regular payments during the third quarter of 2020. The following table presents the number and balance of loans granted a payment modification that have not returned to regular payments as of September 30, 2020 and June 30, 2020.

	As of September 30, 2020		As of June 30, 2020
	Number	Balance	Number	Balance

	(dollars in thousands)
Commercial and industrial	10	$4,739	69	$23,949
Agricultural and farmland	3	3,178	7	4,175
Commercial real estate - owner occupied	7	7,294	61	40,104
Commercial real estate - non-owner occupied	15	18,021	98	102,407
Multi-family	2	992	17	12,031
Construction and land development	1	361	6	5,148
One-to-four family residential	17	1,779	124	15,048
Municipal, consumer, and other	2	30	13	370
Total	57	$36,394	395	$203,232

Industries Adversely Impacted by COVID-19

While many industries have and will continue to be adversely impacted by the COVID-19 pandemic, the retail, restaurant, and hotel industries are considered particularly susceptible to significant adverse impacts. Adverse impacts in these and other industries may result in a deterioration of the loan portfolio’s credit quality or an increase in provision for loan losses. The below table summarizes loan balances within the retail, restaurant, and hotel industries along with select credit quality information as of September 30, 2020.

	Carrying Balance			Nonaccrual	Substandard	Modified
	Non-PPP Loans	PPP Loans	Total	Status	Risk Rating	Payments (1)

	(dollars in thousands)
Retail
Commercial and industrial	$10,473	$12,068	$22,541	$—	$3,350	$—
Commercial real estate - owner occupied	17,554	—	17,554	273	2,305	—
Commercial real estate - non-owner occupied	128,252	—	128,252	—	6,985	8,990
Construction and land development	5,607	—	5,607	—	—	—
Total	$161,886	$12,068	$173,954	$273	$12,640	$8,990

Restaurants
Commercial and industrial	$3,456	$11,064	$14,520	$—	$335	$—
Commercial real estate - owner occupied	16,153	—	16,153	270	2,816	1,606
Commercial real estate - non-owner occupied	7,245	—	7,245	—	480	635
Total	$26,854	$11,064	$37,918	$270	$3,631	$2,241

Hotels
Commercial and industrial	$—	$1,538	$1,538	$—	$—	$—
Commercial real estate - non-owner occupied	22,748	—	22,748	—	6,699	6,098
Total	$22,748	$1,538	$24,286	$—	$6,699	$6,098

(1)	Borrowers that were granted a loan payment modification related to a COVID-19 financial hardship that have not returned to regular payments as of September 30, 2020.

Subordinated Note Issuance

To further enhance the Company’s strong capital and liquidity positions, we successfully completed a private placement of $40.0 million 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 during the quarter. This issuance of subordinated notes, which qualify as Tier 2 regulatory capital, contributed to an increase in the Company’s total risk based capital ratio, which was 16.81% at September 30, 2020, compared to 14.54% at December 31, 2019, while also significantly bolstering the cash reserves held at the holding company.

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

COVID-19 Pandemic

Although the Company has maintained business operations with appropriate social distancing procedures since the beginning of the COVID-19 pandemic, it has caused significant economic disruption throughout the United States and the communities that we serve. While the length, duration and ultimate impact of the COVID-19 pandemic is unknown at this time, it may adversely impact the businesses we serve and impair the ability of our customers to fulfill their contractual obligations to us. This could adversely affect our asset valuations, financial condition, liquidity and results of operations, and the impacts may be material. During 2020, we experienced, and we may continue to experience, the following adverse impacts of the COVID-19 pandemic:

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

The following table illustrates the impact of being taxed as a C Corporation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
As Reported
Income before income tax expense	$14,264	$17,736	$32,412	$51,597
Income tax expense	3,701	299	8,209	819
Net income	$10,563	$17,437	$24,203	$50,778

Earnings per share - Basic	$0.38	$0.97	$0.88	$2.82
Earnings per share - Diluted	$0.38	$0.97	$0.88	$2.82

Effective tax rate	25.9%	1.7%	25.3%	1.6%

Unaudited Pro Forma C Corp Equivalent
Historical income before income tax expense	N/A	$17,736	N/A	$51,597
C Corp equivalent income tax expense	N/A	4,614	N/A	13,313
C Corp equivalent net income	N/A	$13,122	N/A	$38,284

C Corp equivalent earnings per share - Basic	N/A	$0.73	N/A	$2.12
C Corp equivalent earnings per share - Diluted	N/A	$0.73	N/A	$2.12

Effective tax rate	N/A	26.0%	N/A	25.8%

N/A  Not applicable.

The C Corp equivalent effective tax rate reflects a federal income tax rate of 21% and state income tax rate of 9.5% for the three and nine months ended September 30, 2019.

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

Annualization Factor

The method used to calculate annualization factors for interim period ratios has changed from financial information previously presented. The annualization factor is now calculated using the number of days in the year divided by the number of days in the interim period. Previously, annualization factors were calculated as 4 divided by the number of quarters in the interim period, or an annualization factor of 4 for a quarterly period. The change was applied retrospectively to all periods presented and did not have a material impact on the annualized interim ratios.

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
Statement of Income Information
Total interest and dividend income	$30,238	$35,636	$93,319	$109,135
Total interest expense	1,367	2,495	4,878	7,611
Net interest income	28,871	33,141	88,441	101,524
Provision for loan losses	2,174	684	10,102	3,266
Net income after provision for loan losses	26,697	32,457	78,339	98,258
Total noninterest income	10,052	7,582	23,364	22,415
Total noninterest expense	22,485	22,303	69,291	69,076
Income before income tax expense	14,264	17,736	32,412	51,597
Income tax expense	3,701	299	8,209	819
Net income	$10,563	$17,437	$24,203	$50,778

C Corp equivalent net income (1)	N/A	$13,122	N/A	$38,284
Adjusted net income (2)	$10,755	14,343	$27,352	43,010

Net interest income (tax-equivalent basis) (2) (3)	$29,366	$33,700	$89,882	$103,299

Share and Per Share Information
Earnings per share - Diluted	$0.38	$0.97	$0.88	$2.82
C Corp equivalent earnings per share - Diluted (1)	N/A	0.73	N/A	2.12
Adjusted earnings per share - Diluted (2)	0.39	0.80	0.99	2.39

Weighted average number shares of common stock outstanding	27,457,306	18,027,512	27,457,306	18,027,512

Summary Ratios
Net interest margin *	3.39%	4.27%	3.63%	4.38%
Net interest margin (tax-equivalent basis) * (2) (3)	3.45	4.35	3.69	4.46
Yield on loans *	4.48	5.43	4.74	5.59
Yield on interest-earning assets *	3.55	4.60	3.83	4.71
Cost of interest-bearing liabilities *	0.24	0.46	0.29	0.46
Cost of total deposits *	0.11	0.29	0.16	0.29

Efficiency ratio	56.98%	53.94%	61.15%	54.86%
Efficiency ratio (tax-equivalent basis) (2) (3)	56.27	53.21	60.37	54.08

Return on average assets *	1.20%	2.16%	0.96%	2.11%
Return on average stockholders' equity *	11.83	19.84	9.30	19.69
Return on average tangible common equity * (2)	12.80	21.58	10.08	21.46

C Corp equivalent return on average assets * (1)	N/A	1.63%	N/A	1.59%
C Corp equivalent return on average stockholders' equity * (1)	N/A	14.93	N/A	14.84
C Corp equivalent return on average tangible common equity * (1) (2)	N/A	16.24	N/A	16.18

Adjusted return on average assets * (2)	1.22%	1.78%	1.08%	1.78%
Adjusted return on average stockholders' equity * (2)	12.04	16.32	10.50	16.68
Adjusted return on average tangible common equity * (2)	13.03	17.75	11.40	18.18

*       Annualized measure.

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period. No such adjustment is necessary for periods subsequent to 2019.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(3)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

N/A  Not applicable.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

For the three months ended September 30, 2020, net income was $10.6 million decreasing by $6.9 million, or 39.4%, when compared to net income for the three months ended September 30, 2019, or a decrease of $2.6 million, or 19.5%, when compared to C Corp equivalent net income for the three months ended September 30, 2019. Net income declined primarily due to lower net interest income and higher provision for loan losses. Net interest income declined by $4.3 million, primarily as a result of a lower interest rate environment. Provision for loan losses increased by $1.5 million, primarily due to the economic weakness resulting from the COVID-19 pandemic. Partially offsetting these declines was a $2.2 million increase in gains on sale of mortgage loans attributable to a strong mortgage refinancing environment and higher premiums received on mortgage loans sold.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, net income was $24.2 million decreasing by $26.6 million, or 52.3%, when compared to net income for the nine months ended September 30, 2019, or a decrease of $14.1 million, or 36.8%, when compared to C Corp equivalent net income for the nine months ended September 30, 2019. Net income declined primarily due to lower net interest income and higher provision for loan losses. Net interest income declined by $13.1 million, primarily as a result of a lower interest rate environment. Provision for loan losses increased by $6.8 million, primarily due to the economic weakness resulting from the COVID-19 pandemic. Partially offsetting these declines was a $3.7 million increase in gains on sale of mortgage loans attributable to a strong mortgage refinancing environment and higher premiums received on mortgage loans sold.

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

The following tables sets forth average balances, average yields and costs, and certain other information for the three and nine months ended September 30, 2020 and 2019. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,277,826	$25,660	4.48%	$2,191,230	$29,992	5.43%
Securities	831,120	4,499	2.15	745,532	4,967	2.64
Deposits with banks	274,022	65	0.09	136,635	662	1.93
Other	2,498	14	2.29	2,425	15	2.35
Total interest-earning assets	3,385,466	$30,238	3.55%	3,075,822	$35,636	4.60%
Allowance for loan losses	(30,221)			(22,326)
Noninterest-earning assets	157,446			149,146
Total assets	$3,512,691			$3,202,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$888,941	$123	0.05%	$812,526	$347	0.17%
Money market	479,314	96	0.08	468,139	497	0.42
Savings	493,278	37	0.03	428,447	70	0.06
Time	306,154	587	0.76	383,070	1,086	1.12
Total interest-bearing deposits	2,167,687	843	0.15	2,092,182	2,000	0.38
Securities sold under agreements to repurchase	51,686	9	0.06	35,757	17	0.18
Borrowings	1,196	1	0.47	33	—	2.40
Subordinated notes	11,976	147	4.87	—	—	—
Junior subordinated debentures issued to capital trusts	37,621	367	3.89	37,561	478	5.05
Total interest-bearing liabilities	2,270,166	$1,367	0.24%	2,165,533	$2,495	0.46%
Noninterest-bearing deposits	846,808			651,085
Noninterest-bearing liabilities	40,421			37,274
Total liabilities	3,157,395			2,853,892
Stockholders' Equity	355,296			348,750
Total liabilities and stockholders’ equity	$3,512,691			$3,202,642

Net interest income/Net interest margin (3)		$28,871	3.39%		$33,141	4.27%
Tax-equivalent adjustment (2)		495	0.06		559	0.08
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$29,366	3.45%		$33,700	4.35%
Net interest rate spread (4)			3.31%			4.14%
Net interest-earning assets (5)	$1,115,300			$910,289
Ratio of interest-earning assets to interest-bearing liabilities	1.49			1.42
Cost of total deposits			0.11%			0.29%

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,228,145	$79,144	4.74%	$2,184,263	$91,387	5.59%
Securities	740,834	13,260	2.39	779,375	15,754	2.70
Deposits with banks	283,730	873	0.41	131,209	1,948	1.99
Other	2,473	42	2.29	2,527	46	2.42
Total interest-earning assets	3,255,182	$93,319	3.83%	3,097,374	$109,135	4.71%
Allowance for loan losses	(26,288)			(21,346)
Noninterest-earning assets	156,121			147,972
Total assets	$3,385,015			$3,224,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$853,775	$536	0.08%	$821,848	$1,175	0.19%
Money market	473,647	608	0.17	455,469	1,356	0.40
Savings	467,482	157	0.04	428,865	207	0.06
Time	321,905	2,179	0.90	408,972	3,356	1.10
Total interest-bearing deposits	2,116,809	3,480	0.22	2,115,154	6,094	0.39
Securities sold under agreements to repurchase	49,183	40	0.11	39,542	48	0.16
Borrowings	1,333	2	0.19	378	7	2.61
Subordinated notes	4,021	147	4.87	—	—	—
Junior subordinated debentures issued to capital trusts	37,605	1,209	4.30	37,544	1,462	5.21
Total interest-bearing liabilities	2,208,951	$4,878	0.29%	2,192,618	$7,611	0.46%
Noninterest-bearing deposits	780,826			654,818
Noninterest-bearing liabilities	47,426			31,720
Total liabilities	3,037,203			2,879,156
Stockholders' Equity	347,812			344,844
Total liabilities and stockholders’ equity	$3,385,015			3,224,000

Net interest income/Net interest margin (3)		$88,441	3.63%		$101,524	4.38%
Tax-equivalent adjustment (2)		1,441	0.06		1,775	0.08
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$89,882	3.69%		$103,299	4.46%
Net interest rate spread (4)			3.54%			4.25%
Net interest-earning assets (5)	$1,046,231			$904,756
Ratio of interest-earning assets to interest-bearing liabilities	1.47			1.41
Cost of total deposits			0.16%			0.29%

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following tables set forth the components of loan interest income, which includes contractual interest on loans, loan fees, accretion of acquired loan discounts and net earnings on cash flow hedges:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		Yield		Yield		Yield		Yield
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$23,715	4.14%	$28,648	5.19%	$73,939	4.43%	$86,620	5.29%
Loan fees (excluding PPP loans)	904	0.16	1,007	0.18	2,847	0.18	2,584	0.16
PPP loan fees	876	0.15	—	—	1,727	0.10	—	—
Accretion of acquired loan discounts	165	0.03	304	0.05	567	0.03	2,100	0.13
Net cash flow hedge earnings	—	—	33	0.01	64	—	83	0.01
Total loan interest income	$25,660	4.48%	$29,992	5.43%	$79,144	4.74%	$91,387	5.59%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		Net Interest		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin		Margin
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$23,715	2.78%	$28,648	3.69%	$73,939	3.03%	$86,620	3.74%
Contractual interest on securities	5,972	0.70	5,858	0.75	16,558	0.68	18,513	0.80
Contractual interest on deposits with banks	65	0.01	662	0.09	873	0.04	1,948	0.08
Loan fees (excluding PPP loans)	904	0.11	1,007	0.13	2,847	0.12	2,584	0.11
PPP loan fees	876	0.10	—	—	1,727	0.07	—	—
Accretion of acquired loan discounts	165	0.02	304	0.04	567	0.02	2,100	0.09
Securities amortization, net	(1,473)	(0.17)	(891)	(0.11)	(3,298)	(0.14)	(2,759)	(0.12)
Other	14	—	48	0.01	106	0.01	129	0.01
Total interest income	30,238	3.55	35,636	4.60	93,319	3.83	109,135	4.71

Interest expense:
Contractual interest on deposits	840	0.10	1,994	0.26	3,463	0.14	6,103	0.26
Contractual interest on other interest-bearing liabilities	404	0.05	469	0.07	1,140	0.05	1,461	0.07
Other	123	0.01	32	—	275	0.01	47	—
Total interest expense	1,367	0.16	2,495	0.33	4,878	0.20	7,611	0.33
Net interest income	28,871	3.39	33,141	4.27	88,441	3.63	101,524	4.38
Tax equivalent adjustment (1)	495	0.06	559	0.08	1,441	0.06	1,775	0.08
Net interest income (tax equivalent) (1) (2)	$29,366	3.45%	$33,700	4.35%	$89,882	3.69%	$103,299	4.46%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

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

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	vs.			vs.
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$1,147	$(5,479)	$(4,332)	$1,803	$(14,046)	$(12,243)
Securities	521	(989)	(468)	(774)	(1,720)	(2,494)
Deposits with banks	345	(942)	(597)	1,204	(2,279)	(1,075)
Other	—	(1)	(1)	(1)	(3)	(4)
Total interest-earning assets	2,013	(7,411)	(5,398)	2,232	(18,048)	(15,816)

Interest-earning liabilities:
Interest-bearing deposits:
Interest-bearing demand	30	(254)	(224)	44	(683)	(639)
Money market	12	(413)	(401)	52	(800)	(748)
Savings	9	(42)	(33)	18	(68)	(50)
Time	(191)	(308)	(499)	(646)	(531)	(1,177)
Total interest-bearing deposits	(140)	(1,017)	(1,157)	(532)	(2,082)	(2,614)
Securities sold under agreements to repurchase	5	(13)	(8)	10	(18)	(8)
Borrowings	1	—	1	7	(12)	(5)
Subordinated notes	147	—	147	147	—	147
Junior subordinated debentures issued to capital trusts	1	(112)	(111)	2	(255)	(253)
Total interest-bearing liabilities	14	(1,142)	(1,128)	(366)	(2,367)	(2,733)
Change in net interest income	$1,999	$(6,269)	$(4,270)	$2,598	$(15,681)	$(13,083)

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Net interest income for the three months ended September 30, 2020 decreased $4.3 million, or 12.9%, to $28.9 million from $33.1 million for the three months ended September 30, 2019. The decrease is primarily attributable to declines in benchmark interest rates, which drove lower yields on interest-earning assets. Partially offsetting this decline were an increase in interest-earning asset balances, lower costs on deposits, and a decrease in time deposit balances.

Net interest margin decreased as well to 3.39% for the three months ended September 30, 2020 compared to 4.27% for the three months ended September 30, 2019. The decrease was primarily attributable to the decline in the average yield on earning assets. The contribution of acquired loan discount accretion to net interest income declined to $0.2 million or 2 basis points of the net interest margin, for the three months ended September 30, 2020 from $0.3 million or 4 basis points of the net interest margin, for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Net interest income for the nine months ended September 30, 2020 decreased $13.1 million, or 12.9%, to $88.4 million from $101.5 million for the nine months ended September 30, 2019. The decrease is primarily attributable to declines in benchmark interest rates, which drove lower yields on interest-earning assets. Partially offsetting this decline were an increase in interest-earning asset balances, lower costs on deposits, and a decrease in time deposit balances.

Net interest margin decreased as well to 3.63% for the nine months ended September 30, 2020 compared to 4.38% for the nine months ended September 30, 2019. The decrease was primarily attributable to the decline in the average yield on earning assets. The contribution of acquired loan discount accretion to net interest income declined to $0.6 million or 2 basis points of the net interest margin, for the nine months ended September 30, 2020 from $2.1 million or 9 basis points of the net interest margin, for the nine months ended September 30, 2019.

Additionally, the $40 million of subordinated notes issued during the third quarter of 2020 is expected to add downward pressure to net interest income and net interest margin in subsequent periods. However, the proceeds from the issuance, which were primarily invested in debt securities, provide additional regulatory capital to buffer against higher than estimated credit losses and support organic or acquisitive growth.

The quarterly net interest margins were as follows:

	2020	2019
Three months ended
March 31,	4.03%	4.50%
June 30,	3.51	4.37
September 30,	3.39	4.27
December 31,	—	4.09

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

The deterioration of economic conditions related to the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the communities that we serve. As a result, our provision for loan losses has increased, and may continue to increase, possibly materially, and adversely affect our financial condition, results of operations, and cash flows.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

The provision for loan losses was $2.2 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively. The increase in provision for loan losses was primarily due to reserve build during the three months ended September 30, 2020 related to adjustments to qualitative factors to reflect the economic weakness resulting from the COVID-19 pandemic.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

The provision for loan losses was $10.1 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in provision for loan losses was primarily due to $9.2 million of reserve build during the nine months ended September 30, 2020 related to adjustments to qualitative factors to reflect the economic weakness resulting from the COVID-19 pandemic. The remaining $0.9 million of the provision during the nine months ended September 30, 2020 was primarily due to a $0.6 million increase in specific reserves on loans individually evaluated for impairment.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change

	(dollars in thousands)
Card income	$2,146	$1,985	$161	$5,936	$5,813	$123
Service charges on deposit accounts	1,493	2,111	(618)	4,460	5,805	(1,345)
Wealth management fees	1,646	1,676	(30)	4,967	4,916	51
Mortgage servicing	724	795	(71)	2,175	2,342	(167)
Mortgage servicing rights fair value adjustment	(268)	(860)	592	(2,947)	(2,982)	35
Gains on sale of mortgage loans	3,184	992	2,192	5,855	2,177	3,678
Gains (losses) on securities	(2)	(73)	71	3	42	(39)
Gains (losses) on foreclosed assets	27	(20)	47	120	132	(12)
Gains (losses) on other assets	1	(29)	30	(71)	1,244	(1,315)
Title insurance activity	—	—	—	—	167	(167)
Other noninterest income	1,101	1,005	96	2,866	2,759	107
Total noninterest income	$10,052	$7,582	$2,470	$23,364	$22,415	$949

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Total noninterest income for the three months ended September 30, 2020 increased by $2.5 million, or 32.6%, to $10.1 million from $7.6 million for the three months ended September 30, 2019. The increase is primarily attributable to a $2.2 million increase in gains on sale of mortgage loans, attributable to a strong mortgage refinancing environment and higher premiums received on mortgage loans sold, and a less negative mortgage servicing rights fair value adjustment. Partially offsetting these increases was a $0.6 million decrease in service charges on deposit accounts.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Total noninterest income for the nine months ended September 30, 2020 increased by $1.0 million, or 4.2%, to $23.4 million from $22.4 million for the nine months ended September 30, 2019. The increase is primarily attributable to a $3.7 million increase in gains on sale of mortgage loans, attributable to a strong mortgage refinancing environment and higher premiums received on mortgage loans sold. Partially offsetting this increase were a $1.3 million decrease in service charges on deposit accounts, associated with lower overdraft incidences and fee waivers, and nonrecurring gains contained in the 2019 results, including gains on sales of First Community Title Services, Inc. and HBT insurance of $0.8 million and gains on sales of bank premises held for sale of $0.4 million.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change

	(dollars in thousands)
Salaries	$12,595	$12,303	$292	$38,023	$36,422	$1,601
Employee benefits	1,666	2,253	(587)	6,555	8,220	(1,665)
Occupancy of bank premises	1,609	1,785	(176)	5,079	5,260	(181)
Furniture and equipment	679	545	134	1,891	2,050	(159)
Data processing	1,583	1,471	112	4,841	4,023	818
Marketing and customer relations	690	801	(111)	2,551	2,837	(286)
Amortization of intangible assets	305	335	(30)	927	1,087	(160)
FDIC insurance	222	8	214	476	435	41
Loan collection and servicing	450	547	(97)	1,292	1,901	(609)
Foreclosed assets	226	196	30	403	525	(122)
Other noninterest expense	2,460	2,059	401	7,253	6,316	937
Total noninterest expense	$22,485	$22,303	$182	$69,291	$69,076	$215

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Total noninterest expense for the three months ended September 30, 2020 increased by $0.2 million, or 0.8%, to $22.5 million from $22.3 million for the three months ended September 30, 2019. Employee benefits expense declined by $0.6 million as third quarter of 2019 results included a $0.8 million charge related to the termination of the supplemental executive retirement plan (SERP) which was paid out in June 2020 and no longer affects earnings. Increased other noninterest expenses include higher legal and professional fees associated with public company costs not incurred during the three months ended September 30, 2019. Higher salaries expense was primarily driven by higher mortgage lender commissions and overtime for mortgage support personnel, as a result of increased residential mortgage origination volume.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Total noninterest expense for the nine months ended September 30, 2020 increased by $0.2 million, or 0.3%, to $69.3 million from $69.1 million for the nine months ended September 30, 2019. The decrease in employee benefits expense, primarily the result of smaller charges related to the SERP which was terminated, was mostly offset by increased salaries expense. The charge related to termination of the SERP was $1.5 million and $4.2 million during the nine months ended September 30, 2020 and 2019, respectively. The remaining $1.0 million increase in employee benefits expense was primarily related to higher medical benefit expenses. Increased other noninterest expenses include higher legal and professional fees associated with public company costs not incurred during the nine months ended September 30, 2019.

The increase in salaries expense was primarily driven by higher mortgage lender commissions and overtime for mortgage support personnel, as a result of increased residential mortgage origination volume. Partially offsetting this increase was a reduction in employee count occurred as a result of the sale of First Community Title Services, Inc. and HBT Insurance during the first quarter of 2019. Salaries and employee benefits expenses for First Community Title Services, Inc. and HBT Insurance was $0.4 million for the nine months ended September 30, 2019. There was no salaries and employee benefits expenses for First Community Title Services, Inc. or HBT Insurance subsequent to 2019.

Income Taxes

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. For additional information, see “Factors Affecting Comparability of Financial Results: S Corp Status”.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

We recorded income tax expense of $3.7 million, or 25.9% effective tax rate, during the three months ended September 30, 2020 compared to $0.3 million, or 1.7% effective tax rate, on a historical basis and $4.6 million, or 26.0% effective tax rate, on a pro forma C Corp equivalent basis during the three months ended September 30, 2019. The effective income tax rate was lower than the combined federal and state statutory rate of approximately 28.5% primarily due to tax exempt interest income.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

We recorded income tax expense of $8.2 million, or 25.3% effective tax rate, during the nine months ended September 30, 2020 compared to $0.8 million, or 1.6% effective tax rate, on a historical basis and $13.3 million, or 25.8% effective tax rate, on a pro forma C Corp equivalent basis during the nine months ended September 30, 2019. The effective income tax rate was lower than the combined federal and state statutory rate of approximately 28.5% primarily due to tax exempt interest income. Relative to the pro forma C Corp equivalent effective tax rate, the effective income tax rate decreased primarily due to tax exempt interest income making up a larger portion of pre-tax net income during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

FINANCIAL CONDITION

	September 30,	December 31,
	2020	2019	$ Change	% Change

	(dollars in thousands, except per share amounts)
Balance Sheet Information
Cash and cash equivalents	$236,724	$283,971	$(47,247)	(16.6)%
Securities available-for-sale, at fair value	814,798	592,404	222,394	37.5
Securities held-to-maturity	74,510	88,477	(13,967)	(15.8)
Equity securities	4,814	4,389	425	9.7
Loans held for sale	23,723	4,531	19,192	423.6

Loans, before allowance for loan losses	2,279,639	2,163,826	115,813	5.4
Less: allowance for loan losses	31,654	22,299	9,355	42.0
Loans, net of allowance for loan losses	2,247,985	2,141,527	106,458	5.0

Goodwill	23,620	23,620	—	—
Core deposit intangible assets, net	3,103	4,030	(927)	(23.0)
Other assets	105,946	102,154	3,792	3.7
Total assets	$3,535,223	$3,245,103	290,120	8.9

Total deposits	$3,016,661	$2,776,855	$239,806	8.6%
Securities sold under agreements to repurchase	45,438	44,433	1,005	2.3
Subordinated notes	39,218	—	39,218	NM
Junior subordinated debentures	37,632	37,583	49	0.1
Other liabilities	40,980	53,314	(12,334)	(23.1)
Total liabilities	3,179,929	2,912,185	267,744	9.2
Total stockholders' equity	355,294	332,918	22,376	6.7
Total liabilities and stockholders' equity	$3,535,223	$3,245,103	290,120	8.9

Tangible assets (1)	$3,508,500	$3,217,453	$291,047	9.0%
Tangible common equity (1)	328,571	305,268	23,303	7.6

Core deposits (1)	$2,991,927	$2,732,101	$259,826	9.5%

Share and Per Share Information
Book value per share	$12.94	$12.12
Tangible book value per share (1)	11.97	11.12

Ending number shares of common stock outstanding	27,457,306	27,457,306

Balance Sheet Ratios
Loan to deposit ratio	75.57%	77.92%
Core deposits to total deposits (1)	99.18	98.39
Stockholders' equity to total assets	10.05	10.26
Tangible common equity to tangible assets (1)	9.36	9.49

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

NM   Not meaningful

Total assets were $3.54 billion at September 30, 2020, an increase of $290.1 million, or 8.9%, from December 31, 2019, which was primarily a result of an increase in total deposits which were invested primarily in debt securities and loans. Loans, before allowance for loan losses increased $115.8 million, primarily due to the origination of PPP loans which totaled $179.7 million as of September 30, 2020. Loans held for sale increased $19.2 million, primarily due to a strong mortgage refinancing environment.

Total deposits were $3.02 billion at September 30, 2020, an increase of $239.8 million, or 8.6%, from December 31, 2019. This increase is primarily due to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers.

Core deposits to total deposits remained very high at 99.2% at September 30, 2020 compared to 98.4% at December 31, 2019, as we managed our deposit portfolio to retain higher value core deposit relationships and maintain the lowest practicable cost of funds. The loan to deposit ratio was 75.6% at September 30, 2020, decreasing from 77.9% at December 31, 2019.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	September 30, 2020		December 31, 2019
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$389,231	17.1%	$307,175	14.2%
Agricultural and farmland	235,597	10.3	207,776	9.6
Commercial real estate - owner occupied	225,345	9.9	231,162	10.7
Commercial real estate - non-owner occupied	532,454	23.4	579,757	26.8
Multi-family	199,441	8.7	179,073	8.3
Construction and land development	265,758	11.7	224,887	10.4
One-to-four family residential	308,365	13.5	313,580	14.5
Municipal, consumer, and other	123,448	5.4	120,416	5.5
Loans, before allowance for loan losses	2,279,639	100.0%	2,163,826	100.0%
Allowance for loan losses	(31,654)		(22,299)
Loans, net of allowance for loan losses	$2,247,985		$2,141,527

Loans, before allowance for loan losses (originated) (1)	$2,148,074	94.2%	$1,998,496	92.4%
Loans, before allowance for loan losses (acquired) (1)	131,565	5.8	165,330	7.6
Loans, before allowance for loan losses	$2,279,639	100.0%	$2,163,826	100.0%

PPP loans (included above)
Commercial and industrial	$168,466		$—
Agricultural and farmland	4,179		—
Municipal, consumer, and other	7,095		—
Total PPP loans	$179,740		$—

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Loans, before allowance for loan losses increased by $115.8 million, or 5.4%, to $2.28 billion as of September 30, 2020 from $2.16 billion as of December 31, 2019. The increase was primarily due to PPP loan originations during the second and third quarters of 2020. Partially offsetting this increase was a $24.6 reduction in participation loan balances and a $42.9 million reduction in balances on existing business lines of credit.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio as of September 30, 2020. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

As of September 30, 2020
		One Year Through
	One Year or Less	Five Years	After Five Years	Total

	(dollars in thousands)
Scheduled Maturities of Loans:
Commercial and industrial	$130,150	$246,472	$12,609	$389,231
Agricultural and farmland	114,017	89,741	31,839	235,597
Commercial real estate - owner occupied	27,893	134,838	62,614	225,345
Commercial real estate - non-owner occupied	71,950	334,725	125,779	532,454
Multi-family	37,760	114,453	47,228	199,441
Construction and land development	150,656	109,227	5,875	265,758
One-to-four family residential	73,436	98,233	136,696	308,365
Municipal, consumer, and other	23,512	25,240	74,696	123,448
Total	$629,374	$1,152,929	$497,336	$2,279,639

Loans Maturing After One Year:
Floating interest rates:
Repricing within one year or less				$338,890
Repricing in more than one year				83,550
Total floating interest rates				422,440
Predetermined (fixed) interest rates				1,227,825
Total loans maturing after one year				$1,650,265

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

The following table below sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	September 30, 2020	December 31, 2019

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$15,191	$19,019
Past due 90 days or more, still accruing (1)	17	30
Total nonperforming loans	15,208	19,049
Foreclosed assets	3,857	5,099
Total nonperforming assets	$19,065	$24,148

NONPERFORMING ASSETS (Originated) (2)
Nonaccrual	$10,179	$10,811
Past due 90 days or more, still accruing	17	30
Total nonperforming loans (originated)	10,196	10,841
Foreclosed assets	939	1,022
Total nonperforming (originated)	$11,135	$11,863

NONPERFORMING ASSETS (Acquired) (2)
Nonaccrual	$5,012	$8,208
Past due 90 days or more, still accruing (1)	—	—
Total nonperforming loans (acquired)	5,012	8,208
Foreclosed assets	2,918	4,077
Total nonperforming assets (acquired)	$7,930	$12,285

Allowance for loan losses	$31,654	$22,299

Loans, before allowance for loan losses	$2,279,639	$2,163,826
Loans, before allowance for loan losses (originated) (2)	2,148,074	1,998,496
Loans, before allowance for loan losses (acquired) (2)	131,565	165,330

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	1.39%	1.03%
Allowance for loan losses to nonperforming loans	208.14	117.06
Nonperforming loans to loans, before allowance for loan losses	0.67	0.88
Nonperforming assets to total assets	0.54	0.74
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.83	1.11

CREDIT QUALITY RATIOS (Originated) (2)
Nonperforming loans to loans, before allowance for loan losses	0.47%	0.54%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.52	0.59

CREDIT QUALITY RATIOS (Acquired) (2)
Nonperforming loans to loans, before allowance for loan losses	3.81%	4.96%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	5.90	7.25

(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $30 thousand and $0.1 million as of September 30, 2020 and December 31, 2019, respectively.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total nonperforming assets decreased by $5.1 million, or 21.0%, to $19.1 million as of September 30, 2020 from $24.1 million as of December 31, 2019. The decline in nonperforming loans was primarily attributable to the pay-down or pay-off of several loans, and to a lesser extent, the transfer of a few loans to foreclosed assets.

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

The following table presents TDRs by loan category.

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Commercial and industrial	$321	$867
Agricultural and farmland	—	—
Commercial real estate - owner occupied	6,506	5,746
Commercial real estate - non-owner occupied	1,373	1,427
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	473	517
Municipal, consumer, and other	—	—
Total accrual troubled debt restructurings	8,673	8,557

Commercial and industrial	78	135
Agricultural and farmland	—	283
Commercial real estate - owner occupied	145	149
Commercial real estate - non-owner occupied	—	—
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	142	191
Municipal, consumer, and other	—	—
Total nonaccrual troubled debt restructurings	365	758
Total troubled debt restructurings	$9,038	$9,315

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

A pass-watch loan is still considered a "pass" credit and is not a classified or criticized asset, but is a reflection of a borrower who exhibits credit weaknesses or downward trends warranting close attention and increased monitoring. These potential weaknesses may result in deterioration of the repayment prospects for the loan. No loss of principal or interest is expected, and the borrower does not pose sufficient risk to warrant classification.

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

As of September 30, 2020 and December 31, 2019, our risk classifications of loans were as follows:

September 30, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$365,872	$16,828	$6,531	$—	$389,231
Agricultural and farmland	200,879	19,415	15,303	—	235,597
Commercial real estate - owner occupied	183,836	27,901	13,608	—	225,345
Commercial real estate - non-owner occupied	452,942	43,941	35,571	—	532,454
Multi-family	170,134	28,418	889	—	199,441
Construction and land development	228,126	33,600	4,032	—	265,758
One-to-four family residential	284,072	11,285	13,008	—	308,365
Municipal, consumer, and other	109,542	425	13,481	—	123,448
Total	$1,995,403	$181,813	$102,423	$—	$2,279,639

December 31, 2019	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

Pass-watch loans increased $55.2 million, or 43.6% from December 31, 2019 to September 30, 2020. Additionally, substandard loans increased $30.0 million, or 41.4%, from December 31, 2019 to September 30, 2020. This downward credit migration was primarily due to current or emerging credit weaknesses exhibited by borrowers negatively impacted by the economic downturn caused by the COVID-19 pandemic.

Net Charge-offs and Recoveries

The following table sets forth activity in the allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Balance, beginning of period	$29,723	$22,542	$22,299	$20,509

Charge-offs:
Commercial and industrial	(881)	(32)	(1,690)	(315)
Agricultural and farmland	—	—	(27)	(30)
Commercial real estate - owner occupied	(39)	(216)	(39)	(382)
Commercial real estate - non-owner occupied	—	(111)	(56)	(111)
Multi-family	—	(41)	—	(41)
Construction and land development	(26)	—	(27)	(9)
One-to-four family residential	(42)	(387)	(154)	(1,026)
Municipal, consumer, and other	(90)	(150)	(466)	(522)
Total charge-offs	(1,078)	(937)	(2,459)	(2,436)

Recoveries:
Commercial and industrial	517	313	578	420
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	—	26	440	47
Commercial real estate - non-owner occupied	5	5	70	15
Multi-family	—	—	—	—
Construction and land development	198	1	216	434
One-to-four family residential	46	42	168	235
Municipal, consumer, and other	69	85	240	271
Total recoveries	835	472	1,712	1,422

Net (charge-offs) recoveries	(243)	(465)	(747)	(1,014)
Provision for loan losses	2,174	684	10,102	3,266
Balance, end of period	$31,654	$22,761	$31,654	$22,761

Net charge-offs (recoveries)	$243	$465	$747	$1,014
Net charge-offs (recoveries) - (originated) (1)	(20)	224	155	182
Net charge-offs (recoveries) - (acquired) (1)	263	241	592	832

Average loans, before allowance for loan losses	$2,277,826	$2,191,230	$2,228,145	$2,184,263
Average loans, before allowance for loan losses (originated) (1)	2,140,376	2,001,803	2,080,668	1,979,383
Average loans, before allowance for loan losses (acquired) (1)	137,450	189,427	147,477	204,880

Net charge-offs (recoveries) to average loans, before allowance for loan losses *	0.04%	0.08%	0.04%	0.06%
Net charge-offs (recoveries) to average loans, before allowance for loan losses (originated) * (1)	—	0.04	0.01	0.01
Net charge-offs (recoveries) to average loans, before allowance for loan losses (acquired) * (1)	0.76	0.50	0.54	0.54

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Net charge-offs to average total loans before allowance for loan losses have remained low during each of the three months ended September 30, 2020 and 2019. This ratio has remained low for several years, due primarily to the favorable economic conditions prior to the economic weakness resulting from the COVID-19 pandemic and our continuous credit monitoring and collection efforts.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Net charge-offs to average total loans before allowance for loan losses have remained low during each of the nine months ended September 30, 2020 and 2019. This ratio has remained low for several years, due primarily to the favorable economic conditions prior to the economic weakness resulting from the COVID-19 pandemic and our continuous credit monitoring and collection efforts.

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses by major loan categories:

	September 30, 2020		December 31, 2019
	Allowance for	Loan	Allowance for	Loan
	Loan Losses	Balances	Loan Losses	Balances

	(dollars in thousands)
Commercial and industrial	$3,894	$389,231	$4,441	$307,175
Agricultural and farmland	2,305	235,597	2,766	207,776
Commercial real estate - owner occupied	3,304	225,345	1,779	231,162
Commercial real estate - non-owner occupied	9,268	532,454	3,663	579,757
Multi-family	2,195	199,441	1,024	179,073
Construction and land development	3,717	265,758	2,977	224,887
One-to-four family residential	3,152	308,365	2,540	313,580
Municipal, consumer, and other	3,819	123,448	3,109	120,416
Total	$31,654	$2,279,639	$22,299	$2,163,826

Securities

The Company’s investment policy is established by management and approved by the board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets and consistency with our interest rate risk management strategy. As of September 30, 2020, the Company did not have any non-U.S. Treasury or non-U.S. government agency debt securities that exceeded 10% of the Company’s total stockholders’ equity.

The following table sets forth the composition, amortized cost, and fair values of debt securities:

	September 30, 2020		December 31, 2019
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(dollars in thousands)
Available-for-sale:
U.S. government agency	$100,462	$104,326	$49,113	$49,615
Municipal	232,795	240,410	131,241	133,738
Mortgage-backed:
Agency residential	220,970	226,317	198,184	200,678
Agency commercial	166,444	171,072	133,730	134,954
Corporate	70,862	72,673	72,239	73,419
Total available-for-sale	791,533	814,798	584,507	592,404
Held-to-maturity:
Municipal	26,830	28,310	45,239	46,579
Mortgage-backed:
Agency residential	14,556	15,079	19,072	19,063
Agency commercial	33,124	35,502	24,166	24,887
Total held-to-maturity	74,510	78,891	88,477	90,529
Total debt securities	$866,043	$893,689	$672,984	$682,933

We evaluate securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired. There were no other-than-temporary impairments during the three and nine months ended September 30, 2020 and 2019.

Portfolio Maturities and Yields

The composition and maturities of the debt securities portfolio as of September 30, 2020 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	September 30, 2020
			More Than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Available-for-sale:
U.S. government agency	$—	—%	$4,544	2.20%	$71,029	1.92%	$24,889	1.38%	$100,462	1.80%
Municipal	27,122	2.46	50,261	2.54	83,988	2.07	71,424	2.00	232,795	2.19
Mortgage-backed:
Agency residential	—	—	4,533	2.14	75,264	2.23	141,173	1.09	220,970	1.50
Agency commercial	4,746	2.68	58,086	2.62	41,327	1.97	62,285	1.91	166,444	2.20
Corporate	9,640	2.32	30,295	2.91	28,927	4.30	2,000	4.50	70,862	3.44
Total available-for-sale	41,508	2.45	147,719	2.62	300,535	2.27	301,771	1.52	791,533	2.06
Held-to-maturity:
Municipal	747	2.34	14,702	3.44	10,490	3.68	891	3.76	26,830	3.51
Mortgage-backed:
Agency residential	—	—	—	—	—	—	14,556	2.35	14,556	2.35
Agency commercial	—	—	5,329	2.51	16,759	2.60	11,036	2.89	33,124	2.68
Total held-to-maturity	747	2.34	20,031	3.19	27,249	3.02	26,483	2.62	74,510	2.92
Total debt securities	$42,255	2.45%	$167,750	2.69%	$327,784	2.34%	$328,254	1.61%	$866,043	2.13%

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

The following tables set forth the distribution of average deposits, by account type:

	Three Months Ended September 30,						Percent
	2020			2019			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$846,808	28.1%	—%	$651,085	23.7%	—%	30.1%
Interest-bearing demand	888,941	29.5	0.05	812,526	29.6	0.17	9.4
Money market	479,314	15.9	0.08	468,139	17.1	0.42	2.4
Savings	493,278	16.3	0.03	428,447	15.6	0.06	15.1
Total non-maturity deposits	2,708,341	89.8	0.04	2,360,197	86.0	0.15	14.8
Time	306,154	10.2	0.76	383,070	14.0	1.12	(20.1)
Total deposits	$3,014,495	100.0%	0.11%	$2,743,267	100.0%	0.29%	9.9%

	Nine Months Ended September 30,						Percent
	2020			2019			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$780,826	26.9%	—%	$654,818	23.6%	—%	19.2%
Interest-bearing demand	853,775	29.5	0.08	821,848	29.7	0.19	3.9
Money market	473,647	16.4	0.17	455,469	16.4	0.40	4.0
Savings	467,482	16.1	0.04	428,865	15.5	0.06	9.0
Total non-maturity deposits	2,575,730	88.9	0.07	2,361,000	85.2	0.16	9.1
Time	321,905	11.1	0.90	408,972	14.8	1.10	(21.3)
Total deposits	$2,897,635	100.0%	0.16%	$2,769,972	100.0%	0.29%	4.6%

*      Annualized measure.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

The average balances of non-maturity deposits increased 14.8% from the three months ended September 30, 2019 to the three months ended September 30, 2020, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 20.1% decline in the average balances of time deposits, which resulted in a 9.9% increase in average balances of total deposits from the three months ended September 30, 2019 to the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

The average balances of non-maturity deposits increased 9.1% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 21.3% decline in the average balances of time deposits, which resulted in a 4.6% increase in average balances of total deposits from the nine months ended September 30, 2019 to the nine months ended September 30, 2020.

The following table sets forth time deposits by remaining maturity as of September 30, 2020:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$40,581	$43,082	$58,356	$63,773	$205,792
Amounts of $100,000 but less than $250,000	15,868	13,729	23,640	24,144	77,381
Amounts of $250,000 or more	8,183	6,353	6,703	3,495	24,734
Total time deposits	$64,632	$63,164	$88,699	$91,412	$307,907

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the Federal Home Loan Bank of Chicago (FHLB). Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. There were no outstanding federal funds purchased or FHLB borrowings at September 30, 2020 and December 31, 2019. Funds obtained from federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total amount of the remaining credit available to the Banks from the FHLB at September 30, 2020 and December 31, 2019 was $337.0 million and $343.8 million, respectively.

As of September 30, 2020, management believed adequate liquidity existed to meet all projected cash flow obligations of the Banks. As of September 30, 2020, the Banks had no material commitments for capital expenditures.

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

Due to state banking laws, neither Bank may declare dividends in any calendar year in an amount that would exceed the accumulated retained earnings of such Bank after giving effect to any unrecognized losses and bad debts without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by a Bank to the Company would be prohibited if the effect thereof would cause a Bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended September 30, 2020 and 2019, the Banks paid $6.7 million and $10.9 million, in dividends to the Company, respectively. During the nine months ended September 30, 2020 and 2019, the Banks paid $17.6 million and $60.0 million, in dividends to the Company, respectively. Additionally, the private placement of $40 million of subordinated notes completed on September 3, 2020 significantly bolstered the cash reserves at the holding company.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and interest payments on the subordinated notes and junior subordinated debentures. During the three months ended September 30, 2020 and 2019, holding company operating expenses consisted of interest expense of $0.5 million and $0.5 million, respectively, and other operating expenses of $0.6 million and $0.3 million, respectively. During the nine months ended September 30, 2020 and 2019, holding company operating expenses consisted of interest expense of $1.4 million and $1.5 million, respectively, and other operating expenses of $2.0 million and $0.9 million, respectively. As of September 30, 2020, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of September 30, 2020, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company. As of September 30, 2020, the Company had no material commitments for capital expenditures.

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

As of September 30, 2020 and December 31, 2019, the Company and the Banks met all capital adequacy requirements to which they were subject. As of those dates, the Banks were “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Banks for the dates indicated, the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	September 30,	December 31,	With Capital	Prompt Corrective
	2020	2019	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	16.81%	14.54%	10.50%	N/A
Heartland Bank	14.52	14.02	10.50	10.00%
State Bank of Lincoln	19.16	17.58	10.50	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.98%	13.64%	8.50%	N/A
Heartland Bank	13.27	13.12	8.50	8.00%
State Bank of Lincoln	17.91	16.50	8.50	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	12.52%	12.15%	7.00%	N/A
Heartland Bank	13.27	13.12	7.00	6.50%
State Bank of Lincoln	17.91	16.50	7.00	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	10.04%	10.38%	4.00	N/A
Heartland Bank	9.77	10.25	4.00	5.00%
State Bank of Lincoln	9.82	9.82	4.00	5.00

(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

Cash Dividends

The below table summarizes the cash dividends paid by quarter for nine months ended September 30, 2020 and the year ended December 31, 2019.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$4,119	$4,119	$4,118	$—	$12,356
Restricted stock unit dividend equivalent	11	11	11	—	33
Total cash dividends	$4,130	$4,130	$4,129	$—	$12,389

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$2,704	$2,704	$2,704	$—	$8,112
Tax	6,094	7,048	6,662	—	19,804
Special	27,041	—	—	169,999	197,040
Total cash dividends	$35,839	$9,752	$9,366	$169,999	$224,956

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

During the first, second, and third quarters of 2020, the Company announced quarterly cash dividends of $0.15 per share.

Stock Repurchase Program

On November 2, 2020, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $15 million of its common stock. The stock repurchase program will be in effect until December 31, 2021 with the timing of purchases and number of shares repurchased dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program may be suspended or discontinued at any time without notice.

OFF-BALANCE SHEET ARRANGEMENTS

As financial services providers, the Banks routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Banks. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of September 30, 2020 and December 31, 2019, there were no reserves for unfunded commitments. For additional information, see “Note 18 – Commitments and Contingencies” to the consolidated financial statements.

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

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net income	$10,563	$17,437	$24,203	$50,778
C Corp equivalent adjustment (2)	—	(4,315)	—	(12,494)
C Corp equivalent net income (2)	10,563	13,122	24,203	38,284
Adjustments:
Net earnings (losses) from closed or sold operations, including gains on sale (1)	—	(3)	—	533
Charges related to termination of certain employee benefit plans	—	(845)	(1,457)	(4,161)
Mortgage servicing rights fair value adjustment	(268)	(860)	(2,947)	(2,982)
Total adjustments	(268)	(1,708)	(4,404)	(6,610)
Tax effect of adjustments	76	487	1,255	1,884
Less adjustments after tax effect	(192)	(1,221)	(3,149)	(4,726)
Adjusted net income	$10,755	$14,343	$27,352	$43,010

Average assets	$3,512,691	$3,202,642	$3,385,015	$3,224,000

Return on average assets *	1.20%	2.16%	0.96%	2.11%
C Corp equivalent return on average assets * (2)	N/A	1.63	N/A	1.59
Adjusted return on average assets *	1.22	1.78	1.08	1.78

*       Annualized measure.

(1)	Closed or sold operations include HB Credit Company, HBT Insurance, and First Community Title Services, Inc.
(2)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent income tax expense for such period. No such adjustment is necessary for periods subsequent to 2019.

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

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$10,563	$17,437	$24,203	$50,778
Earnings allocated to unvested restricted stock units (1)	(28)	—	(62)	—
Numerator for earnings per share - basic and diluted	$10,535	$17,437	$24,141	$50,778

C Corp equivalent net income (3)	N/A	$13,122	N/A	$38,284
Earnings allocated to unvested restricted stock units (1)(3)	N/A	—	N/A	—
Numerator for C Corp equivalent earnings per share - basic and diluted (3)	N/A	$13,122	N/A	$38,284

Adjusted net income	$10,755	$14,343	$27,352	$43,010
Earnings allocated to unvested restricted stock units (1)	(28)	—	(69)	—
Numerator for adjusted earnings per share - basic and diluted	$10,727	$14,343	$27,283	$43,010

Denominator:
Weighted average common shares outstanding	27,457,306	18,027,512	27,457,306	18,027,512
Dilutive effect of outstanding restricted stock units (2)	—	—	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,457,306	18,027,512	27,457,306	18,027,512

Earnings per share - Basic	$0.38	$0.97	$0.88	$2.82
Earnings per share - Diluted	$0.38	$0.97	$0.88	$2.82

C Corp equivalent earnings per share - Basic (3)	N/A	$0.73	N/A	$2.12
C Corp equivalent earnings per share - Diluted (3)	N/A	$0.73	N/A	$2.12

Adjusted earnings per share - Basic	$0.39	$0.80	$0.99	$2.39
Adjusted earnings per share - Diluted	$0.39	$0.80	$0.99	$2.39

(1)	The Company has granted restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.
(2)	Restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents during the three and nine months ended September 30, 2020. There were no restricted stock units outstanding during the three and nine months ended September 30, 2019.
(3)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent income tax expense for such period. No such adjustment is necessary for periods subsequent to 2019.

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

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$28,871	$33,141	$88,441	$101,524
Tax-equivalent adjustment (1)	495	559	1,441	1,775
Net interest income (tax equivalent basis) (1)	$29,366	$33,700	$89,882	$103,299

Net interest margin (tax equivalent basis)
Net interest margin *	3.39%	4.27%	3.63%	4.38%
Tax-equivalent adjustment * (1)	0.06	0.08	0.06	0.08
Net interest margin (tax equivalent basis) * (1)	3.45%	4.35%	3.69%	4.46%

Average interest-earning assets	$3,385,466	$3,075,822	$3,255,182	$3,097,374

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

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

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$22,485	$22,303	$69,291	$69,076
Less: amortization of intangible assets	305	335	927	1,087
Adjusted noninterest expense	$22,180	$21,968	$68,364	$67,989

Net interest income	$28,871	$33,141	$88,441	$101,524
Total noninterest income	10,052	7,582	23,364	22,415
Operating revenue	38,923	40,723	111,805	123,939
Tax-equivalent adjustment (1)	495	559	1,441	1,775
Operating revenue (tax-equivalent basis) (1)	$39,418	$41,282	$113,246	$125,714

Efficiency ratio	56.98%	53.94%	61.15%	54.86%
Efficiency ratio (tax equivalent basis) (1)	56.27	53.21	60.37	54.08

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

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

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$355,294	$332,918
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	3,103	4,030
Tangible common equity	$328,571	$305,268

Tangible Assets
Total assets	$3,535,223	$3,245,103
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	3,103	4,030
Tangible assets	$3,508,500	$3,217,453

Total stockholders' equity to total assets	10.05%	10.26%
Tangible common equity to tangible assets	9.36	9.49

Ending number shares of common stock outstanding	27,457,306	27,457,306

Book value per share	$12.94	$12.12
Tangible book value per share	11.97	11.12

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

Reconciliation of Non-GAAP Financial Measure – Adjusted Return on Average Stockholders’ Equity and Adjusted Return on Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$355,296	$348,750	$347,812	$344,844
Less: Goodwill	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	3,284	4,561	3,589	4,924
Average tangible common equity	$328,392	$320,569	$320,603	$316,300

Net income	$10,563	$17,437	$24,203	$50,778
C Corp equivalent net income (1)	N/A	13,122	N/A	38,284
Adjusted net income	10,755	14,343	27,352	43,010

Return on average stockholders' equity *	11.83%	19.84%	9.30%	19.69%
C Corp equivalent return on average stockholders' equity * (1)	N/A	14.93	N/A	14.84
Adjusted return on average stockholders' equity *	12.04	16.32	10.50	16.68

Return on average tangible common equity *	12.80%	21.58%	10.08%	21.46%
C Corp equivalent return on average tangible common equity * (1)	N/A	16.24	N/A	16.18
Adjusted return on average tangible common equity *	13.03	17.75	11.40	18.18

*       Annualized measure.

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent income tax expense for such period. No such adjustment is necessary for periods subsequent to 2019.

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

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Core Deposits
Total deposits	$3,016,661	$2,776,855
Less: time deposits of $250,000 or more	24,734	44,754
Less: brokered deposits	—	—
Core deposits	$2,991,927	$2,732,101

Core deposits to total deposits	99.18%	98.39%

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

The following table sets forth, as of September 30, 2020 and December 31, 2019, the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
September 30, 2020
+400	$103,843	27.9%	$24,960	22.1%	$45,243	42.9%
+300	67,814	18.2	19,440	17.2	35,536	33.7
+200	21,180	5.7	13,216	11.7	24,738	23.5
+100	(21,398)	(5.7)	6,500	5.7	12,759	12.1
Flat	—	—	—	—	—	—
(100)	20,514	5.5	(2,111)	(1.9)	(4,036)	(3.8)

December 31, 2019
+400	$200,797	37.8%	$28,585	23.5%	$35,711	30.0%
+300	165,809	31.2	22,265	18.3	28,128	23.7
+200	122,859	23.1	15,413	12.6	19,788	16.6
+100	68,303	12.8	8,061	6.6	10,550	8.9
Flat	—	—	—	—	—	—
(100)	(106,615)	(20.1)	(12,878)	(10.6)	(17,568)	(14.8)

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Coronavirus disease 2019, known as COVID-19, which has been identified as a pandemic by the World Health Organization, is causing worldwide health concerns as well as significant economic disruption in the United States and globally. In March 2020, U.S. President Trump declared a public health and national emergency due to COVID-19, which resulted in mandatory stay-at-home orders in most U.S. states, including Illinois. The associated impacts have had, are currently having, and may for some time continue to have a destabilizing and negative effect on U.S. and global financial and capital markets and have caused significant disruption in global, national, and local economic and business activity.

Although the Banks have been deemed essential businesses and have maintained business operations since the beginning of the COVID-19 pandemic, the ultimate extent of the impact of the pandemic on our business, cash flows, financial condition, liquidity, results of operations, customer confidence, profitability and growth prospects will depend on continuing and future developments related to the virus, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic, and governmental, regulatory and private sector actions and responses taken to contain or prevent further spread. Continued deterioration in general business and economic conditions, including extended closure of non-essential businesses, further increases in unemployment rates, or turbulence in U.S. or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. These and other potential impacts of the COVID-19 pandemic could therefore materially and adversely affect our business, revenue, operations, financial condition, liquidity, results of operations and prospects. If the response and efforts to contain COVID-19 prove to be unsuccessful, any such material adverse effects may be exacerbated.

Due in large part to actions taken by the Federal Reserve to lower interest rates in response to the severe financial market reaction to the COVID-19 pandemic, market interest rates have declined significantly. We expect that these reductions in interest rates, especially if prolonged, will adversely affect our net interest income, margins and profitability. Our assets and liabilities may be significantly impacted by changes in interest rates.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has and is likely to continue to disrupt the business, activities, and operations of our customers and, cause a decline in demand for our products and services, including loans and deposits, which may result in a significant decrease in business and could negatively impact our results of operations, our liquidity position, our growth strategy and our ability to make payments under our subordinated note and junior subordinated debenture obligations as they become due. Our financial results could also be impacted due to an inability of our customers to meet their loan commitments because of their losses associated with impacts of the virus, and could result in an increased risk of loan delinquencies, defaults, foreclosures, declining collateral values and a general inability of our borrowers to repay their loans. In addition, the financial and other information we receive from and about our customers that we rely on in extending or renewing credit and monitoring our loan portfolio may have changed significantly and no longer be accurate, which could affect our ability to timely and accurately manage our credit risk.  Any or all of these factors could necessitate an increase in our allowance for loan losses, which would negatively impact our earnings and results of operations. Moreover, current and future governmental actions may temporarily require us to conduct business related to foreclosures, repossessions, payments, deferrals and other customer-related transactions differently, which may result in an increase in expenses and a decrease in net income.

Our workforce has been, and may continue to be, impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and customers, including requiring face coverings and appropriate social distancing, but no assurance can be given that our actions will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service over an extended period of time. The continued spread of the virus and social distancing mandate could also negatively impact the availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers and continue to grow our business, which could negatively affect our reputation. Our business continuity plan and the efforts we have taken to adapt our work and business to the current environment has resulted in, and will continue to require us to incur, increased expenses.

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

4.1

Form of 4.50% Fixed-to-Floating Rate Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-39085), filed with the Commission on September 3, 2020).

10.1

Subordinated Note Purchase Agreement, dated September 3, 2020, by and among HBT Financial, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-39085), filed with the Commission on September 3, 2020).

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

HBT FINANCIAL, INC.

November 6, 2020	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)