Form 10-K
period 2020-12-31
HBT Financial, Inc.
filed 2021-03-12
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

◻     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39085

HBT Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1117216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 North Hershey Road Bloomington, Illinois 61704	(888) 897-2276
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HBT	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $128.7 million, determined using a per share closing price for the registrant’s common stock on that date of $13.33, as quoted on The Nasdaq Global Select Market.

As of February 28, 2021, there were 27,411,281 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of HBT Financial, Inc. to be filed within 120 days of December 31, 2020.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings and liquidity. Forward looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	time and effort necessary to resolve nonperforming assets and the loans modified or deferred as a result of the impact of the COVID-19 pandemic;
●	the length and severity of the COVID-19 pandemic, and the effects of the COVID-19 pandemic, including the impact of the pandemic on our operations and the operations of our customers and the communities that we serve;
●	environmental liability associated with our lending activities;
●	the effects of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, and our loan originations, and our modeling estimates relating to interest rate changes;
●	changes in and uncertainty related to benchmark interest rates used to price our loans, including the expected elimination of LIBOR;
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from the Bank, pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to attract and retain skilled employees or changes in our management personnel;
●	any failure or interruption of our information and communications systems;
●	our ability to identify and address cybersecurity risks;
●	the effects of the failure of any component of our business infrastructure provided by a third party;
●	our ability to keep pace with technological changes;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States generally or in Illinois in particular;
●	the geographic concentration of our operations in the State of Illinois;
●	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to attract and retain customer deposits;
●	our ability to maintain the Bank’s reputation;
●	severe weather, natural disasters, pandemics, acts of war or terrorism or other external events;
●	possible impairment of our goodwill and other intangible assets;
●	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
●	our prior status as an S Corp;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;

●	market perceptions associated with certain aspects of our business;
●	the one-time and incremental costs of operating as a standalone public company;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of Sarbanes-Oxley; and
●	damage to our reputation from any of the factors described above, in Part I, Item 1A “Risk Factors”, Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations", or elsewhere in this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

HBT Financial, Inc. (the “Company”), a Delaware corporation incorporated in 1982, is a bank holding company headquartered in Bloomington, Illinois that has elected to be regulated as a financial holding company. As of December 31, 2020, we had total assets of $3.7 billion, loans held for investment of $2.2 billion, and total deposits of $3.1 billion. Through our bank subsidiary, Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”), we provide a comprehensive suite of business, commercial and retail banking products and services to consumers, businesses, and municipal entities throughout Central and Northeastern Illinois. The Company’s common stock is traded on the Nasdaq exchange under the symbol “HBT.”

The roots of our Company can be traced back to 1920 when M.B. Drake, the grandfather of our current Chairman and CEO, Fred Drake, helped found a community bank in Cornland, Illinois. The Drake family operated several banks throughout Central Illinois, and eventually, in 1982, George Drake (M.B.'s son and Fred's father) incorporated the Company as one of the first multi-bank holding companies in Illinois. Since that time, we have grown both organically and through the successful integration of more than a dozen community bank acquisitions.

The foundation for our success has been built upon a steadfast commitment to our core operating principles:

●	Prioritize safety and soundness. We engage in safe and sound banking practices that preserve the asset quality of our balance sheet and protect our deposit base.
●	Maintain strong profitability. We have produced consistently strong earnings – before, during, and since the 2008-2009 financial crisis.
●	Continue disciplined growth. We have a strong track record of organic and acquisitive growth with our seasoned senior management team.
●	Uphold our Midwestern values. We convey the values of the Midwest through hard work, perseverance and doing the right things. We serve our customers well; provide employment, challenges and rewards for our staff; and generate good returns for our stockholders.

PRODUCTS AND SERVICES

Our products and services are primarily deposit, lending, and ancillary products that offer a broad range of options to meet the needs of consumers, businesses, and municipal entities. We continue to enhance our digital banking suite of products so that all consumer and commercial customers can do their banking at their convenience, through their channels of choice.

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

C&I and Owner-occupied CRE

We make loans to a wide variety of businesses with no material concentration in any one industry. C&I loans primarily include loans for working capital and equipment needs. Owner-occupied CRE primarily includes amortizing first mortgage loans on properties occupied by our C&I customers. We focus on small and middle market businesses in the communities that we serve.

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

Wealth Management

Our wealth management division provides financial planning to consumers, trusts and estates; trustee and custodial services; investment management; corporate retirement plan consulting and administration; and retail brokerage services. Further, our agriculture services department operates under our wealth management division and provides farm management services and brokers farmland sales and crop insurance throughout our markets.

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

MERGER OF STATE BANK OF LINCOLN INTO HEARTLAND BANK

On October 20, 2020, Heartland Bank and State Bank of Lincoln, both wholly-owned bank subsidiaries of the Company on that date, entered into a Bank Merger Agreement providing for the merger of State Bank of Lincoln into Heartland Bank. The merger was consummated on December 31, 2020, resulting in Heartland Bank being our sole bank subsidiary, with the branch locations in Lincoln, Illinois operating as “State Bank of Lincoln, a division of Heartland Bank and Trust Company.”

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

Maintain a Prudent Approach to Credit Underwriting

Robust underwriting and pricing standards have been a hallmark of the Company and continue to serve as a central tenet of our banking strategy even as we grow our loan portfolio in newer markets. We intend to prudently deploy our excess funding and liquidity into assets that optimize risk-adjusted returns with minimal losses. Further, we believe our history of maintaining strong asset quality and minimal levels of problem assets even through the Great Recession confirms the effectiveness of our strong credit underwriting.

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

HUMAN CAPITAL RESOURCES

Employees

At December 31, 2020, we had 747 full-time equivalent employees. Our employees are not represented by a collective bargaining unit, and we consider our working relationship with our employees to be good. At December 31, 2020, our average tenure was 9.1 years.

Employee Engagement and Retention

We recognize that the fulfillment of our mission requires attracting, developing, and retaining a diverse group of highly qualified employees. To support these objectives, our human resources programs are designed to identify, reward, and recognize excellent performance and loyalty. We utilize regular employee engagement surveys to seek feedback on a variety of topics, including but not limited to, confidence in Company leadership, competitiveness of compensation and benefits, career growth opportunities, corporate culture, and communications. We provide a variety of employee recognition programs and an open, social work environment that encourages employees be engaged and inclusive.

We understand the importance of offering employees a career path and career development opportunities. By doing so, we are well-positioned to retain our talent, support our communities, and produce needed results. We provide required and self-directed job and career development training to cultivate talent throughout the Company, from entry-level to leadership.

Compensation & Benefits

To attract and retain high-performing, skilled individuals, we offer competitive base pay and benefits. Utilizing various industry specific compensation surveys and member associations, we analyze pay practices for jobs and job families on a regular basis to ensure we remain competitive in the markets we operate and to maintain internal pay equity.

To support the well-being of our employees and their families, we provide access to a variety of flexible and convenient healthcare programs for physical and mental health, long-term and short-term disability, paid time off, and a Company-matched 401(k) plan.

In response to the COVID-19 pandemic and complying with federal, state, and local guidelines, we enhanced cleaning protocols and other safety measures at all locations, enabled work from home for many employees, and adjusted branch services to ensure a safe environment. Benefit changes were made to enhance coverage for employees during the pandemic, including waiving costs associated with testing and treatment, as well as expanding telehealth services. Additional paid time off was granted to all employees specifically for COVID-19 related issues, including childcare, to limit financial hardships. We also elected not to eliminate any positions during 2020 due to the pandemic.

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

We continue to see increased competitive pressures on loan rates and terms and increased competition for deposit customers. Continued loan pricing pressure may affect our financial results in the future.

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

SUPERVISION AND REGULATION

We and the Bank are subject to extensive supervision, regulation and examination under federal and state banking laws, which impose a comprehensive system of supervision, regulation and enforcement on our operations. We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934 (the “Exchange Act”), both as administered by the SEC, as well as the corporate governance rules that apply to companies with securities listed on the Nasdaq.

Banking laws, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition, federal and state bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. This regulatory framework has a significant effect on our growth and financial performance and is intended primarily for the protection of bank depositors, bank customers, the Deposit Insurance Fund (the “DIF”), the U.S. banking and financial system and financial markets as a whole, and not for the protection of our stockholders and creditors.

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

The following discussion describes certain elements of the comprehensive bank regulatory framework applicable to us, which descriptions are qualified in their entirety by reference to the subject laws, regulations and written guidance. This discussion is not intended to describe all laws and regulations applicable to us and  the Bank.

General

We are a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”), subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We have elected to be regulated as a financial holding company, although we currently do not conduct any non-banking activities or have any non-bank subsidiaries. Heartland Bank is chartered as a commercial bank under the laws of Illinois with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and is not a member of the Federal Reserve System. Consequently, the primary banking regulators of the Bank are the FDIC and the Illinois Department of Financial and Professional Regulations (the “IDFPR”). As the owner of an Illinois-chartered bank, we also are subject to the supervision of the IDFPR.

We and the Bank are subject to regular examination by our respective banking regulators, which result in examination reports and ratings that can impact the conduct and growth of our operations. Examination results and many related supervisory matters are confidential. These examinations consider compliance with applicable banking laws and regulations, capital levels, asset quality and risk, ability and performance of management, earnings, liquidity, and various other factors.

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

Federal law requires us, as a bank holding company, to act as a source of financial and managerial strength to the Bank. Under this requirement, we are expected to commit resources to support the Bank, even if we may not be in a financial position to provide such resources or if it may not be in our stockholders' or creditors' best interests to do so. In the event of our bankruptcy, any commitment by us to a banking agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

As an Illinois-chartered commercial bank, the Bank’s business is generally limited to activities permitted by Illinois law and applicable federal laws. Under the Illinois Banking Act, the Bank generally may engage in all usual banking activities, including accepting deposits, making commercial and consumer loans and buying and selling certain investment securities. However, Illinois law also imposes restrictions on the activities of the Bank which are intended to promote their safety and soundness. For example, the Bank is restricted under the Illinois Banking Act from investing in certain types of investment securities and is generally limited in the amount that it can lend to a single borrower or invest in securities issued by a single issuer.

Acquisitions and Branching

The BHCA, Section 18(c) of the Federal Deposit Insurance Act (the "Bank Merger Act"), the Illinois Banking Act, the Illinois Bank Holding Company Act and other federal and state statutes regulate acquisitions of banks and bank holding companies. Federal law permits state and national banks to merge with banks in other states, subject to applicable regulatory approvals, deposit concentration limits, and any state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years). We must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, we will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank or bank holding company (other than directly through the Bank) or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, banking agencies consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the CRA, the applicant's compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an application in connection with an acquisition, or to prohibit any further acquisition activity of a bank or bank holding company, whether or not approval is required.

Illinois state-chartered banks have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Under federal law, the Bank may, with the approval of the FDIC, open a branch in any state if the law of that state would permit a state bank chartered in that state to establish the branch.

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

Dividends, Share Repurchases and Redemptions

We are a legal entity separate and distinct from our subsidiaries and, because substantially all of our net income comes from the Bank, our ability to pay dividends or repurchase or redeem shares depends upon our receipt of dividends or other distributions from the Bank. There are limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its stockholders, under applicable banking laws and regulations.

Federal banking agencies are authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, the banking agencies have stated that paying dividends that deplete a banking organization's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. Under the Basel III Capital Rules, the Company and the Bank must maintain the applicable Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions, including dividends. For more information on these financial measures at the Company and Heartland Bank, see Note 21 to our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

As an Illinois-chartered bank, the Bank, may pay dividends without the approval of its banking regulators only if it meets applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed an amount equal to the accumulated retained earnings of the Bank after giving effect to any unrecognized losses and bad debts. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection.

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

Regulatory Capital Requirements

The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the IDFPR monitor the capital adequacy of the Bank. The Company and the Bank are required to maintain minimum capital ratios, as well as a capital conservation buffer, pursuant to final rules approved by federal bank regulators (the

"Basel III Capital Rules") based on the Basel III framework set forth by the Basel Committee on Banking Supervision (the "Basel Committee") as well as certain provisions of the Dodd-Frank Act.

Under the Basel III Capital Rules, the Company and the Bank are required to have minimum capital ratios of (i) Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of at least 4.5%, (ii) Tier 1 capital to risk-weighted assets of at least 6.0%, (iii) total capital to risk-weighted assets of at least 8.0%, and (iv) Tier 1 capital to average assets (known as the “leverage ratio”) of at least 4.0%.

In addition to meeting the minimum capital requirements, the Company and the Bank must also maintain the required capital conservation buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios.

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

In order to be considered well capitalized, the Bank must maintain minimum capital ratios of (i) CET1 capital to risk-weighted assets of at least 6.5%, (ii) Tier 1 capital to risk-weighted assets of at least 8.0%, (iii) total capital to risk-weighted assets of at least 10.0%, and (iv)  leverage ratio of at least 5.0%. A banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company's or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.

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

As of December 31, 2020, the Bank qualified as “well capitalized”.

Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W impose qualitative standards and quantitative limitations upon certain transactions between FDIC-insured banks, such as the Bank, and its affiliates, including between a bank and its holding company. Transactions covered by these provisions include a loan or extension of credit to an affiliate, a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from an affiliate, derivative transactions that create a credit exposure to an affiliate, securities borrowing and lending transactions with an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All such transactions with any one affiliate cannot exceed 10% of the bank's total capital, and all such transactions with all affiliates cannot exceed 20% of the bank's total capital. However, if the transaction is a loan or other extension of credit that is fully secured by cash or other prescribed and limited types of collateral in a segregated, earmarked deposit account, it will not be counted for purposes of the 10% and 20% thresholds. In addition, such transactions must be on terms that are at least as favorable to the bank as those that it could obtain in a comparable transaction with a non-affiliate.

The Federal Reserve's Regulation O also places similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, to their directors, executive officers and principal stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.

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

In addition, the banking agencies adopted regulations that authorize, but do not require, the agencies to order an institution that has been given notice that it is not satisfying the safety and soundness guidelines to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the banking agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of the FDIA described above. If an institution fails to comply with such an order, the banking agency may seek to enforce its order in judicial proceedings and to impose civil money penalties. The banking agencies have also adopted guidelines for asset quality and earning standards. State-chartered banks, including the Bank, may also be subject to a state's statutes, regulations and guidelines relating to safety and soundness.

Source of Strength

The Company is required to serve as a source of financial and managerial strength to the Bank and, under appropriate conditions, to commit resources to support the Bank. This support may be required by the Federal Reserve at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of the Company or our stockholders or creditors. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company's ability to commit resources to such subsidiary bank.

Under these requirements, the Company may in the future be required to provide financial assistance to the Bank should it experience financial distress. Capital loans by the Company to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of the Company's bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Deposit Insurance, Depositor Preference and Assessments

The deposits of the Bank are insured by the DIF up to the standard maximum deposit insurance amount of $250,000 per depositor. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If contested, such terminations can only occur following judicial review through the federal courts.

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

The Bank must pay deposit insurance assessments to the FDIC based on average total assets minus average tangible equity, among other factors. As an institution with less than $10 billion in total assets, the assessments for the Bank are based on the level of risk it poses to the FDIC's deposit insurance fund. Pursuant to changes adopted by the FDIC that were effective July 1, 2016, the initial base rate for deposit insurance is between three and 30 basis points. Total base assessments after possible adjustments now range between 1.5 and 40 basis points. For established smaller institutions, like Heartland Bank, supervisory ratings are used to calculate a total base assessment rate, along with an initial base assessment rate, an unsecured debt adjustment (which can be positive or negative), and a brokered deposit adjustment. The Dodd-Frank Act also set a new minimum deposit insurance fund reserve ratio of 1.35% of estimated insured deposits by 2020, which was surpassed ahead of schedule in 2018.

In addition to the amounts paid for FDIC deposit insurance described above, all Illinois state-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets.

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

The CFPB also has exclusive supervisory and examination authority and primary enforcement authority with respect to various federal consumer financial laws and regulations for insured depository institutions with $10 billion or more in total assets. Because the Bank currently has less than $10 billion in total assets, the Bank is not subject to the examination and supervisory authority of the CFPB, but are nevertheless required to comply with various federal consumer financial laws and regulations, including laws and regulations implemented by the CFPB. The FDIC is primarily responsible for examining the Bank’s compliance with federal consumer financial laws and regulations, including CFPB regulations. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

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

Data privacy and data security are areas of increasing state legislative focus. Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require the Bank to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require the Bank to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

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

The SEC has also issued guidance on public company cybersecurity disclosures as well as ways for companies to enhance their cybersecurity preparedness and operational resiliency. Any SEC guidelines would be in addition to notification and disclosure requirements under state and federal banking law and regulations.

Lending Standards Guidance and Concentrations in Commercial Real Estate

The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators' Interagency Guidelines for Real Estate Lending Policies.

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

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), which the FDIC and the other banking regulators have indicated will be significantly updated and revised, the Bank has an affirmative and continuing obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities.

In connection with its examination of the Bank, the FDIC is required to assess the Bank's compliance with the CRA. The CRA requires the appropriate federal banking agency to take an insured depository institution's CRA record into account when evaluating certain applications filed by us or the Bank, including applications for charters, branch openings or relocations and applications to acquire, merge or consolidate with another bank or bank holding company. The CRA also requires that all institutions publicly disclose their CRA ratings. The Bank received a rating of "satisfactory" in its most recently completed CRA examination.

Federal Home Loan Bank Membership

The Bank is a member of the FHLB System, an organization created under the Federal Home Loan Bank Act of 1932 to serve as a central credit facility for its members through eleven U.S. government-sponsored banks, including the FHLB of Chicago. The FHLB of Chicago makes loans to member banks in the form of advances, all of which are required to be fully collateralized, as determined by the FHLB of Chicago. In the event that a member financial institution fails, the right of the FHLB of Chicago to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors. To qualify for membership in the FHLB System, and to be eligible to borrow funds from such Federal Home Loan bank under the FHLB System's advance program, the Bank is required to hold a certain amount of common stock in one of the Federal Home Loan banks. There is no secondary market for the FHLB of Chicago 's common stock, but additional purchases from, or repurchases by, the FHLB of Chicago may occur under prescribed circumstances. Specifically, the board of directors of the FHLB of Chicago can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLB of Chicago depends entirely upon the occurrence of future events, we are unable to determine the extent of future required potential payments to the FHLB of Chicago at this time.

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

Incentive Compensation

The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations, such as the Company and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including the Company and the Bank, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. Also pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies.

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

SUMMARY

Risk Factor	Description
COVID-19 Pandemic

The COVD-19 pandemic and the associated economic slowdown has adversely affected our business operations, our financial results, and the financial condition of our borrowers and counterparties. The duration, severity, and ultimate impact of the COVID-19 pandemic remain unknown at this time.

Credit Risks	Borrowers or counterparties may be unable or unwilling to repay their obligations to us in accordance with the underlying contractual terms which could lead to unexpected losses.
Interest Rate Risks	Fluctuations in interest rates may reduce our earnings or the value of our financial instruments.
Reference Rate Reform

We have financial instruments – including loans, securities, debt, and interest rate swaps – that include LIBOR as a “benchmark” or “reference rate”. The expected phase-out of LIBOR after 2021 may adversely impact the value of, return on, and market for our LIBOR-based financial instruments or lead to disputes or litigation with counterparties.

Liquidity Risks	An inability to obtain liquid funds at a reasonable price to timely meet our financial obligations may have a material adverse impact on our operations and jeopardize our business.
Technology and Cybersecurity Risks	Our business is highly dependent upon secure and uninterrupted information technology systems. A disruption or breach to these systems may have a material adverse impact on our business.
Legal and Regulatory Compliance Risks	The banking industry is highly regulated. Failure to comply with the laws and regulations to which we are subject, or changes in them, may adversely impact us.
Business Strategy

Our strategy of pursuing growth via suitable acquisitions exposes us to heightened operational risks and could have a material adverse impact on our financial condition, results of operations, and growth prospects.

Ownership of Our Common Stock	Our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016, has significant influence over us, and its interests could conflict with those of our other stockholders.
External Risks	Adverse changes in the economic conditions, particularly such changes in the Illinois markets we operate, may adversely impact our borrowers and our business.

RISK RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic is adversely affecting us, our business, employees, customers, counterparties and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects is uncertain.

The COVID-19 pandemic (“COVID-19”) is causing significant economic disruption in the United States and globally. COVID-19 has resulted in varying mitigation guidelines, such as stay-at-home orders and restrictions on non-essential businesses, the effects of which have had, are currently having, and may continue to have an adverse impact on global, national, and local economic and business activity.

Although the Bank has been deemed an essential business and has maintained business operations since the beginning of the COVID-19 pandemic, the ultimate extent of the impact of the pandemic on our business, cash flows, financial condition, liquidity, results of operations, customer confidence, profitability and growth prospects will depend on continuing and future developments related to the virus, which are highly uncertain and cannot be predicted. Continued deterioration in general business and economic conditions, including extended closure of non-essential businesses, further increases in unemployment rates, or turbulence in U.S. or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, revenue, operations, financial condition, liquidity, results of operations and prospects. If the COVID-19 pandemic is prolonged or intensifies due to the emergence of additional viral strains or otherwise, any such material adverse effects may be exacerbated.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has and is likely to continue to disrupt the business, activities, and operations of our customers and, cause a decline in demand for our products and services, including loans and deposits. This may result in a significant decrease in business and could negatively impact our results of operations, our liquidity position, our growth strategy and our ability to make payments under our subordinated note and junior subordinated debenture obligations as they become due. Our financial results could also be impacted due to an inability of our customers to meet their loan commitments because of their losses associated with impacts of the virus, and could result in an increased risk of loan delinquencies, defaults, foreclosures, declining collateral values and a general inability of our borrowers to repay their loans. In addition, the financial and other information we receive from and about our customers that we rely on in extending or renewing credit and monitoring our loan portfolio may have changed significantly and no longer be accurate, which could affect our ability to timely and accurately manage our credit risk.  Any or all of these factors could necessitate an increase in our allowance for loan losses, which would negatively impact our earnings and results of operations. Moreover, current and future governmental actions may temporarily require us to conduct business related to foreclosures, repossessions, payments, deferrals and other customer-related transactions differently, which may result in an increase in expenses and a decrease in net income.

Our workforce has been, and may continue to be, impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and customers, but no assurance can be given that our actions will be adequate or appropriate. The continued spread of the virus, and the associated mitigation guidelines, could also negatively impact the availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us. This could adversely impact our ability to deliver products and services to our customers, opportunities to continue to grow our business, and could negatively affect our reputation. Our business continuity plan and the efforts we have taken to adapt our work and business to the current environment has resulted in, and will continue to require us to incur, increased expenses.

As a participating lender in the PPP, we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some of or all PPP loan guarantees.

The Coronavirus Relief and Economic Security Act (the “CARES Act”) initiated the Paycheck Protection Program (the “PPP”) under the Small Business Administration (“SBA”). The PPP was designed to help small businesses maintain their workforce during the COVID-19 pandemic by providing forgivable loans, and we assisted our customers in participating in the program. We understand that these loans are fully guaranteed by the U.S. government and believe the majority of these loans will be forgiven. However, in the event of a loss resulting from a default on a PPP loan or a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already been paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that contacted the Bank regarding obtaining PPP loans with respect to the processes and procedures we used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition, and results of operations.

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

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.

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

Commercial and regulatory CRE loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our operating commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial or regulatory CRE loans could have a material adverse impact on our financial condition and results of operations.

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

Our loan portfolio includes loans to agricultural producers and loans secured by farmland. In addition, our commercial loan portfolio includes loans to farm implement dealerships, grain elevators and other businesses that provide products and services to agricultural producers. We also provide farm management advice, engage in farm sale services and arrange for crop insurance. Our agriculture loans generally consist of (i) real estate loans secured by farmland, (ii) crop input loans primarily focused on corn and soybeans and (iii) equipment financing for specific agriculture equipment. Decreases in commodity prices may negatively affect both the cash flows of the borrowers and the value of the collateral supporting such loans, and could decrease the fees from our other agricultural services. Although we attempt to account for the possibility of such commodity price fluctuations in underwriting, structuring and monitoring our agriculture loans, there is no guarantee that our efforts will be successful and we may experience increased delinquencies or defaults in this portfolio or be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

Our agricultural loans are dependent on the profitable operation and management of the farmland securing the loan and its cash flows. The success of our agricultural loans may be affected by many factors outside the control of the borrower, including:

●	adverse weather conditions (such as hail, drought and floods), restrictions on water supply or other conditions that prevent the planting of a crop or limit crop yields, or that affect crop harvesting;
●	loss of crops or livestock due to disease or other factors;
●	declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;
●	increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);
●	adverse changes in interest rates, currency exchange rates, agricultural land values or other factors that may affect delinquency levels and credit losses on agricultural loans;
●	the impact of government policies and regulations (including changes in price supports, subsidies, government-sponsored crop insurance, minimum ethanol content requirements for gasoline, tariffs, trade barriers and health and environmental regulations);
●	access to technology and the successful implementation of production technologies; and
●	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.

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

Additionally, an increase in interest rates may, among other things, reduce the demand for loans, increase the cost of deposit and wholesale funding, reduce our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may, among other things, increase prepayments on our loan and securities portfolios and result in a decrease in our net interest margin, negatively impacting our results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

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

In addition, we evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

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

RISKS RELATED TO REFERENCE RATE REFORM

We may be adversely impacted by the transition from LIBOR as a reference rate.

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

We have issued fixed-to-floating subordinated notes which include the Secured Overnight Financing Rate (SOFR) as the reference rate during the floating rate period. SOFR differs fundamentally from, and may not be a comparable substitute for, LIBOR.

In June 2017, the Alternative Reference Rates Committee (the "ARRC") convened by the Federal Reserve and the Federal Reserve Bank of New York (FRBNY) announced SOFR as its recommended alternative to t LIBOR. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. For example, SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

LIQUIDITY RISKS

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

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and our regulatory requirements, and to fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to capital, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

Loss of customer deposits could increase our funding costs.

We rely on deposits as a low cost and stable source of funding. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our business, financial condition, and results of operations.

TECHNOLOGY AND CYBERSECURITY RISKS

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our customers, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

We also face risks related to cyber-attacks and other security breaches in connection with debit card and credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including retailers and payment processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could affect us through no fault of our own. In some cases, we may have exposure and suffer losses for breaches or attacks relating to them, including costs to replace compromised debit and credit cards and to address fraudulent transactions.

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our digital banking systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security may also occur through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, a number of developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. These developments include increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries and vulnerabilities in third-party technologies (including browsers and operating systems).

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

Our use of third-party vendors for certain information systems is subject to increasingly demanding regulatory requirements and attention by our bank regulators. Regulatory guidance requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. Our regulators may hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

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

LEGAL AND REGULATORY COMPLIANCE RISKS

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition, results of operations and future prospects.

As a bank holding company, we and our subsidiaries are subject to extensive examination, supervision and comprehensive regulation under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the DIF and the overall financial stability of the United States, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the FDIC and the IDFPR. The banking laws and regulations applicable to us govern a variety of matters, including, among other things, the types of business activities in which we and our subsidiaries can engage; permissible types, amounts and terms of loans and investments we may make; the maximum interest rate that we may charge; the amount of reserves we must hold against deposits we take; the types of deposits we may accept; maintenance of adequate capital and liquidity; changes in the control of us and the Bank; restrictions on dividends or other capital distributions; and establishment of new offices or branches. These requirements may constrain our operations or require us to obtain approval from our regulators before engaging in certain activities, with no assurance that such approvals may be obtained, either in a timely manner or at all. Also, the burden imposed by those federal and state regulations may place banks in general at a competitive disadvantage compared to their non-bank competitors.

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

Effective October 11, 2019, the Company revoked its S Corp status and became a taxable entity (C Corp) that is subject to U.S. federal income tax. If the unaudited, open tax years in which we were an S Corp are audited by the Internal Revenue Service (the "IRS") and we are determined not to have qualified for, or to have violated, our S Corp status, we will be obligated to pay back taxes, interest and penalties. The amounts that we would be obligated to pay could include tax on all of our taxable income while we were an S Corp. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

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

Future legislative or regulatory change could impose higher capital standards on us or the Bank. The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The Federal Reserve may require us to commit capital resources to support the Bank.

Federal law requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks, and to commit resources to support such subsidiary banks. Under the "source of strength" doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the Company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection into the Bank could be more difficult and expensive to obtain and could have an adverse effect on our business, financial condition and results of operations.

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

The Federal Reserve (with respect to us) and the FDIC and the IDFPR (with respect to the Bank) periodically examine our business, including our compliance with applicable laws and regulations. These regulatory agencies have extremely broad discretion in their interpretation of regulations and laws, and in their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, lending practices, investment practices, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Future consumer legislation or regulation could harm our performance and competitive position.

The Dodd-Frank Act established the CFPB as an independent federal agency that has broad rulemaking authority over consumer financial products and services for all financial institutions, including deposit products, residential mortgages, home-equity loans and credit cards. In addition, the CFPB also has exclusive supervisory and examination authority and primary enforcement authority with respect to various federal consumer financial laws and regulations for insured depository institutions with more than $10 billion in total consolidated assets. The Bank is not subject to the examination and supervisory authority of the CFPB because it has less than $10 billion in total assets, but it is required to comply with the rules and regulations issued by the CFPB. The FDIC has the primarily responsible for supervising and examining the Bank’s compliance with federal consumer financial laws and regulations, including CFPB regulations. See "Supervision and Regulation—Consumer Financial Protection" for additional information.

In addition to the enactment of the Dodd-Frank Act, various state and local legislative bodies have adopted or have been considering augmenting their existing framework governing consumers’ rights. These considerations could also be impacted by the recent changes in federal administration. Such legislative or regulatory changes to consumer financial laws and regulations could result in changes to our pricing, practices, products and procedures; increases in our costs related to regulatory oversight, supervision and examination; or result in remediation efforts and possible penalties. We may be required to add additional compliance personnel or incur other significant compliance-related expenses to meet the demands of these consumer protection laws. We cannot predict whether new legislation or regulation will be enacted and, if enacted, the effect that it would have on our activities, financial condition, or results of operations.

We are subject to numerous laws and regulations designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act of 1977 ("CRA") requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of their entire communities, including low and moderate income areas. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See "Supervision and Regulation—Community Reinvestment Act".

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

Financial institutions are required under the USA PATRIOT Act of 2001 and the BSA to develop programs to prevent financial institutions from being used for money-laundering, terrorist financing and other illicit activities. Financial institutions are also obligated to file suspicious activity reports with the Office of Financial Crimes Enforcement Network ("FinCEN") of the U.S. Department of the Treasury ("Treasury") if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, FinCEN  requires financial institutions to enhance their Customer Due Diligence programs, including verifying the identity of beneficial owners of qualifying business customers. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, but these policies may not be effective to provide such compliance. If we violate these laws and regulations, or our policies, procedures and systems are deemed deficient, we could face severe consequences, including sanctions, fines, regulatory actions and reputational consequences. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As an institution with deposits insured by the FDIC, the Bank is assessed a quarterly deposit insurance premium. The failure of banks nationwide during the financial crisis significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The Bank could be required to pay significantly higher premiums or additional special assessments if, among other reasons, future bank failures deplete the DIF. This would adversely affect the Bank’s earnings, thereby reducing its availability of funds to pay dividends to us.

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

RISKS RELATED TO OUR BUSINESS STRATEGY

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

Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or issue debt or additional equity. In addition to the general risks associated with any growth plans, acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

●	the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;
●	inaccuracies in the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution. If the actual results fall short or exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected;
●	the ability to finance an acquisition and possible dilution to existing stockholders;
●	compliance and legal risks associated with acquiring unfamiliar customers, products and services, and branches in new geographical markets; and
●	risks associated with integrating the operations and personnel of the acquired business in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues resulting from any loss of customers.

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

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. In addition, it has yet to be seen what impact the recent changes in federal administration will have on the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") and certain proposed regulations. Currently, there is a regulatory freeze until new department or regulatory agency heads have an opportunity to review and approve new rules, and depending on whether certain rules are ultimately published in the Federal Register. As a result, certain large bank holding companies could more aggressively pursue expansion, including through acquisitions. This competition could increase prices for potential acquisitions, which could reduce our potential returns and reduce the attractiveness of these opportunities to us.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016, has significant influence over us, and its interests could conflict with those of our other stockholders.

As of December 31, 2020, our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016 (“the Voting Trust”), owned approximately 62.7% of the outstanding shares of our common stock and its trustee is our Chairman and Chief Executive Officer. As a result, the Voting Trust is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The Voting Trust may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As of the date of this report, the Voting Trust controls a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain stock exchange corporate governance requirements, including:

●	the requirement that a majority of the board of directors consists of independent directors;
●	the requirement that nominating and corporate governance matters be decided solely by independent directors; and
●	the requirement that executive and officer compensation matters be decided solely by independent directors.

Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Our ability to continue to pay dividends to our stockholders is restricted by applicable laws and regulations and by the ability of our subsidiaries to pay dividends to us.

Holders of our common stock are only entitled to receive such cash dividends as our board, in its sole discretion, may declare out of funds legally available for such payments. Any decision to declare and pay dividends will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, our general liquidity needs, and other factors that our board deems relevant. As a bank holding company, our ability to declare and pay dividends to our stockholders is subject to certain banking laws, regulations, and policies, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. In addition, we are a separate legal entity, and, accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from the Bank. The ability of the Bank to make distributions or pay dividends to us is subject to its earnings, financial condition, and liquidity needs, as well as federal and state laws, regulations, and policies applicable to the Bank, which limit the amount the Bank can pay as dividends or other capital distributions to us. Finally, our ability to pay dividends to our stockholders, or the Bank’s ability to pay dividends or other distributions to us, may be limited by covenants in any financing arrangements that we or the Bank may enter into in the future. See "Dividend Policy" and "Supervision and Regulation—Dividends and Share Repurchases."

As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, future dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

We cannot guarantee that we will be able to pay dividends to our stockholders, or that the board of directors of the Bank will be able to or will elect to pay dividends to us, nor can we guarantee the timing or amount of any such dividends actually paid. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Our restated certificate of incorporation and amended and restated bylaws will contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:

●authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
●prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders, if the Voting Trust ceases to own more than 35% of our outstanding common stock;
●provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
●establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●prohibit stockholders from calling special meetings of stockholders.

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

Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; pandemics, such as COVID-19; severe weather; acts of terrorism or war; or a combination of these or other factors.

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

Many of the loans in our portfolio are secured by real estate as a primary or secondary component of collateral, with substantially all of these real estate loans concentrated in the State of Illinois. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers. Cook County, in particular, has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and land development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

HBT Financial and Heartland Bank’s headquarters are located at 401 North Hershey Road, Bloomington, Illinois. The Company owns these headquarters, and it also owns or leases other facilities, such as banking centers of Heartland Bank, for business operations.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Record

HBT Financial, Inc.’s common stock is listed on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “HBT.”

As of February 28, 2021, HBT Financial, Inc. had approximately 36 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends

During 2020, we paid quarterly cash dividends of $0.15 per share on our common stock. We expect to continue our policy of paying quarterly cash dividends. Our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Issuer Purchases of Equity Securities

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

The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2020:

			Total Number	Approximate
			of Shares	Dollar Value of Shares
			Purchased as	That May Yet be
	Total Number	Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	Per Share	or Programs	(in thousands)
October 1 - 31, 2020	—	$—	—	$—
November 1 - 30, 2020	—	—	—	15,000
December 1 - 31, 2020	—	—	—	15,000
Total	—	$—	—	$15,000

Unregistered Sales of Equity Securities

None.

Stock Performance Graph

The performance graph and table below compares the cumulative total return on the Company’s common stock from October 11, 2019 (the date of the Company’s initial public offering and listing on the Nasdaq) through December 31, 2020, with the cumulative total return of: (a) the Russell 2000 Index which reflects a broad equity market index, and (b) the S&P 600 Small Cap Bank Index and (c) the ABA Nasdaq Community Bank Index which reflect published industry or line-of-business indexes. Beginning with this annual report, we are including the S&P 600 Small Cap Bank Index in our comparison of cumulative total return. This index will replace the ABA Nasdaq Community Bank Index in future filings because the ABA Nasdaq Community Bank Index is not available from our service provider. The performance graph and table assume an initial investment of $100 and reinvestment of dividends. Returns are presented on a total return basis.

	October 11,	December 31,	December 31,
Index	2019	2019	2020
HBT Financial, Inc.	$100.00	$122.20	$101.97
Russell 2000 Index	100.00	110.36	130.62
S&P 600 Small Cap Bank Index	100.00	110.27	100.90
ABA Nasdaq Community Bank Index	100.00	110.44	98.69

The performance graph and table represent past performance and should not be considered to be an indication of future performance. The information in the preceding paragraph, stock performance graph, and table shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

ITEM 6.SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the results of operations and financial condition of the Company for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, and other financial information included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016

Statement of Income Information	(dollars in thousands, except per share data)
Total interest and dividend income	$124,065	$143,735	$137,432	$127,593	$127,705
Total interest expense	6,460	9,935	7,990	6,595	6,604
Net interest income	117,605	133,800	129,442	120,998	121,101
Provision for loan losses	10,532	3,404	5,697	3,139	6,434
Net income after provision for loan losses	107,073	130,396	123,745	117,859	114,667
Total noninterest income	34,456	32,751	31,240	33,171	39,354
Total noninterest expense	91,956	91,026	90,317	94,057	94,434
Income before income tax expense	49,573	72,121	64,668	56,973	59,587
Income tax expense	12,728	5,256	869	870	1,041
Net income	$36,845	$66,865	$63,799	$56,103	$58,546
C Corp equivalent net income (2)	N/A	$53,372	$48,297	$37,294	$39,249
Adjusted net income (1)	$39,734	57,427	50,252	39,758	39,054

Net interest income (tax-equivalent basis) (1)	$119,548	$136,109	$132,103	$126,525	$126,569

Share and Per Share Information
Earnings per share - Diluted	$1.34	$3.33	$3.54	$3.10	$3.24
C Corp equivalent earnings per share - Diluted (2)	N/A	2.66	2.68	2.06	2.17
Adjusted earnings per share - Diluted (1)	1.44	2.86	2.78	2.20	2.16

Book value per share	$13.25	$12.12	$18.88	$17.92	$18.05
Tangible book value per share (1)	12.29	11.12	17.27	16.23	16.25
Closing stock price	15.15	18.99	N/A	N/A	N/A

Ending number shares of common stock outstanding	27,457,306	27,457,306	18,027,512	18,070,692	18,070,692
Weighted average number shares of common stock outstanding	27,457,306	20,090,270	18,047,332	18,070,692	18,053,600

Summary Ratios
Net interest margin	3.54%	4.31%	4.16%	3.83%	3.87%
Net interest margin (tax-equivalent basis) (1)	3.60	4.38	4.25	4.01	4.04
Yield on loans	4.69	5.51	5.35	5.09	5.17
Yield on interest-earning assets	3.74	4.63	4.42	4.04	4.08
Cost of interest-bearing liabilities	0.29	0.45	0.36	0.29	0.28
Cost of total deposits	0.14	0.29	0.21	0.17	0.18

Efficiency ratio	59.66%	53.80%	55.24%	59.77%	57.49%
Efficiency ratio (tax-equivalent basis) (1)	58.91	53.06	54.34	57.70	55.60

Return on average assets	1.07%	2.07%	1.96%	1.69%	1.76%
Return on average stockholders' equity	10.51	19.58	19.32	16.58	16.93
Return on average tangible common equity	11.38	21.35	21.24	18.29	18.75

C Corp equivalent return on average assets (2)	N/A	1.65%	1.49%	1.12%	1.18%
C Corp equivalent return on average stockholders' equity (2)	N/A	15.63	14.63	11.02	11.35
C Corp equivalent return on average tangible common equity (2)	N/A	17.04	16.08	12.16	12.57

Adjusted return on average assets (1)	1.15%	1.78%	1.55%	1.20%	1.17%
Adjusted return on average stockholders' equity (1)	11.33	16.81	15.22	11.75	11.29
Adjusted return on average tangible common equity (1)	12.28	18.34	16.73	12.96	12.51

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016

Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$312,451	$283,971	$186,879	$165,683	$238,741
Securities available-for-sale, at fair value	922,869	592,404	679,526	769,571	687,120
Securities held-to-maturity	68,395	88,477	121,715	129,322	140,254
Equity securities	4,844	4,389	3,261	3,203	3,145
Loans held for sale	14,713	4,531	2,800	4,863	7,826

Loans, before allowance for loan losses	2,247,006	2,163,826	2,144,257	2,115,946	2,106,515
Allowance for loan losses	(31,838)	(22,299)	(20,509)	(19,765)	(19,708)
Loans, net of allowance for loan losses	2,215,168	2,141,527	2,123,748	2,096,181	2,086,807

Goodwill	23,620	23,620	23,620	23,620	23,620
Core deposit intangible assets, net	2,798	4,030	5,453	7,012	8,928
Other assets	101,709	102,154	102,567	113,420	120,683
Total Assets	$3,666,567	$3,245,103	$3,249,569	$3,312,875	$3,317,124

Total deposits	$3,130,534	$2,776,855	$2,795,970	$2,855,685	$2,877,181
Securities sold under agreements to repurchase	45,736	44,433	46,195	37,838	39,081
Borrowings	—	—	—	29,000	4,000
Subordinated notes	39,238	—	—	—	—
Junior subordinated debentures	37,648	37,583	37,517	37,451	37,386
Other liabilities	49,494	53,314	29,491	28,985	33,230
Total Liabilities	3,302,650	2,912,185	2,909,173	2,988,959	2,990,878
Total Stockholders' Equity	363,917	332,918	340,396	323,916	326,246
Total Liabilities and Stockholders' Equity	$3,666,567	$3,245,103	$3,249,569	$3,312,875	$3,317,124

Loans, before allowance for loan losses (originated) (1)	$2,126,323	$1,998,496	$1,923,859	$1,825,129	$1,689,186
Loans, before allowance for loan losses (acquired) (1)	120,683	165,330	220,398	290,817	417,329

Core deposits (1)	$3,103,847	$2,732,101	$2,759,095	$2,812,855	$2,839,109

Credit Quality Ratios
Allowance for loan losses to loans, before allowance for loan losses	1.42%	1.03%	0.96%	0.93%	0.94%
Allowance for loan losses to nonperforming loans	319.66	117.06	128.88	89.43	88.62
Nonperforming loans to loans, before allowance for loan losses	0.44	0.88	0.74	1.04	1.06
Nonperforming assets to total assets	0.39	0.74	0.78	1.17	1.16
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.63	1.11	1.18	1.81	1.81
Net charge-offs to average loans, before allowance for loan losses	0.04	0.07	0.23	0.15	0.23

Balance Sheet Ratios
Loan to deposit ratio	71.78%	77.92%	76.69%	74.10%	73.21%
Core deposits to total deposits (1)	99.15	98.39	98.68	98.50	98.68
Total stockholders' equity to total assets	9.93	10.26	10.48	9.78	9.84
Tangible common equity to tangible assets (1)	9.27	9.49	9.67	8.94	8.94

Regulatory Capital Ratios (Company)
Total capital (to risk weighted assets)	17.40%	14.54%	14.99%	14.40%	14.54%
Tier 1 capital (to risk weighted assets)	14.55	13.64	14.17	13.58	13.72
Common Equity Tier 1 capital (to risk weighted assets)	13.06	12.15	12.71	12.09	12.21
Tier 1 capital (to average assets)	9.94	10.38	10.80	9.94	9.93

(1)	See “Non-GAAP Financial Information” below for reconciliation of non-GAAP financial measures to their most comparable GAAP financial measures.
(2)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such year.
N/A	Not applicable.

SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data is presented in the following tables.

	Three Months Ended 2020
	December	September	June	March

Statement of Income Information	(dollars in thousands, except per share data)
Total interest and dividend income	$30,746	$30,238	$30,361	$32,720
Total interest expense	1,582	1,367	1,453	2,058
Net interest income	29,164	28,871	28,908	30,662
Provision for loan losses	430	2,174	3,573	4,355
Net income after provision for loan losses	28,734	26,697	25,335	26,307
Total noninterest income	11,092	10,052	8,060	5,252
Total noninterest expense	22,665	22,485	23,499	23,307
Income before income tax expense	17,161	14,264	9,896	8,252
Income tax expense	4,519	3,701	2,477	2,031
Net income	$12,642	$10,563	$7,419	$6,221

Earnings per share - Basic	$0.46	$0.38	$0.27	$0.23
Earnings per share - Diluted	$0.46	$0.38	$0.27	$0.23
Weighted average number shares of common stock outstanding	27,457,306	27,457,306	27,457,306	27,457,306

	Three Months Ended 2019
	December	September	June	March

Statement of Income Information	(dollars in thousands, except per share data)
Total interest and dividend income	$34,600	$35,636	$36,550	$36,949
Total interest expense	2,324	2,495	2,619	2,497
Net interest income	32,276	33,141	33,931	34,452
Provision for loan losses	138	684	1,806	776
Net income after provision for loan losses	32,138	32,457	32,125	33,676
Total noninterest income	10,336	7,582	7,346	7,487
Total noninterest expense	21,950	22,303	24,561	22,212
Income before income tax expense	20,524	17,736	14,910	18,951
Income tax expense	4,437	299	305	215
Net income	$16,087	$17,437	$14,605	$18,736

Earnings per share - Basic	$0.61	$0.97	$0.81	$1.04
Earnings per share - Diluted	$0.61	$0.97	$0.81	$1.04
Weighted average number shares of common stock outstanding	26,211,282	18,027,512	18,027,512	18,027,512

C Corp Equivalent Information (1)
Historical income before income tax expense	$20,524	$17,736	$14,910	$18,951
C Corp equivalent income tax expense	5,436	4,614	3,784	4,915
C Corp equivalent net income	$15,088	$13,122	$11,126	$14,036

C Corp equivalent earnings per share - Basic	$0.58	$0.73	$0.62	$0.78
C Corp equivalent earnings per share - Diluted	$0.58	$0.73	$0.62	$0.78

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such year.

NON-GAAP FINANCIAL INFORMATION

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with GAAP. Management believes that it is a standard practice in the banking industry to present these non-GAAP financial measures, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP; nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures below.

Non-GAAP Financial Measure	Definition	How the Measure Provides Useful Information to Investors
Adjusted Net Income
●
Net income, with the following adjustments:
-
adds additional C Corp equivalent tax expense for periods prior to October 11, 2019,
-
excludes net earnings (losses) from closed or sold operations,
-
excludes charges related to termination of certain employee benefit plans,
-
excludes certain non-cash charges such as impairment losses related to the closure of branches and a nonrecurring charge related to an employee benefits policy change,
-
excludes expenses related to terminated FDIC Indemnification agreements,
-
excludes realized gains (losses) on sales of securities,
-
excludes mortgage servicing rights fair value adjustment, and
-
the income tax effect of these pre-tax adjustments.

●
Enhances comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects.
●
We also sometimes refer to ratios that include Adjusted Net Income, such as:
-
Adjusted Return on Average Assets, which is Adjusted Net Income divided by average assets.
-
Adjusted Return on Average Equity, which is Adjusted Net Income divided by average equity.
-
Adjusted Earnings Per Share - Basic, which is Adjusted Net Income allocated to common shares divided by weighted average common shares outstanding.
-
Adjusted Earnings Per Share – Diluted, which is Adjusted Net Income allocated to common shares divided by weighted average common shares outstanding, including all dilutive potential shares.

Net Interest Income (Tax Equivalent Basis)	● Net interest income adjusted for the tax-favored status of tax-exempt loans and securities. (1)
●
We believe the tax equivalent basis is the preferred industry measurement of net interest income.
●
Enhances comparability of net interest income arising from taxable and tax-exempt sources.
●
We also sometimes refer to Net Interest Margin (Tax Equivalent Basis), which is Net Interest Income (Tax Equivalent Basis) divided by average interest-earning assets.

Efficiency Ratio (Tax Equivalent Basis)	● Noninterest expense less amortization of intangible assets divided by the sum of net interest income (tax equivalent basis) and noninterest income. (1)
●
Provides a measure of productivity in the banking industry.
●
Calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue.

(1)	Tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.50% during the years ended December 31, 2020, 2019 and 2018, a federal tax rate of 35% and state income tax rate of 8.63% for the year ended December 31, 2017, and a federal tax rate of 35% and state income tax rate of 7.75% for the year ended December 31, 2016.

Non-GAAP Financial Measure	Definition	How the Measure Provides Useful Information to Investors
Tangible Common Equity to Tangible Assets	● Tangible Common Equity is total stockholders’ equity less goodwill and other intangible assets. ● Tangible Assets is total assets less goodwill and other intangible assets.
●
Generally used by investors, our management, and banking regulators to evaluate capital adequacy.
●
Facilitates comparison of our earnings with the earnings of other banking organization with significant amounts of goodwill or intangible assets.
●
We also sometimes refer to ratios that include Tangible Common Equity, such as:
-
Tangible Book Value Per Share, which is Tangible Common Equity divided by shares of common stock outstanding.
-
Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-
Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	● Total deposits, excluding: - Time deposits of $250,000 or more, and - Brokered deposits	● Provides investors with information regarding the stability of the Company’s sources of funds. ● We also sometimes refer to the ratio of Core Deposits to total deposits.
Originated Loans and Acquired Loans
●
Originated Loans represent loans initially originated by the Company and acquired loans that were refinanced using the Company’s underwriting criteria.
●
Acquired Loans represent loans originated under the underwriting criteria used by a bank that was acquired by the Company.

●
Provides investors and our management with information regarding the credit quality of loans underwritten using the Company’s policies and procedures.
●
We also sometimes refer to ratios that include Originated Loans and Acquired Loans, such as:
-
Net Charge-offs to Average Loans (Originated and Acquired).
-
Nonperforming Loans to Loans, Before Allowance for Loan Losses (Originated and Acquired).
-
Nonperforming Assets to Loans, Before Allowance for Loan losses and Foreclosed Assets (Originated and Acquired).

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except share and per share data)
Net income	$36,845	$66,865	$63,799	$56,103	$58,546
C Corp equivalent adjustment (2)	—	(13,493)	(15,502)	(18,809)	(19,297)
C Corp equivalent net income (2)	36,845	53,372	48,297	37,294	39,249
Adjustments:
Net earnings (losses) from closed or sold operations, including gains on sale (1)	—	524	(822)	1,712	1,043
Charges related to termination of certain employee benefit plans	(1,457)	(3,796)	—	—	—
Impairment losses related to closure of branches	—	—	—	(1,936)	—
Nonrecurring charge related to an employee benefits policy change	—	—	—	(1,336)	—
Expenses related to FDIC Indemnification assets and liabilities	—	—	—	(999)	(1,021)
Realized gains (losses) on sales of securities	—	—	(2,541)	(1,275)	106
Mortgage servicing rights fair value adjustment	(2,584)	(2,400)	629	(315)	197
Total adjustments	(4,041)	(5,672)	(2,734)	(4,149)	325
Tax effect of adjustments	1,152	1,617	779	1,685	(130)
Less adjustments after tax effect	(2,889)	(4,055)	(1,955)	(2,464)	195
Adjusted net income	$39,734	$57,427	$50,252	$39,758	$39,054

Average assets	$3,447,500	$3,233,386	$3,247,598	3,320,239	3,325,483

Return on average assets	1.07%	2.07%	1.96%	1.69%	1.76%
C Corp equivalent return on average assets (2)	N/A	1.65	1.49	1.12	1.18
Adjusted return on average assets	1.15	1.78	1.55	1.20	1.17

(1)	Closed or sold operations include HB Credit Company, HBT Insurance, and First Community Title Services, Inc.
(2)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such year.

N/A  Not applicable.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$36,845	$66,865	$63,799	$56,103	$58,546
Earnings allocated to unvested restricted stock units (1)	(93)	—	—	—	—
Numerator for earnings per share - basic and diluted	$36,752	$66,865	$63,799	$56,103	$58,546

C Corp equivalent net income (3)	N/A	$53,372	$48,297	$37,294	$39,249
Earnings allocated to unvested restricted stock units (1)(3)	N/A	—	—	—	—
Numerator for C Corp equivalent earnings per share - basic and diluted (3)	N/A	$53,372	$48,297	$37,294	$39,249

Adjusted net income	$39,734	$57,427	$50,252	$39,758	$39,054
Earnings allocated to unvested restricted stock units (1)	(101)	—	—	—	—
Numerator for adjusted earnings per share - basic and diluted	$39,633	$57,427	$50,252	$39,758	$39,054

Denominator:
Weighted average common shares outstanding	27,457,306	20,090,270	18,047,332	18,070,692	18,053,600
Dilutive effect of outstanding restricted stock units (2)	—	—	—	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,457,306	20,090,270	18,047,332	18,070,692	18,053,600

Earnings per share - Basic	$1.34	$3.33	$3.54	$3.10	$3.24
Earnings per share - Diluted	$1.34	$3.33	$3.54	$3.10	$3.24

C Corp equivalent earnings per share - Basic (3)	N/A	$2.66	$2.68	$2.06	$2.17
C Corp equivalent earnings per share - Diluted (3)	N/A	$2.66	$2.68	$2.06	$2.17

Adjusted earnings per share - Basic	$1.44	$2.86	$2.78	$2.20	$2.16
Adjusted earnings per share - Diluted	$1.44	$2.86	$2.78	$2.20	$2.16

(1)	The Company has granted restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.
(2)	Restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents during the year ended December 31, 2020. There were no restricted stock units outstanding during the years ended December 31, 2019, 2018, 2017, and 2016.
(3)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent income tax expense for such period. No such adjustment is necessary for periods subsequent to 2019.

N/A  Not applicable.

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$117,605	$133,800	$129,442	$120,998	$121,101
Tax-equivalent adjustment (1)	1,943	2,309	2,661	5,527	5,468
Net interest income (tax equivalent basis) (1)	$119,548	$136,109	$132,103	$126,525	$126,569

Net interest margin (tax equivalent basis)
Net interest margin	3.54%	4.31%	4.16%	3.83%	3.87%
Tax-equivalent adjustment (1)	0.06	0.07	0.09	0.18	0.17
Net interest margin (tax equivalent basis) (1)	3.60%	4.38%	4.25%	4.01%	4.04%

Average interest-earning assets	$3,318,764	$3,105,863	$3,109,289	$3,157,195	$3,131,763

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.50% during the years ended December 31, 2020, 2019 and 2018, a federal tax rate of 35% and state income tax rate of 8.63% for the year ended December 31, 2017, and a federal tax rate of 35% and state income tax rate of 7.75% for the year ended December 31, 2016.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$91,956	$91,026	$90,317	$94,057	$94,434
Less: amortization of intangible assets	1,232	1,423	1,559	1,916	2,183
Adjusted noninterest expense	$90,724	$89,603	$88,758	$92,141	$92,251

Net interest income	$117,605	$133,800	$129,442	$120,998	$121,101
Total noninterest income	34,456	32,751	31,240	33,171	39,354
Operating revenue	152,061	166,551	160,682	154,169	160,455
Tax-equivalent adjustment (1)	1,943	2,309	2,661	5,527	5,468
Operating revenue (tax-equivalent basis) (1)	$154,004	$168,860	$163,343	$159,696	$165,923

Efficiency ratio	59.66%	53.80%	55.24%	59.77%	57.49%
Efficiency ratio (tax equivalent basis) (1)	58.91	53.06	54.34	57.70	55.60

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.50% during the years ended December 31, 2020, 2019 and 2018, a federal tax rate of 35% and state income tax rate of 8.63% for the year ended December 31, 2017, and a federal tax rate of 35% and state income tax rate of 7.75% for the year ended December 31, 2016.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$363,917	$332,918	$340,396	$323,916	$326,246
Less: Goodwill	23,620	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	2,798	4,030	5,453	7,012	8,928
Tangible common equity	$337,499	$305,268	$311,323	$293,284	$293,698

Tangible Assets
Total assets	$3,666,567	$3,245,103	$3,249,569	$3,312,875	$3,317,124
Less: Goodwill	23,620	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	2,798	4,030	5,453	7,012	8,928
Tangible assets	$3,640,149	$3,217,453	$3,220,496	$3,282,243	$3,284,576

Total stockholders' equity to total assets	9.93%	10.26%	10.48%	9.78%	9.84%
Tangible common equity to tangible assets	9.27	9.49	9.67	8.94	8.94

Ending number shares of common stock outstanding	27,457,306	27,457,306	18,027,512	18,070,692	18,070,692

Book value per share	$13.25	$12.12	$18.88	17.92	$18.05
Tangible book value per share	12.29	11.12	17.27	16.23	16.25

Reconciliation of Non-GAAP Financial Measure – Adjusted Return on Average Stockholders’ Equity and Adjusted Return on Tangible Common Equity

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$350,703	$341,544	$330,214	$338,317	$345,895
Less: Goodwill	23,620	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	3,436	4,748	6,256	7,943	10,072
Average tangible common equity	$323,647	$313,176	$300,338	$306,754	$312,203

Net income	$36,845	$66,865	$63,799	$56,103	$58,546
C Corp equivalent net income (1)	N/A	53,372	48,297	37,294	39,249
Adjusted net income	39,734	57,427	50,252	39,758	39,054

Return on average stockholders' equity	10.51%	19.58%	19.32%	16.58%	16.93%
C Corp equivalent return on average stockholders' equity (1)	N/A	15.63	14.63	11.02	11.35
Adjusted return on average stockholders' equity	11.33	16.81	15.22	11.75	11.29

Return on average tangible common equity	11.38%	21.35%	21.24%	18.29%	18.75%
C Corp equivalent return on average tangible common equity (1)	N/A	17.04	16.08	12.16	12.57
Adjusted return on average tangible common equity	12.28	18.34	16.73	12.96	12.51

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Core Deposits
Total deposits	$3,130,534	$2,776,855	$2,795,970	$2,855,685	$2,877,181
Less: time deposits of $250,000 or more	26,687	44,754	36,875	42,830	38,072
Less: brokered deposits	—	—	—	—	—
Core deposits	$3,103,847	$2,732,101	$2,759,095	$2,812,855	$2,839,109

Core deposits to total deposits	99.15%	98.39%	98.68%	98.50%	98.68%

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

HBT Financial, Inc. is headquartered in Bloomington, Illinois and is the holding  company for Heartland Bank. The Bank provides a comprehensive suite of business, commercial, wealth management, and retail banking products and services to businesses, families, and local governments throughout Central and Northeastern Illinois. As of December 31, 2020, the Company had total assets of $3.7 billion, loans held for investment of $2.2 billion, and total deposits of $3.1 billion. HBT Financial, Inc. is a longstanding Central Illinois company, with banking roots that can be traced back 100 years.

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

Below is a summary of the loan and deposit balances by the metropolitan and micropolitan statistical areas in which we operate.

	December 31, 2020	December 31, 2019	December 31, 2018

	(dollars in thousands)
Loans, before allowance for loan losses
Bloomington-Normal	$523,418	$552,787	$588,127
Champaign-Urbana	214,646	209,317	208,925
Chicago	1,132,893	1,020,524	941,028
Lincoln	103,614	107,162	105,150
Ottawa-Peru	107,098	103,665	110,730
Peoria	165,337	170,371	190,297
Loans, before allowance for loan losses	$2,247,006	$2,163,826	$2,144,257

Total deposits
Bloomington-Normal	$774,082	$694,519	$690,899
Champaign-Urbana	174,653	152,108	148,839
Chicago	1,077,691	911,916	916,631
Lincoln	201,012	194,784	255,958
Ottawa-Peru	347,211	290,138	291,694
Peoria	555,885	533,390	491,949
Total deposits	$3,130,534	$2,776,855	$2,795,970

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

COVID-19 Response and Impact Overview

The Company has taken a number of steps to support our employees and customers while maintaining the health and safety of all involved, including, but not limited to:

●	Enabling work from home for many employees and social distancing for employees who need to report to the office;
●	Maintaining regular business hours at branches for drive-up services and the call center to serve customers while branch lobby service was closed due to mitigation efforts;
●	Branch lobby service was reopened for all locations, when permitted by resurgence mitigation guidelines, except one location which was permanently closed and consolidated with an existing branch on June 30, 2020;
●	Offering loan payment modifications to customers experiencing financial hardship due to COVID-19;
●	Waiving or refunding overdraft and ATM fees, as well as time deposit early withdrawal penalties, to customers experiencing financial hardship due to COVID-19;
●	Participating in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) with $185 million of PPP loans approved and funded to 2,329 businesses supporting approximately 24,000 employees in our communities.

The Company operates primarily in Illinois which has established a five-phase reopening plan. Illinois entered Phase 4 of its reopening plan on June 26, 2020 which includes occupancy restrictions on indoor dining at restaurants and bars, among other restrictions. Additionally, a three-tiered resurgence mitigation plan is used to implement additional restrictions for specific regions of Illinois, when the test positivity rate or other metrics exceed defined thresholds. Illinois is only likely to transition to Phase 5 of its reopening plan, a full reopening, when a vaccine or highly effective COVID-19 treatment is available.

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

Additionally, the SBA pays lenders fees for processing PPP loans, based on a set percentage of the loan amount. In accordance with ASC 310-20, these fees, along with direct origination costs are deferred and recognized over the life of the loan as an adjustment of yield (included in taxable loan interest income). Recognition of net deferred origination fees are accelerated upon loan forgiveness or repayment prior to contractual maturity.

The following table summarizes PPP loans originated, along with the origination fees received from the SBA, during the year ended December 31, 2020:

		Loan	Fee	Origination
Range of Loan Amounts	Number	Amount	Percentage	Fee

	(dollars in thousands)
Less than $350,000	2,233	$109,063	5.0%	$5,453
Over $350,000, but less than $2,000,000	94	69,254	3.0%	2,078
Over $2,000,000	2	7,085	1.0%	71
Total	2,329	$185,402		$7,602

As of December 31, 2020, PPP loans, net of deferred origination fees, were $163.5 million or 7.3% of loans, before allowance for loan losses. The deferred origination fees were reduced by direct origination costs, primarily salaries and benefits costs, of $0.5 million during the year ended December 31, 2020. Net deferred origination fees on PPP loans of $3.0 million were recognized as taxable loan interest income during the year ended December 31, 2020. Remaining net deferred origination fees on PPP loans totaled $4.1 million as of December 31, 2020.

Payment Modifications Related to COVID-19

Loan payment modifications have been made for borrowers experiencing financial hardship due to COVID-19, with substantially all modifications in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers have received more than one loan payment modification. Consistent with the applicable accounting and regulatory guidance, short-term loan payment modifications such as these are generally not considered a TDR.

Following the phased reopening of Illinois businesses and federal economic stimulus received by commercial and retail customers during the second quarter of 2020, the volume of loan modifications requests related to a COVID-19 financial hardship slowed significantly. Additionally, many loans that received a short-term payment modification returned to regular payments during the third and fourth quarters of 2020. The following table presents the number and balance of loans granted a payment modification that have not returned to regular payments.

	December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
	Number	Balance	Number	Balance	Number	Balance	Number	Balance

	(dollars in thousands)
Commercial and industrial	12	$6,926	10	$4,739	69	$23,949	55	$21,529
Agricultural and farmland	3	3,178	3	3,178	7	4,175	1	143
Commercial real estate - owner occupied	10	15,522	7	7,294	61	40,104	43	38,648
Commercial real estate - non-owner occupied	1	1,171	15	18,021	98	102,407	48	61,353
Multi-family	—	—	2	992	17	12,031	8	2,981
Construction and land development	1	383	1	361	6	5,148	2	612
One-to-four family residential	9	664	17	1,779	124	15,048	29	3,806
Municipal, consumer, and other	4	142	2	30	13	370	5	69
Total	40	$27,986	57	$36,394	395	$203,232	191	$129,141

Industries Adversely Impacted by COVID-19

While many industries have and will continue to be adversely impacted by the COVID-19 pandemic, the retail, restaurant, and hotel industries are considered particularly susceptible to significant adverse impacts. Adverse impacts in these and other industries may result in a deterioration of the loan portfolio’s credit quality or an increase in provision for loan losses. The below table summarizes loan balances within the retail, restaurant, and hotel industries along with select credit quality information as of December 31, 2020.

	Carrying Balance			Modified Payments (1)				Substandard
	Non-PPP Loans	PPP Loans	Total	Pass	Pass-Watch	Substandard	Total	Risk Rating (2)

	(dollars in thousands)
Retail
Commercial and industrial	$9,667	$11,120	$20,787	$—	$177	$—	$177	$3,274
Commercial real estate - owner occupied	17,408	—	17,408	—	—	—	—	2,279
Commercial real estate - non-owner occupied	126,425	—	126,425	—	—	—	—	690
Construction and land development	7,266	—	7,266	—	—	—	—	—
Total	$160,766	$11,120	$171,886	$—	$177	$—	$177	$6,243

Restaurants
Commercial and industrial	$2,729	$11,006	$13,735	$391	$—	$330	$721	$330
Commercial real estate - owner occupied	15,773	—	15,773	—	—	2,062	2,062	2,749
Commercial real estate - non-owner occupied	6,060	—	6,060	—	—	—	—	469
Total	$24,562	$11,006	$35,568	$391	$—	$2,392	$2,783	$3,548

Hotels
Commercial and industrial	$250	$1,490	$1,740	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied	22,172	—	22,172	1,171	—	—	1,171	6,662
Construction and land development	785	—	785	—	—	—	—	—
Total	$23,207	$1,490	$24,697	$1,171	$—	$—	$1,171	$6,662

(1)	Borrowers that were granted a loan payment modification related to a COVID-19 financial hardship that have not returned to regular payments as of December 31, 2020.
(2)	Includes those loans shown as Modified Payments – Substandard.

Subordinated Note Issuance

On September 3, 2020, to further enhance the Company’s strong capital and liquidity positions, we successfully completed a private placement of $40.0 million 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030. This issuance of subordinated notes, which qualify as Tier 2 regulatory capital, contributed to an increase in the Company’s total risk based capital ratio, which was 17.40% at December 31, 2020, compared to 14.54% at December 31, 2019, while also significantly bolstering the cash reserves held at the holding company.

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

COVID-19 Pandemic

Although the Company has maintained business operations with appropriate social distancing procedures since the beginning of the COVID-19 pandemic, it has caused significant economic disruption throughout the United States and the communities that we serve. While the duration, severity, and ultimate impact of the COVID-19 pandemic is unknown at this time, it may adversely impact the businesses we serve and impair the ability of our customers to fulfill their contractual obligations to us. This could adversely affect our asset valuations, financial condition, liquidity and results of operations, and the impacts may be material. We experienced, and we may continue to experience, the following adverse impacts of the COVID-19 pandemic:

●	Decrease in net interest income and net interest margin, as a result of the lower interest rate environment;
●	Increase in provision for loan losses due to deterioration in the loan portfolio’s credit quality, as a result of the economic slow-down caused by the COVID-19 pandemic;
●	Decrease in debit and credit card interchange income, as a result of a lower level of consumer activity and lower associated volume of debit and credit card transactions;
●	Decrease in service charge income on deposit accounts, such as overdraft fees, as a result of federal economic stimulus payments received by customers and an increase in waived or refunded fees;
●	Decrease in demand for loans, as a result of the economic slow-down caused by the COVID-19 pandemic.

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

Credit Trends

We focus on originating loans with appropriate risk / reward profiles. We have a detailed loan policy that guides our overall loan origination philosophy and a well-established loan approval process that requires experienced credit officers to approve larger loan relationships. Although we believe our loan approval process and credit review process are strengths that allow us to maintain a high quality loan portfolio, we recognize that credit trends in the markets in which we operate and in our loan portfolio can materially impact our financial condition and performance and that these trends are primarily driven by the economic conditions in our markets. In addition, the economic slow-down caused by the COVID-19 pandemic may result in decreases in loan demand and increases in provision for loan losses due to increased net charge-offs and deterioration in the loan portfolio’s credit quality.

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

Regulatory Environment and Trends

We are subject to federal and state regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment includes extensive regulation and supervision in areas such as consumer compliance, the BSA and anti-money laundering compliance, risk management and internal audit. We anticipate that this environment of extensive regulation and supervision will continue for the industry. As a result, changes in the regulatory environment may result in additional costs for additional compliance, risk management and audit personnel or professional fees associated with advisors and consultants. For additional information, please refer to “Supervision and Regulation” as well as “Risk Factors – Legal and Regulatory Compliance Risks.”

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

The following table illustrates the impact of being taxed as a C Corporation:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands, except per share amounts)
As Reported
Income before income tax expense	$49,573	$72,121	$64,668
Income tax expense	12,728	5,256	869
Net income	$36,845	$66,865	$63,799

Earnings per share - Basic	$1.34	$3.33	$3.54
Earnings per share - Diluted	$1.34	$3.33	$3.54

Effective tax rate	25.7%	7.3%	1.3%

Unaudited Pro Forma C Corp Equivalent
Historical income before income tax expense	N/A	$72,121	$64,668
C Corp equivalent income tax expense	N/A	18,749	16,371
C Corp equivalent net income	N/A	$53,372	$48,297

C Corp equivalent earnings per share - Basic	N/A	$2.66	$2.68
C Corp equivalent earnings per share - Diluted	N/A	$2.66	$2.68

Effective tax rate	N/A	26.0%	25.3%

The C Corp equivalent effective rates reflect a federal tax rate of 21% and state income tax rate of 9.5%.

Public Company Costs

Following the completion of the initial public offering in 2019, the Company has incurred, and expects to continue to incur, additional costs associated with operating as a public company, hiring additional personnel, enhancing technology and expanding capabilities. The Company expects that these costs will include legal, regulatory, accounting, investor relations and other expenses that were not incurred as a private company. Sarbanes-Oxley and rules adopted by the SEC, the FDIC and national securities exchanges require public companies to implement specified corporate governance practices that were inapplicable as a private company.

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures as of and for the year ended December 31.

	As of or for the Year Ended December 31,
	2020		2019	2018

	(dollars in thousands, except per share amounts)
Statement of Income Information
Total interest and dividend income		$124,065	$143,735	$137,432
Total interest expense		6,460	9,935	7,990
Net interest income		117,605	133,800	129,442
Provision for loan losses		10,532	3,404	5,697
Net income after provision for loan losses		107,073	130,396	123,745
Total noninterest income		34,456	32,751	31,240
Total noninterest expense		91,956	91,026	90,317
Income before income tax expense		49,573	72,121	64,668
Income tax expense		12,728	5,256	869
Net income		$36,845	$66,865	$63,799

C Corp equivalent net income (1)	$	N/A	$53,372	$48,297
Adjusted net income (2)		39,734	57,427	50,252

Net interest income (tax-equivalent basis) (2) (3)		$119,548	$136,109	$132,103

Share and Per Share Information
Earnings per share - Diluted		$1.34	$3.33	$3.54
C Corp equivalent earnings per share - Diluted (1)		N/A	2.66	2.68
Adjusted earnings per share - Diluted (2)		1.44	2.86	2.78

Weighted average number shares of common stock outstanding		27,457,306	20,090,270	18,047,332

Summary Ratios
Net interest margin		3.54%	4.31%	4.16%
Net interest margin (tax-equivalent basis) (2) (3)		3.60	4.38	4.25
Yield on loans		4.69	5.51	5.35
Yield on interest-earning assets		3.74	4.63	4.42
Cost of interest-bearing liabilities		0.29	0.45	0.36
Cost of total deposits		0.14	0.29	0.21

Efficiency ratio		59.66%	53.80%	55.24%
Efficiency ratio (tax-equivalent basis) (2) (3)		58.91	53.06	54.34

Return on average assets		1.07%	2.07%	1.96%
Return on average stockholders' equity		10.51	19.58	19.32
Return on average tangible common equity (2)		11.38	21.35	21.24

C Corp equivalent return on average assets (1)		N/A	1.65%	1.49%
C Corp equivalent return on average stockholders' equity (1)		N/A	15.63	14.63
C Corp equivalent return on average tangible common equity (1) (2)		N/A	17.04	16.08

Adjusted return on average assets (2)		1.15%	1.78%	1.55%
Adjusted return on average stockholders' equity (2)		11.33	16.81	15.22
Adjusted return on average tangible common equity (2)		12.28	18.34	16.73

(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period.
(2)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measures to their most comparable GAAP measures.
(3)	On a tax-equivalent basis assuming a federal tax rate of 21% and state income tax rate of 9.5%.

N/A  Not applicable.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

For the year ended December 31, 2020, net income was $36.8 million decreasing by $30.0 million, or 44.9%,when compared to net income for the year ended December 31, 2019, or a decrease of $16.5 million, or 31.0%, when compared to C Corp equivalent net income for the year ended December 31, 2019. Net income declined primarily due to lower net interest income and higher provision for loan losses. Net interest income declined by $16.2 million, primarily as a result of a lower interest rate environment. Provision for loan losses increased by $7.1 million, primarily due to the economic weakness resulting from the COVID-19 pandemic. Partially offsetting these declines was a $5.7 million increase in gains on sale of mortgage loans attributable to a strong mortgage refinancing environment and higher premiums received on mortgage loans sold.

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

Income tax expense increased during the year ended December 31, 2019 as a result of the change in tax status to become a C Corporation effective October 11, 2019. In connection with the change of tax status, the Company recorded a nonrecurring income tax benefit of $0.5 million to recognize an initial deferred tax asset of the same amount. The C Corp equivalent net income increased $5.1 million, or 10.5%, reflecting the improvements in income before income tax expense previously discussed, partially offset by a slightly higher C Corp equivalent effective tax rate as a result of declines in federally tax-exempt interest income. See the “Factors Affecting Comparability of Financial Results: S Corp Status” section and Note 16 to the consolidated financial statements for additional information related to the change in tax status.

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

The following tables sets forth average balances, average yields and costs, and certain other information for the years ended December 31, 2020, 2019, and 2018. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, and purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Average			Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(dollars in thousands)
ASSETS
Loans	$2,245,093	$105,196	4.69%	$2,178,897	$120,142	5.51%	$2,131,512	$114,034	5.35%
Securities	789,062	17,875	2.27	759,479	20,582	2.71	860,804	21,613	2.51
Deposits with banks	282,130	938	0.33	164,986	2,951	1.79	114,202	1,717	1.50
Other	2,479	56	2.28	2,501	60	2.41	2,771	68	2.47
Total interest-earning assets	3,318,764	$124,065	3.74%	3,105,863	$143,735	4.63%	3,109,289	$137,432	4.42%
Allowance for loan losses	(27,661)			(21,704)			(20,046)
Noninterest-earning assets	156,397			149,227			158,355
Total assets	$3,447,500			$3,233,386			$3,247,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$873,060	$647	0.07%	$821,480	$1,474	0.18%	$824,910	$1,378	0.17%
Money market	474,033	697	0.15	463,233	1,837	0.40	442,872	685	0.15
Savings	477,260	196	0.04	430,220	278	0.06	433,661	283	0.07
Time	317,308	2,681	0.84	396,560	4,343	1.10	442,569	3,541	0.80
Total interest-bearing deposits	2,141,661	4,221	0.20	2,111,493	7,932	0.38	2,144,012	5,887	0.27
Securities sold under agreements to repurchase	49,714	48	0.10	41,177	72	0.18	40,725	48	0.12
Borrowings	1,080	2	0.22	351	9	2.60	14,946	260	1.74
Subordinated notes	12,869	616	4.79	—	—	—	—	—	—
Junior subordinated debentures issued to capital trusts	37,613	1,573	4.18	37,553	1,922	5.12	37,487	1,795	4.79
Total interest-bearing liabilities	2,242,937	$6,460	0.29%	2,190,574	$9,935	0.45%	2,237,170	$7,990	0.36%
Noninterest-bearing deposits	807,864			666,055			653,885
Noninterest-bearing liabilities	45,996			35,213			26,329
Total liabilities	3,096,797			2,891,842			2,917,384
Stockholders' Equity	350,703			341,544			330,214
Total liabilities and stockholders’ equity	$3,447,500			$3,233,386			$3,247,598

Net interest income/Net interest margin (3)		$117,605	3.54%		$133,800	4.31%		$129,442	4.16%
Tax-equivalent adjustment (2)		1,943	0.06		2,309	0.07		2,661	0.09
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$119,548	3.60%		$136,109	4.38%		$132,103	4.25%
Net interest rate spread (4)			3.45%			4.18%			4.06%
Net interest-earning assets (5)	$1,075,827			$915,289			$872,119
Ratio of interest-earning assets to interest-bearing liabilities	1.48			1.42			1.39
Cost of total deposits			0.14%			0.29%			0.21%

(1)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measures to their most comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal tax rate of 21% and state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income. Loan interest income includes contractual interest on loans, loan fees, accretion of acquired loan discounts and net earnings on cash flow hedges.

	Year Ended December 31,
	2020		2019		2018
		Yield		Yield		Yield
	Interest	Contribution	Interest	Contribution	Interest	Contribution

	(dollars in thousands)
Contractual interest	$97,529	4.34%	$114,025	5.23%	$106,522	5.00%
Loan fees (excluding PPP loans)	3,926	0.19	3,746	0.17	3,304	0.15
PPP loan fees	2,953	0.13	—	—	—	—
Accretion of acquired loan discounts	724	0.03	2,255	0.10	4,033	0.19
Net cash flow hedge earnings	64	—	116	0.01	175	0.01
Total loan interest income	$105,196	4.69%	$120,142	5.51%	$114,034	5.35%

The following table sets forth the components of net interest income. Total interest income consists of contractual interest on loans, contractual interest on securities, contractual interest on interest-bearing deposits in banks, loan fees, accretion of acquired loan discounts, securities amortization, net, and other interest and dividend income. Total interest expense consists of contractual interest on deposits, contractual interest on other interest-bearing liabilities and other interest expense.

	Year Ended December 31,
	2020		2019		2018
		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin
	Interest	Contribution	Interest	Contribution	Interest	Contribution

	(dollars in thousands)
Interest income:
Contractual interest on loans	$97,529	2.94%	$114,025	3.67%	$106,522	3.42%
Contractual interest on securities	22,920	0.69	24,032	0.77	26,658	0.86
Contractual interest on deposits with banks	938	0.03	2,951	0.10	1,717	0.05
Loan fees (excluding PPP loans)	3,926	0.12	3,746	0.12	3,304	0.11
PPP loan fees	2,953	0.09	—	—	—	—
Accretion of acquired loan discounts	724	0.02	2,255	0.07	4,033	0.13
Securities amortization, net	(5,045)	(0.15)	(3,450)	(0.11)	(5,045)	(0.16)
Other	120	—	176	0.01	243	0.01
Total interest income	124,065	3.74	143,735	4.63	137,432	4.42

Interest expense:
Contractual interest on deposits	4,201	0.13	7,934	0.26	5,910	0.19
Contractual interest on other interest-bearing liabilities	1,846	0.06	1,909	0.06	2,038	0.07
Other	413	0.01	92	—	42	—
Total interest expense	6,460	0.20	9,935	0.32	7,990	0.26
Net interest income	117,605	3.54	133,800	4.31	129,442	4.16
Tax equivalent adjustment (1)	1,943	0.06	2,309	0.07	2,661	0.09
Net interest income (tax equivalent) (1) (2)	$119,548	3.60%	$136,109	4.38%	$132,103	4.25%

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measures to their most comparable GAAP measures.

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

	Year Ended December 31, 2020			Year Ended December 31, 2019
	vs.			vs.
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$3,558	$(18,504)	$(14,946)	$2,573	$3,535	$6,108
Securities	744	(3,451)	(2,707)	(2,644)	1,613	(1,031)
Deposits with banks	1,308	(3,321)	(2,013)	835	399	1,234
Other	(1)	(3)	(4)	(6)	(2)	(8)
Total interest-earning assets	5,609	(25,279)	(19,670)	758	5,545	6,303

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	88	(915)	(827)	(6)	102	96
Money market	42	(1,182)	(1,140)	56	1,096	1,152
Savings	27	(109)	(82)	(2)	(3)	(5)
Time	(775)	(887)	(1,662)	(435)	1,237	802
Total interest-bearing deposits	(618)	(3,093)	(3,711)	(387)	2,432	2,045
Securities sold under agreements to repurchase	13	(37)	(24)	1	23	24
Borrowings	6	(13)	(7)	(317)	66	(251)
Subordinated notes	616	—	616	—	—	—
Junior subordinated debentures issued to capital trusts	3	(352)	(349)	3	124	127
Total interest-bearing liabilities	20	(3,495)	(3,475)	(700)	2,645	1,945
Change in net interest income	$5,589	$(21,784)	$(16,195)	$1,458	$2,900	$4,358

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Net interest income for the year ended December 31, 2020 decreased $16.2 million, or 12.1%, to $117.6 million from $133.8 million for the year ended December 31, 2019. The decrease is primarily attributable to declines in benchmark interest rates, which drove lower yields on interest-earning assets. Partially offsetting this decline were an increase in interest-earning asset balances, lower costs on deposits, and a decrease in time deposit balances.

Net interest margin decreased as well to 3.54% for the year ended December 31, 2020 compared to 4.31% for the year ended December 31, 2019. The decrease was primarily attributable to the decline in the average yield on earning assets. The contribution of acquired loan discount accretion to net interest income declined to $0.7 million or 2 basis points of the net interest margin, for the year ended December 31, 2020 from $2.3 million or 7 basis points of the net interest margin, for the year ended December 31, 2019.

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

The quarterly net interest margins were as follows:

	2020	2019	2018
Three months ended
March 31,	4.03%	4.50%	4.07%
June 30,	3.51	4.37	4.15
September 30,	3.39	4.27	4.19
December 31,	3.31	4.09	4.25

As the table above illustrates, net interest margin rose during 2018, peaked in the first quarter of 2019, and then declined during the remainder of 2019 and throughout 2020. During 2019, overall market interest rates started to decline. The Federal Open Markets Committee lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In March 2020, the Federal Open Markets Committee lowered Federal Funds target rates twice, for a combined decrease of 150 basis points in response to the economic downturn related to the COVID-19 pandemic.

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

The deterioration of economic conditions related to the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the communities that we serve. As a result, our provision for loan losses increased in 2020. If future economic conditions deteriorate, or if the COVID-19 pandemic is prolonged or intensifies, our provision for loan losses may remain elevated, or increase, possibly materially, and adversely affect our financial condition, results of operations, and cash flows.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The provision for loan losses was $10.5 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively. The increase in provision for loan losses was primarily due to $5.8 million of reserve build related to adjustments to qualitative factors to reflect the economic weakness resulting from the COVID-19 pandemic during the year ended December 31, 2020. Also contributing to the increase was a $3.8 million increase in specific reserves on loans individually evaluated for impairment from December 31, 2019 to December 31, 2020.

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

Noninterest Income

The following table outlines the amount of and changes to the various noninterest income line items as of the dates indicated.

	Year Ended December 31,
	2020	$ Change	2019	$ Change	2018

	(dollars in thousands)
Card income	$8,087	$322	$7,765	$384	$7,381
Service charges on deposit accounts	5,987	(1,883)	7,870	(271)	8,141
Wealth management fees	7,237	410	6,827	(575)	7,402
Mortgage servicing	2,978	(165)	3,143	(118)	3,261
Mortgage servicing rights fair value adjustment	(2,584)	(184)	(2,400)	(3,029)	629
Gains on sale of mortgage loans	8,835	5,743	3,092	220	2,872
Gains (losses) on securities	33	38	(5)	2,658	(2,663)
Gains (losses) on foreclosed assets	142	(798)	940	2,277	(1,337)
Gains (losses) on other assets	(71)	(1,315)	1,244	457	787
Title insurance activity	—	(167)	167	(1,040)	1,207
Other noninterest income	3,812	(296)	4,108	548	3,560
Total noninterest income	$34,456	$1,705	$32,751	$1,511	$31,240

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Total noninterest income for the year ended December 31, 2020 increased by $1.7 million, or 5.2%, to $34.5 million from $32.8 million for the year ended December 31, 2019. The increase is primarily attributable to a $5.7 million increase in gains on sale of mortgage loans, attributable to a strong mortgage refinancing environment and higher premiums received on mortgage loans sold. A lower level of mortgage refinancing activity is anticipated in 2021 and is expected to result in lower mortgage banking profits, relative to 2020. Partially offsetting this increase were a $1.9 million decrease in service charges on deposit accounts, associated with lower overdraft incidences and fee waivers, and nonrecurring gains contained in the 2019 results, including gains on sales of First Community Title Services, Inc. and HBT insurance of $0.8 million and gains on sales of bank premises held for sale of $0.4 million.

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

Noninterest Expense

The following table outlines the amount of and changes to the various noninterest expense line items as of the dates indicated.

	Year Ended December 31,
	2020	$ Change	2019	$ Change	2018

	(dollars in thousands)
Salaries	$50,616	$1,613	$49,003	$(120)	$49,123
Employee benefits	8,045	(1,838)	9,883	3,124	6,759
Occupancy of bank premises	6,580	(287)	6,867	(485)	7,352
Furniture and equipment	2,447	(366)	2,813	(187)	3,000
Data processing	6,742	1,172	5,570	336	5,234
Marketing and customer relations	3,476	(397)	3,873	(338)	4,211
Amortization of intangible assets	1,232	(191)	1,423	(136)	1,559
FDIC insurance	707	509	198	(744)	942
Loan collection and servicing	1,755	(878)	2,633	(77)	2,710
Foreclosed assets	557	(119)	676	(96)	772
Other noninterest expense	9,799	1,712	8,087	(568)	8,655
Total noninterest expense	$91,956	$930	$91,026	$709	$90,317

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Total noninterest expense for the year ended December 31, 2020 increased by $0.9 million, or 1.0%, to $92.0 million from $91.0 million for the year ended December 31, 2019. The increase in salaries expense was primarily driven by higher bonuses for mortgage lenders and overtime and bonuses for mortgage support personnel, as a result of increased residential mortgage origination volume. Partially offsetting this increase was a reduction in employee count occurred as a result of the sale of First Community Title Services, Inc. and HBT Insurance during the first quarter of 2019. Salaries and employee benefits expenses for First Community Title Services, Inc. and HBT Insurance was $0.4 million for the year ended December 31, 2019. There were no salaries and employee benefits expenses for First Community Title Services, Inc. or HBT Insurance subsequent to 2019.

The decrease in employee benefits expense was primarily the result of smaller charges related to the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020. The charge related to termination of the SERP was $1.5 million and $3.8 million during the years ended December 31, 2020 and 2019, respectively. The remaining $0.5 million increase in employee benefits expense was primarily related to higher medical benefit expenses.

The increase in data processing expense includes $0.2 million of nonrecurring costs related to systems conversion for the consolidation of State Bank of Lincoln into Heartland Bank and Trust Company as well as upgrades to certain ancillary systems. Increased other noninterest expenses include higher legal and professional fees associated with public company costs not incurred prior to the fourth quarter of 2019.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Total noninterest expense for the year ended December 31, 2019 increased by $0.7 million, or 0.8%, to $91.0 million from $90.3 million for the year ended December 31, 2018. The increase was primarily due to a $3.3 million increase in employee benefits expense driven by a $3.8 million charge during the year ended December 31, 2019 related to the termination of the SERP. The SERP liability varied inversely with interest rates and was paid out in June 2020.

This increase in total noninterest expense was partially offset by a $0.7 million decrease in FDIC insurance expense due in part to the application of small bank assessment credits. The remaining small bank assessment credits available to the Bank was $0.4 million as of December 31, 2019, and may be applied, as determined by the FDIC, against future FDIC insurance assessments which are paid quarterly, in arrears. Routine salary increases were offset by a reduction in employee count as a result of the sale of First Community Title Services, Inc. and HBT Insurance during the first quarter of 2019. Salaries and employee benefits expenses for First Community Title Services, Inc. and HBT Insurance totaled $0.4 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

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

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

We recorded income tax expense of $12.7 million, or 25.7% effective tax rate, during the year ended December 31, 2020 compared to $5.3 million, or 7.3% effective tax rate, on a historical basis and $18.7 million, or 26.0% effective tax rate, on a pro forma C Corp equivalent basis during the year ended December 31, 2019. The effective income tax rate was lower than the combined federal and state statutory rate of approximately 28.5% primarily due to tax exempt interest income. Relative to the pro forma C Corp equivalent effective tax rate, the effective income tax rate decreased primarily due to tax exempt interest income making up a larger portion of pre-tax net income during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

We recorded income tax expense of $5.3 million, or 7.3% effective tax rate, during the year ended December 31, 2020 compared to $0.9 million, or 1.3% effective tax rate, during the year ended December 31, 2019. The increase was primarily due to the transition to a C Corporation effective October 11, 2019. On a pro forma C Corp equivalent basis, the effective tax rate increased to 26.0% during the year ended December 31, 2019, from 25.3% during the year ended December 31, 2018, due to tax exempt interest income making up a smaller portion of pre-tax net income during the year ended December 31, 2019 compared to the year ended December 31, 2018.

FINANCIAL CONDITION

	December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change

	(dollars in thousands, except per share data)
Balance Sheet Information
Cash and cash equivalents	$312,451	$283,971	$186,879	$28,480	10.0%	$97,092	52.0%
Debt securities available-for-sale, at fair value	922,869	592,404	679,526	330,465	55.8	(87,122)	(12.8)
Debt securities held-to-maturity	68,395	88,477	121,715	(20,082)	(22.7)	(33,238)	(27.3)
Equity securities	4,844	4,389	3,261	455	10.4	1,128	34.6
Loans held for sale	14,713	4,531	2,800	10,182	224.7	1,731	61.8

Loans, before allowance for loan losses	2,247,006	2,163,826	2,144,257	83,180	3.8	19,569	0.9
Less: allowance for loan losses	31,838	22,299	20,509	9,539	42.8	1,790	8.7
Loans, net of allowance for loan losses	2,215,168	2,141,527	2,123,748	73,641	3.4	17,779	0.8

Goodwill	23,620	23,620	23,620	—	—	—	—
Core deposit intangible assets, net	2,798	4,030	5,453	(1,232)	(30.6)	(1,423)	(26.1)
Other assets	101,709	102,154	102,567	(445)	(0.4)	(413)	(0.4)
Total Assets	$3,666,567	$3,245,103	$3,249,569	421,464	13.0	(4,466)	(0.1)

Total deposits	$3,130,534	$2,776,855	$2,795,970	$353,679	12.7%	$(19,115)	(0.7)%
Securities sold under agreements to repurchase	45,736	44,433	46,195	1,303	2.9	(1,762)	(3.8)
Subordinated notes	39,238	—	—	39,238	NM	—	NM
Junior subordinated debentures	37,648	37,583	37,517	65	0.2	66	0.2
Other liabilities	49,494	53,314	29,491	(3,820)	(7.2)	23,823	80.8
Total Liabilities	3,302,650	2,912,185	2,909,173	390,465	13.4	3,012	0.1
Total Stockholders' Equity	363,917	332,918	340,396	30,999	9.3	(7,478)	(2.2)
Total Liabilities and Stockholders' Equity	$3,666,567	$3,245,103	$3,249,569	421,464	13.0	(4,466)	(0.1)

Tangible assets (1)	$3,640,149	$3,217,453	$3,220,496	$422,696	13.1%	$(3,043)	(0.1)%
Tangible common equity (1)	337,499	305,268	311,323	32,231	10.6	(6,055)	(2.0)

Core deposits (1)	$3,103,847	$2,732,101	$2,759,095	$371,746	13.6%	$(26,994)	(1.0)%

Share and Per Share Information
Book value per share	$13.25	$12.12	$18.88
Tangible book value per share	12.29	11.12	17.27

Ending number shares of common stock outstanding	27,457,306	27,457,306	18,027,512

Balance Sheet Ratios
Loan to deposit ratio	71.78%	77.92%	76.69%
Core deposits to total deposits (1)	99.15	98.39	98.68
Stockholders' equity to total assets	9.93	10.26	10.48
Tangible common equity to tangible assets (1)	9.27	9.49	9.67

(1)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measures to their most comparable GAAP measures.

NM  Not meaningful.

Balance Sheet Analysis

Comparison of December 31, 2020 to December 31, 2019

Total assets were $3.67 billion at December 31, 2020, an increase of $421.5 million, or 13.0%, from December 31, 2019, which was primarily a result of an increase in total deposits that were invested primarily in debt securities and loans. Loans, before allowance for loan losses increased $83.2 million, primarily due to the origination of PPP loans which totaled $163.5 million as of December 31, 2020. Loans held for sale increased $10.2 million, primarily due to a strong mortgage refinancing environment.

Total deposits were $3.13 billion at December 31, 2020, an increase of $353.7 million, or 12.7%, from December 31, 2019. This increase is primarily due to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers.

Core deposits to total deposits remained very high at 99.1% at December 31, 2020 compared to 98.4% at December 31, 2019, as we managed our deposit portfolio to retain higher value core deposit relationships and maintain the lowest practicable cost of funds. The loan to deposit ratio was 71.8% at December 31, 2020, decreasing from 77.9% at December 31, 2019.

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

Total deposits were $2.78 billion at December 31, 2019, a decrease of $19.1 million, or 0.7%, from December 31, 2018. This slight decrease is primarily due to decreases in higher cost deposit categories such as time deposits, partially offset by increases in money market accounts. The decline in total deposits was also partially offset by deposit growth in the fourth quarter of 2019 which included approximately $40.2 million in increased balances in a small number of retail deposit accounts. The Company expected some outflow in these deposits during the first quarter of 2020.

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

Commercial Real Estate - Non-owner Occupied: Consists of loans secured by commercial real estate for which the primary source of repayment is the sale or rental cash flows from the underlying collateral. These loans are underwritten based primarily on the historic or projected cash flow from the underlying collateral. Adverse economic developments or an overbuilt market typically impact commercial real estate projects. Trends in rental and vacancy rates of commercial properties impact the credit quality of these loans.

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

Municipal, Consumer and Other: Loans to municipalities include obligations of municipal entities and loans sponsored by municipal entities for the benefit of a private entity where that private entity, rather than the municipal entity, is responsible for repayment of the obligation. Consumer loans include loans to individuals for consumer purposes and typically consist of small balance loans. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of the consumer loans. Loans to other financial institutions, as well as leases, are also included.

Loans by Type

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan as of December 31.

	2020		2019		2018		2017		2016
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$393,312	17.5%	$307,175	14.2%	$360,501	16.8%	$371,452	17.5%	$372,588	17.7%
Agricultural and farmland	222,723	9.9	207,776	9.6	209,875	9.8	208,349	9.8	207,604	9.9
Commercial real estate - owner occupied	222,360	9.9	231,162	10.7	255,074	11.9	276,883	13.1	297,818	14.1
Commercial real estate - non-owner occupied	520,395	23.2	579,757	26.8	533,910	24.9	488,442	23.1	433,939	20.6
Multi-family	236,391	10.5	179,073	8.3	135,925	6.3	137,055	6.5	127,132	6.0
Construction and land development	225,652	10.0	224,887	10.4	237,275	11.1	170,513	8.1	182,023	8.6
One-to-four family residential	306,775	13.7	313,580	14.5	313,108	14.6	358,659	17.0	393,399	18.7
Municipal, consumer, and other	119,398	5.3	120,416	5.5	98,589	4.6	104,593	4.9	92,012	4.4
Loans, before allowance for loan losses	2,247,006	100.0%	2,163,826	100.0%	2,144,257	100.0%	2,115,946	100.0%	2,106,515	100.0%
Allowance for loan losses	(31,838)		(22,299)		(20,509)		(19,765)		(19,708)
Loans, net of allowance for loan losses	$2,215,168		$2,141,527		$2,123,748		$2,096,181		$2,086,807

Loans, before allowance for loan losses (originated) (1)	$2,126,323	94.6%	$1,998,496	92.4%	$1,923,859	89.7%	$1,825,129	86.3%	$1,689,186	80.2%
Loans, before allowance for loan losses (acquired) (1)	120,683	5.4	165,330	7.6	220,398	10.3	290,817	13.7	417,329	19.8
Loans, before allowance for loan losses	$2,247,006	100.0%	$2,163,826	100.0%	$2,144,257	100.0%	$2,115,946	100.0%	$2,106,515	100.0%

PPP loans (included above)
Commercial and industrial	$153,860		$—		$—		$—		$—
Agricultural and farmland	3,049		—		—		—		—
Municipal, consumer, and other	6,587		—		—		—		—
Total PPP loans	$163,496		$—		$—		$—		$—

(1)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measures to their most comparable GAAP measures.

Comparison of December 31, 2020 to December 31, 2019

Loans, before allowance for loan losses increased by $83.2 million, or 3.8%, to $2.25 billion as of December 31, 2020 from $2.16 billion as of December 31, 2019. The increase was primarily due to PPP loan originations during the second and third quarters of 2020. The $80.3 million decrease in loans before allowance for loan losses net of PPP loans from December 31, 2019 was primarily due to a $43.2 million reduction in balances on existing lines of credit and a $19.0 million decrease in balances of participation loans purchased.

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

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio as of December 31, 2020. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

As of December 31, 2020
		One Year Through
	One Year or Less	Five Years	After Five Years	Total

	(dollars in thousands)
Scheduled Maturities of Loans:
Commercial and industrial	$148,207	$233,952	$11,153	$393,312
Agricultural and farmland	101,160	88,423	33,140	222,723
Commercial real estate - owner occupied	20,929	137,998	63,433	222,360
Commercial real estate - non-owner occupied	77,736	326,544	116,115	520,395
Multi-family	44,466	127,558	64,367	236,391
Construction and land development	118,431	103,568	3,653	225,652
One-to-four family residential	48,914	120,712	137,149	306,775
Municipal, consumer, and other	14,556	26,887	77,955	119,398
Total	$574,399	$1,165,642	$506,965	$2,247,006

Loans Maturing After One Year:
Floating interest rates:
Repricing within one year or less				$357,598
Repricing in more than one year				82,131
Total floating interest rates				439,729
Predetermined (fixed) interest rates				1,232,878
Total loans maturing after one year				$1,672,607

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

The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	As of December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$9,939	$19,019	$15,876	$22,074	$20,494
Past due 90 days or more, still accruing (1)	21	30	37	28	1,745
Total nonperforming loans	9,960	19,049	15,913	22,102	22,239
Foreclosed assets	4,168	5,099	9,559	16,545	16,224
Total nonperforming assets	$14,128	$24,148	$25,472	$38,647	$38,463

NONPERFORMING ASSETS (Originated) (2)
Nonaccrual	$2,908	$10,811	$10,329	$15,505	$9,511
Past due 90 days or more, still accruing	21	30	37	28	1,745
Total nonperforming loans	2,929	10,841	10,366	15,533	11,256
Foreclosed assets	674	1,022	1,395	5,950	4,595
Total nonperforming (originated)	$3,603	$11,863	$11,761	$21,483	$15,851

NONPERFORMING ASSETS (Acquired) (2)
Nonaccrual	$7,031	$8,208	$5,547	$6,569	$10,983
Past due 90 days or more, still accruing (1)	—	—	—	—	—
Total nonperforming loans	7,031	8,208	5,547	6,569	10,983
Foreclosed assets	3,494	4,077	8,164	10,595	11,629
Total nonperforming assets (acquired)	$10,525	$12,285	$13,711	$17,164	$22,612

Allowance for loan losses	$31,838	$22,299	$20,509	$19,765	$19,708

Loans, before allowance for loan losses	$2,247,006	$2,163,826	$2,144,257	$2,115,946	$2,106,515
Loans, before allowance for loan losses (originated) (2)	2,126,323	1,998,496	1,923,859	1,825,129	1,689,186
Loans, before allowance for loan losses (acquired) (2)	120,683	165,330	220,398	290,817	417,329

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	1.42%	1.03%	0.96%	0.93%	0.94%
Allowance for loan losses to nonperforming loans	319.66	117.06	128.88	89.43	88.62
Nonperforming loans to loans, before allowance for loan losses	0.44	0.88	0.74	1.04	1.06
Nonperforming assets to total assets	0.39	0.74	0.78	1.17	1.16
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.63	1.11	1.18	1.81	1.81

CREDIT QUALITY RATIOS (Originated) (2)
Nonperforming loans to loans, before allowance for loan losses	0.14%	0.54%	0.54%	0.85%	0.67%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.17	0.59	0.61	1.17	0.94

CREDIT QUALITY RATIOS (Acquired) (2)
Nonperforming loans to loans, before allowance for loan losses	5.83%	4.96%	2.52%	2.26%	2.63%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	8.48	7.25	6.00	5.69	5.27

(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $0.6 million, $0.1 million, $2.7 million, $0.3 million, and $4.6 million as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(2)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measures to their most comparable GAAP measures.

Comparison of December 31, 2019 to December 31, 2018

Total nonperforming assets were $14.1 million as of December 31, 2020, a decrease of $10.0 million, or 41.5%, from $24.1 million as of December 31, 2019. The decline in nonperforming loans was primarily attributable to the pay down and subsequent return to accrual status of one agriculture credit which totaled $3.8 million at December 31, 2020 and $5.0 million at December 31, 2019, as well as the pay off or pay down of 5 loan relationships that totaled approximately $4.2 million since December 31, 2019.

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

The following table presents TDRs by loan category.

	As of December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Commercial and industrial	$296	$867	$467	$620	$13
Agricultural and farmland	—	—	—	—	—
Commercial real estate - owner occupied	6,491	5,746	6,244	1,811	7,576
Commercial real estate - non-owner occupied	1,354	1,427	2,061	2,099	559
Multi-family	—	—	—	—	—
Construction and land development	—	—	—	—	—
One-to-four family residential	454	517	556	340	109
Municipal, consumer, and other	—	—	—	—	—
Total accrual troubled debt restructurings	8,595	8,557	9,328	4,870	8,257

Commercial and industrial	75	135	206	194	329
Agricultural and farmland	—	283	166	—	—
Commercial real estate - owner occupied	141	149	3,112	5,126	161
Commercial real estate - non-owner occupied	—	—	—	468	—
Multi-family	—	—	—	—	—
Construction and land development	—	—	—	—	417
One-to-four family residential	139	191	550	74	—
Municipal, consumer, and other	—	—	—	—	—
Total nonaccrual troubled debt restructurings	355	758	4,034	5,862	907
Total troubled debt restructurings	$8,950	$9,315	$13,362	$10,732	$9,164

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

As of December 31, 2020 and 2019, our risk classifications of loans were as follows:

December 31, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$368,843	$18,258	$6,211	$—	$393,312
Agricultural and farmland	191,662	25,540	5,521	—	222,723
Commercial real estate - owner occupied	176,823	31,990	13,547	—	222,360
Commercial real estate - non-owner occupied	432,752	58,699	28,944	—	520,395
Multi-family	204,449	31,066	876	—	236,391
Construction and land development	193,646	28,193	3,813	—	225,652
One-to-four family residential	280,198	14,526	12,051	—	306,775
Municipal, consumer, and other	105,539	312	13,547	—	119,398
Total	$1,953,912	$208,584	$84,510	$—	$2,247,006

December 31, 2019	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

Pass-watch loans increased $82.0 million, or 64.8% from December 31, 2019 to December 31, 2020. Additionally, substandard loans increased $12.1 million, or 16.7%, from December 31, 2019 to December 31, 2020. This downward credit migration was primarily due to current or emerging credit weaknesses exhibited by borrowers negatively impacted by the economic downturn caused by the COVID-19 pandemic.

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

Net Charge-offs and Recoveries

The following table sets forth activity in the allowance for loan losses.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Balance, beginning of year	$22,299	$20,509	$19,765	$19,708	$18,248

Charge-offs:
Commercial and industrial	(1,784)	(886)	(1,446)	(1,780)	(1,322)
Agricultural and farmland	(27)	(30)	—	(3)	(83)
Commercial real estate - owner occupied	(39)	(407)	(2,352)	(32)	(753)
Commercial real estate - non-owner occupied	(349)	(111)	(237)	(940)	(1,134)
Multi-family	—	(41)	(194)	(153)	—
Construction and land development	(27)	(9)	(58)	(503)	(442)
One-to-four family residential	(155)	(1,105)	(1,415)	(787)	(1,848)
Municipal, consumer, and other	(587)	(684)	(783)	(818)	(989)
Total charge-offs	(2,968)	(3,273)	(6,485)	(5,016)	(6,571)

Recoveries:
Commercial and industrial	595	440	315	188	890
Agricultural and farmland	—	—	—	—	—
Commercial real estate - owner occupied	440	56	54	38	9
Commercial real estate - non-owner occupied	75	20	141	958	95
Multi-family	—	—	—	—	6
Construction and land development	250	450	260	27	19
One-to-four family residential	310	350	490	414	258
Municipal, consumer, and other	305	343	272	309	320
Total recoveries	1,975	1,659	1,532	1,934	1,597

Net charge-offs	(993)	(1,614)	(4,953)	(3,082)	(4,974)
Provision for loan losses	10,532	3,404	5,697	3,139	6,434
Balance, end of year	$31,838	$22,299	$20,509	$19,765	$19,708

Net charge-offs	$993	$1,614	$4,953	$3,082	$4,974
Net charge-offs (originated) (1)	345	732	3,137	2,500	1,245
Net charge-offs (acquired) (1)	648	882	1,816	582	3,729

Average loans, before allowance for loan losses	$2,245,093	$2,178,897	$2,131,512	$2,091,863	$2,132,405
Average loans, before allowance for loan losses (originated) (1)	2,102,904	1,981,658	1,873,623	1,748,418	1,611,846
Average loans, before allowance for loan losses (acquired) (1)	142,189	197,239	257,889	343,445	520,559

Net charge-offs to average loans, before allowance for loan losses	0.04%	0.07%	0.23%	0.15%	0.23%
Net charge-offs to average loans, before allowance for loan losses (originated) (1)	0.02	0.04	0.17	0.14	0.08
Net charge-offs to average loans, before allowance for loan losses (acquired) (1)	0.46	0.45	0.70	0.17	0.72

(1)	See "Non-GAAP Financial Information" in Part II, Item 6 “Selected Financial Data” for reconciliation of non-GAAP measures to their most comparable GAAP measures.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Net charge-offs to average total loans before allowance for loan losses have remained low during each of the years ended December 31, 2020 and 2019. This ratio has remained low for several years, due primarily to the favorable economic conditions prior to the economic weakness resulting from the COVID-19 pandemic and our continuous credit monitoring and collection efforts.

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

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses by major loan categories.

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
	Allowance		Allowance		Allowance		Allowance		Allowance
	for Loan	Loan	for Loan	Loan	for Loan	Loan	for Loan	Loan	for Loan	Loan
	Losses	Balances	Losses	Balances	Losses	Balances	Losses	Balances	Losses	Balances

	(dollars in thousands)
Commercial and industrial	$3,929	$393,312	$4,441	$307,175	$3,748	$360,501	$5,411	$371,452	$4,870	$372,588
Agricultural and farmland	793	222,723	2,766	207,776	2,650	209,875	2,385	208,349	3,455	207,604
Commercial real estate - owner occupied	3,141	222,360	1,779	231,162	2,506	255,074	1,510	276,883	1,622	297,818
Commercial real estate - non-owner occupied	11,251	520,395	3,663	579,757	2,644	533,910	2,476	488,442	2,701	433,939
Multi-family	1,957	236,391	1,024	179,073	912	135,925	997	137,055	1,282	127,132
Construction and land development	4,232	225,652	2,977	224,887	4,176	237,275	2,981	170,513	1,983	182,023
One-to-four family residential	1,801	306,775	2,540	313,580	2,782	313,108	2,723	358,659	2,720	393,399
Municipal, consumer, and other	4,734	119,398	3,109	120,416	1,091	98,589	1,282	104,593	1,075	92,012
Total	$31,838	$2,247,006	$22,299	$2,163,826	$20,509	$2,144,257	$19,765	$2,115,946	$19,708	$2,106,515

Securities

The Company’s investment policy is established by management and approved by the board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets and consistency with our interest rate risk management strategy. As of December 31, 2020, the Company did not have any non-U.S. Treasury or non-U.S. government agency debt securities that exceeded 10% of the Company’s total stockholders’ equity.

The following table sets forth the composition, amortized cost and fair values of debt securities available-for-sale and held-to-maturity.

	December 31, 2020		December 31, 2019		December 31, 2018
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(dollars in thousands)
Available-for-sale:
U.S. government agency	$118,282	$121,993	$49,113	$49,615	$46,977	$46,866
Municipal	265,309	274,261	131,241	133,738	161,957	161,450
Mortgage-backed:
Agency residential	198,543	203,252	198,184	200,678	235,903	234,303
Agency commercial	246,649	250,766	133,730	134,954	151,878	150,081
Private-label	—	—	—	—	254	256
Corporate	70,917	72,597	72,239	73,419	87,118	86,570
Total available-for-sale	899,700	922,869	584,507	592,404	684,087	679,526
Held-to-maturity:
Municipal	22,484	23,874	45,239	46,579	73,176	74,283
Mortgage-backed:
Agency residential	13,031	13,483	19,072	19,063	23,192	22,194
Agency commercial	32,880	35,084	24,166	24,887	25,347	25,029
Total held-to-maturity	68,395	72,441	88,477	90,529	121,715	121,506
Total debt securities	$968,095	$995,310	$672,984	$682,933	$805,802	$801,032

We evaluate securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired. There were no other-than-temporary impairments during the years ended December 31, 2020, 2019, and 2018.

Portfolio Maturities and Yields

The composition and maturities of the debt securities portfolio as of December 31, 2020 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	December 31, 2020
			More Than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Available-for-sale:
U.S. government agency	$4,519	2.18%	$5,003	1.91%	$65,847	1.92%	$42,913	1.31%	$118,282	1.71%
Municipal	14,150	2.58	49,950	2.44	113,695	1.92	87,514	1.92	265,309	2.05
Mortgage-backed:
Agency residential	—	—	5,370	2.12	72,244	2.22	120,929	1.09	198,543	1.53
Agency commercial	12,922	2.32	44,710	2.71	97,262	1.57	91,755	1.68	246,649	1.86
Corporate	9,663	2.31	27,825	2.86	31,429	4.27	2,000	4.50	70,917	3.45
Total available-for-sale	41,254	2.39	132,858	2.58	380,477	2.08	345,111	1.51	899,700	1.95
Held-to-maturity:
Municipal	1,396	2.45	13,895	3.69	6,302	3.55	891	3.76	22,484	3.57
Mortgage-backed:
Agency residential	—	—	—	—	—	—	13,031	2.35	13,031	2.35
Agency commercial	—	—	5,301	2.51	16,655	2.59	10,924	2.89	32,880	2.68
Total held-to-maturity	1,396	2.45	19,196	3.36	22,957	2.85	24,846	2.64	68,395	2.91
Total debt securities	$42,650	2.39%	$152,054	2.68%	$403,434	2.13%	$369,957	1.58%	$968,095	2.02%

SOURCES OF FUNDS

Deposits

Management continues to focus on growing non-maturity deposits, through the Company’s relationship driven banking philosophy and community-focused marketing programs, and to deemphasize higher cost deposit categories, such as time deposits. Additionally, the Bank continues to add and improve ancillary convenience services tied to deposit accounts, such as mobile, remote deposits and peer-to-peer payments, to solidify deposit relationships.

The following tables set forth the distribution of average deposits, by account type.

				Percent
	Year Ended December 31, 2020			Change in
	Average	Percent of	Weighted	Average Balance
	Balance	Total Deposits	Average Cost	2020 vs. 2019

	(dollars in thousands)
Noninterest-bearing	$807,864	27.4%	—%	21.3%
Interest-bearing demand	873,060	29.6	0.07	6.3
Money market	474,033	16.1	0.15	2.3
Savings	477,260	16.2	0.04	10.9
Total non-maturity deposits	2,632,217	89.3	0.06	10.6
Time	317,308	10.7	0.84	(20.0)
Total deposits	$2,949,525	100.0%	0.14%	6.2%

				Percent
	Year Ended December 31, 2019			Change in
	Average	Percent of	Weighted	Average Balance
	Balance	Total Deposits	Average Cost	2019 vs. 2018

	(dollars in thousands)
Noninterest-bearing	$666,055	24.0%	—%	1.9%
Interest-bearing demand	821,480	29.5	0.18	(0.4)
Money market	463,233	16.7	0.40	4.6
Savings	430,220	15.5	0.06	(0.8)
Total non-maturity deposits	2,380,988	85.7	0.15	1.1
Time	396,560	14.3	1.10	(10.4)
Total deposits	$2,777,548	100.0%	0.29%	(0.7)%

	Year Ended December 31, 2018
	Average	Percent of	Weighted
	Balance	Total Deposits	Average Cost

	(dollars in thousands)
Noninterest-bearing	$653,885	23.4%	—%
Interest-bearing demand	824,910	29.5	0.17
Money market	442,872	15.8	0.15
Savings	433,661	15.5	0.07
Total non-maturity deposits	2,355,328	84.2	0.10
Time	442,569	15.8	0.80
Total deposits	$2,797,897	100.0%	0.21%

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The average balances of non-maturity deposits increased 10.6% from the year ended December 31, 2019 to the year ended December 31, 2020, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 20.0% decline in the average balances of time deposits, which resulted in a 6.2% increase in average balances of total deposits from the year ended December 31, 2019 to the year ended December 31, 2020.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The average balances of non-maturity deposits increased 1.1% from the year ended December 31, 2018 to the year ended December 31, 2019, with the increase primarily attributable to an increase in money market accounts due to interest rate specials promoted for new money market accounts. Partially offsetting the increase in non-maturity deposits was a 10.4% decline in the average balances of time deposits, which resulted in a 0.7% decrease in average balances of total deposits from the year ended December 31, 2018 to the year ended December 31, 2019.

The following table sets forth time deposits by remaining maturity as of December 31, 2020.

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$45,174	$38,193	$57,420	$59,038	$199,825
Amounts of $100,000 but less than $250,000	14,732	11,407	28,274	18,549	72,962
Amounts of $250,000 or more	6,361	1,759	15,058	3,509	26,687
Total time deposits	$66,267	$51,359	$100,752	$81,096	$299,474

Securities Sold Under Agreements to Repurchase

All securities sold under agreements to repurchase are sweep instruments, maturing daily. The securities underlying the agreements are held under our control in safekeeping at third-party financial institutions, and include debt securities.

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase.

	As of or for the Years Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Balance at end of year	$45,736	$44,433	$46,195
Average balance during year	49,714	41,177	40,725
Maximum outstanding at any month end	58,839	52,085	52,303

Weighted average interest rate at end of year	0.06%	0.20%	0.12%
Average interest rate during year	0.10	0.18	0.12

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

Our use of FHLB advances and federal funds purchased has been infrequent and has had a nominal impact on our total funding for the years ended December 31, 2020, 2019, and 2018.

The following table sets forth information concerning balances and interest rates on our borrowings.

	As of or for the Years Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Average balance during year
FHLB Advances	$656	$151	$14,518
Federal funds purchased	424	200	428
Total borrowings	$1,080	$351	$14,946

Maximum outstanding at any month end
FHLB Advances	$4,000	$5,000	$74,000
Federal funds purchased	—	—	—
Total borrowings	4,000	5,000	74,000

Average interest rate during year
FHLB Advances	0.02%	2.52%	1.73%
Federal funds purchased	0.52	2.66	2.08
Total borrowings	0.22	2.60	1.74

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

LIQUIDITY

Bank Liquidity

The overall objective of bank liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of investment opportunities. The Bank manages liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Bank continuously monitors its liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. The Bank manages its liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives. The Bank also monitors liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the securities and loan portfolios and deposits.

As part of the Bank’s liquidity management strategy, the Bank is also focused on minimizing costs of liquidity and attempts to decrease these costs by promoting noninterest bearing and low-cost deposits and replacing higher cost funding including time deposits and borrowed funds. While the Bank does not control the types of deposit instruments our clients choose, those choices can be influenced with the rates and the deposit specials offered.

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the Federal Home Loan Bank of Chicago (FHLB). Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds obtained from federal funds purchased and FHLB borrowings are used primarily to meet day to day liquidity needs. The total amount of the remaining credit available to the Bank from the FHLB at December 31, 2020 was $342.8 million.

As of December 31, 2020, management believed adequate liquidity existed to meet all projected cash flow obligations of the Bank. As of December 31, 2020, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of December 31, 2020, HBT Financial, Inc. had cash and cash equivalents of $44.1 million. The private placement of $40.0 million of subordinated notes completed on September 3, 2020 significantly bolstered the cash reserves at the holding company.

The Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed the accumulated retained earnings after giving effect to any unrecognized losses and bad debts without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause a Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. During the years ended December 31, 2020, 2019, and 2018, the Bank paid $17.6 million, $110.0 million, and $44.4 million, in dividends to the Company, respectively.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and interest payments on the subordinated notes and junior subordinated debentures. During the years ended December 31, 2020, 2019, and 2018, holding company operating expenses consisted of interest expense of $2.2 million, $1.9 million, and $1.8 million, respectively, and other operating expenses of $2.5 million, $1.0 million, and $1.1 million, respectively. As of December 31, 2020, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of December 31, 2020, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company. As of December 31, 2020, the Company had no material commitments for capital expenditures.

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

Regulatory Capital Requirements

The ability of the Company to pay dividends to its stockholders is dependent upon the ability of the Bank to pay dividends to the Company.

The Company and Bank are each subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and the Bank.

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer requirement began phasing in on January 1, 2016 and became fully implemented on January 1, 2019 at 2.5% of risk-weighted assets.

				For Capital	To Be Well
				Adequacy Purposes	Capitalized Under
	December 31,			With Capital	Prompt Corrective
	2020	2019	2018	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	17.40%	14.54%	14.99%	10.50%	N/A
Heartland Bank	15.63	14.02	14.44	10.50	10.00%
State Bank of Lincoln	N/A	17.58	21.02	10.50	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.55%	13.64%	14.17%	8.50%	N/A
Heartland Bank	14.38	13.12	13.62	8.50	8.00%
State Bank of Lincoln	N/A	16.50	20.17	8.50	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.06%	12.15%	12.71%	7.00%	N/A
Heartland Bank	14.38	13.12	13.62	7.00	6.50%
State Bank of Lincoln	N/A	16.50	20.17	7.00	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	9.94%	10.38%	10.80%	4.00	N/A
Heartland Bank	9.82	10.25	11.03	4.00	5.00%
State Bank of Lincoln	N/A	9.82	10.21	4.00	5.00

(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

Cash Dividends

The below table summarizes the cash dividends paid by quarter for years ended December 31.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$4,119	$4,119	$4,118	$4,118	$16,474
Restricted stock unit dividend equivalent	11	11	11	11	44
Total cash dividends	$4,130	$4,130	$4,129	$4,129	$16,518

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$2,704	$2,704	$2,704	$—	$8,112
Tax	6,094	7,048	6,662	—	19,804
Special	27,041	—	—	169,999	197,040
Total cash dividends	$35,839	$9,752	$9,366	$169,999	$224,956

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$2,105	$2,105	$2,101	$2,101	$8,412
Tax	6,305	7,092	7,055	6,751	27,203
Special	5,006	—	—	2,000	7,006
Total cash dividends	$13,416	$9,197	$9,156	$10,852	$42,621

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

During 2020, the Company paid quarterly cash dividends of $0.15 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

As a financial services provider, the Bank is routinely a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, at December 31, 2020 and 2019, there were no reserves for unfunded commitments. For additional information, see “Note 23 – Commitments and Contingencies” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2020.

	Payments Due In
	Less Than One	One to Three	Three to Five	More Than Five
	Year	Years	Years	Years	Total

	(dollars in thousands)
Time deposits (1)	$218,378	$64,640	$16,309	$147	$299,474
Subordinated notes (1)(2)	—	—	—	40,000	40,000
Junior subordinated debentures issued to capital trusts(1)(2)	—	—	—	38,765	38,765
Limited partnership investment (3)	1,695	—	—	—	1,695
Operating leases	144	173	104	—	421
Total	$220,217	$64,813	$16,413	$78,912	$380,355
Commitments to extend credit	$360,135	$88,096	$34,120	$47,840	$530,191
Standby letters of credit	$3,346	$1,683	$5,002	$—	$10,031

(1)	Excludes interest.
(2)	Represents amounts due to the recipient and does not include unamortized issuance costs or discounts.
(3)	This commitment represents amounts we are obligated to contribute to a limited partnership investment in accordance with the provisions of the respective limited partnership agreements. The capital contributions may be required at any time, and are therefore reflected in the "less than one year" category.

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are critical to the portrayal and understanding of the Company’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex. These estimates involve judgments, assumptions and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood. Further, changes in accounting standards could impact the Company’s critical accounting estimates. The following accounting estimates could be deemed critical:

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired using the acquisition method of accounting. Determining the fair value often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Goodwill is not amortized, instead, the Company assesses the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired.

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

We monitor the impact of changes in interest rates on our net interest income and economic value of equity (EVE) using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.

The following table sets forth, as of December 31, 2020 and 2019, the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
December 31, 2020
+400	$81,406	21.1%	$27,461	23.8%	$44,487	42.1%
+300	50,943	13.2	21,149	18.3	34,815	32.9
+200	11,166	2.9	14,272	12.4	24,197	22.9
+100	(26,976)	(7.0)	6,851	5.9	12,350	11.7
Flat	—	—	—	—	—	—
-100	29,295	7.6	(4,088)	(3.5)	(7,262)	(6.9)

December 31, 2019
+400	$200,797	37.8%	$28,585	23.5%	$35,711	30.0%
+300	165,809	31.2	22,265	18.3	28,128	23.7
+200	122,859	23.1	15,413	12.6	19,788	16.6
+100	68,303	12.8	8,061	6.6	10,550	8.9
Flat	—	—	—	—	—	—
-100	(106,615)	(20.1)	(12,878)	(10.6)	(17,568)	(14.8)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HBT FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

HBT Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HBT Financial, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Chicago, Illinois

March 12, 2021

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$24,912	$22,112
Interest-bearing deposits with banks	287,539	261,859
Cash and cash equivalents	312,451	283,971

Interest-bearing time deposits with banks	—	248
Debt securities available-for-sale, at fair value	922,869	592,404
Debt securities held-to-maturity (fair value of $72,441 in 2020 and $90,529 in 2019)	68,395	88,477
Equity securities	4,844	4,389
Restricted stock, at cost	2,498	2,425
Loans held for sale	14,713	4,531
Loans, net of allowance for loan losses of $31,838 in 2020 and $22,299 in 2019	2,215,168	2,141,527
Bank premises and equipment, net	52,904	53,987
Bank premises held for sale	121	121
Foreclosed assets	4,168	5,099
Goodwill	23,620	23,620
Core deposit intangible assets, net	2,798	4,030
Mortgage servicing rights, at fair value	5,934	8,518
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	14,255	13,951
Other assets	20,664	16,640
Total assets	$3,666,567	$3,245,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$882,939	$689,116
Interest-bearing	2,247,595	2,087,739
Total deposits	3,130,534	2,776,855

Securities sold under agreements to repurchase	45,736	44,433
Subordinated notes	39,238	—
Junior subordinated debentures issued to capital trusts	37,648	37,583
Other liabilities	49,494	53,314
Total liabilities	3,302,650	2,912,185

COMMITMENTS AND CONTINGENCIES (Notes 11 and 23)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 27,457,306 shares issued and outstanding	275	275
Surplus	190,875	190,524
Retained earnings	154,614	134,287
Accumulated other comprehensive income	18,153	7,832
Total stockholders’ equity	363,917	332,918
Total liabilities and stockholders’ equity	$3,666,567	$3,245,103

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$102,893	$117,296	$111,349
Federally tax exempt	2,303	2,846	2,685
Securities:
Taxable	13,179	14,854	14,459
Federally tax exempt	4,696	5,728	7,154
Interest-bearing deposits in bank	938	2,951	1,717
Other interest and dividend income	56	60	68
Total interest and dividend income	124,065	143,735	137,432

INTEREST EXPENSE
Deposits	4,221	7,932	5,887
Securities sold under agreements to repurchase	48	72	48
Borrowings	2	9	260
Subordinated notes	616	—	—
Junior subordinated debentures issued to capital trusts	1,573	1,922	1,795
Total interest expense	6,460	9,935	7,990
Net interest income	117,605	133,800	129,442
PROVISION FOR LOAN LOSSES	10,532	3,404	5,697
Net interest income after provision for loan losses	107,073	130,396	123,745

NONINTEREST INCOME
Card income	8,087	7,765	7,381
Service charges on deposit accounts	5,987	7,870	8,141
Wealth management fees	7,237	6,827	7,402
Mortgage servicing	2,978	3,143	3,261
Mortgage servicing rights fair value adjustment	(2,584)	(2,400)	629
Gains on sale of mortgage loans	8,835	3,092	2,872
Gains (losses) on securities	33	(5)	(2,663)
Gains (losses) on foreclosed assets	142	940	(1,337)
Gains (losses) on other assets	(71)	1,244	787
Title insurance activity	—	167	1,207
Other noninterest income	3,812	4,108	3,560
Total noninterest income	34,456	32,751	31,240

NONINTEREST EXPENSE
Salaries	50,616	49,003	49,123
Employee benefits	8,045	9,883	6,759
Occupancy of bank premises	6,580	6,867	7,352
Furniture and equipment	2,447	2,813	3,000
Data processing	6,742	5,570	5,234
Marketing and customer relations	3,476	3,873	4,211
Amortization of intangible assets	1,232	1,423	1,559
FDIC insurance	707	198	942
Loan collection and servicing	1,755	2,633	2,710
Foreclosed assets	557	676	772
Other noninterest expense	9,799	8,087	8,655
Total noninterest expense	91,956	91,026	90,317
INCOME BEFORE INCOME TAX EXPENSE	49,573	72,121	64,668
INCOME TAX EXPENSE	12,728	5,256	869
NET INCOME	$36,845	$66,865	$63,799

EARNINGS PER SHARE - BASIC	$1.34	$3.33	$3.54
EARNINGS PER SHARE - DILUTED	$1.34	$3.33	$3.54
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	27,457,306	20,090,270	18,047,332

UNAUDITED PRO FORMA C CORP EQUIVALENT INFORMATION (Note 1)
Historical income before income tax expense		$72,121	$64,668
Pro forma C Corp equivalent income tax expense		18,749	16,371
Pro forma C Corp equivalent net income		$53,372	$48,297

PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - BASIC		$2.66	$2.68
PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - DILUTED		$2.66	$2.68

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
NET INCOME	$36,845	$66,865	$63,799

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	15,272	12,458	(5,692)
Reclassification adjustment for losses on securities available-for-sale realized in income	—	—	2,541
Reclassification adjustment for amortization (accretion) of net unrealized gain (loss) on debt securities transferred to held-to-maturity	18	(264)	(382)
Unrealized losses on derivative instruments	(1,084)	(698)	(83)
Reclassification adjustment for net settlements on derivative instruments	238	(87)	(175)
Total other comprehensive income (loss), before tax	14,444	11,409	(3,791)
Income tax expense (benefit)	4,123	(711)	—
Total other comprehensive income (loss)	10,321	12,120	(3,791)
TOTAL COMPREHENSIVE INCOME	$47,166	$78,985	$60,008

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share and per unit data)
Balance, December 31, 2017	$3	$178	$32,288	$293,934	$(375)	$(2,112)	$323,916
Adoption of ASU 2016-01	—	—	—	122	(122)	—	—
Net income	—	—	—	63,799	—	—	63,799
Other comprehensive loss	—	—	—	—	(3,791)	—	(3,791)
Repurchase of common stock -Series A (43,180 shares)	—	—	—	—	—	(907)	(907)
Cash dividends ($2.36 per share)	—	—	—	(42,621)	—	—	(42,621)
Balance, December 31, 2018	3	178	32,288	315,234	(4,288)	(3,019)	340,396
Net income	—	—	—	66,865	—	—	66,865
Other comprehensive income	—	—	—	—	12,120	—	12,120
Reclassification of undistributed S-Corp earnings	—	—	20,472	(20,472)	—	—	—
Issuance of common stock - Voting, net of issuance costs (9,429,794 shares)	95	—	138,398	—	—	—	138,493
Conversion of common stock - Series A to common stock - Voting	178	(178)	—	—	—	—	—
Cancelation of 124,228 shares of treasury stock	(1)	—	(634)	(2,384)	—	3,019	—
Cash dividends ($12.48 per share)	—	—	—	(224,956)	—	—	(224,956)
Balance, December 31, 2019	275	—	190,524	134,287	7,832	—	332,918
Net income	—	—	—	36,845	—	—	36,845
Other comprehensive income	—	—	—	—	10,321	—	10,321
Stock-based compensation	—	—	351	—	—	—	351
Cash dividends ($0.60 per share)	—	—	—	(16,474)	—	—	(16,474)
Restricted stock unit cash dividend equivalents ($0.60 per unit)	—	—	—	(44)	—	—	(44)
Balance, December 31, 2020	$275	$—	$190,875	$154,614	$18,153	$—	$363,917

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,845	$66,865	$63,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,941	2,709	3,219
Provision for loan losses	10,532	3,404	5,697
Net amortization of debt securities	5,045	3,450	5,045
Amortization of unrealized gain on dedesignated cash flow hedge	(64)	(86)	—
Deferred income tax benefit	(339)	(2,695)	—
Stock-based compensation	351	—	—
Net accretion of discount and deferred loan fees on loans	(4,902)	(3,707)	(5,091)
Net realized loss on sales of securities	—	—	2,541
Net unrealized (gain) loss on equity securities	(33)	5	122
Net loss (gain) on sales of bank premises and equipment	2	(29)	6
Net gain on sales of bank premises held for sale	—	(448)	(734)
Impairment losses on bank premises held for sale	—	37	52
Net (gain) loss on sales of foreclosed assets	(348)	(1,048)	268
Gain on loan foreclosures	—	—	(96)
Write-down of foreclosed assets	213	563	1,165
Amortization of intangibles	1,232	1,423	1,559
Decrease in mortgage servicing rights	2,584	2,400	(629)
Amortization of discount and issuance costs on subordinated notes and debentures	92	66	66
Mortgage loans originated for sale	(370,112)	(150,652)	(128,514)
Proceeds from sale of mortgage loans	368,765	152,013	133,449
Net gain on sale of mortgage loans	(8,835)	(3,092)	(2,872)
Gain on sale of First Community Title Services, Inc.	—	(498)	—
(Increase) decrease in accrued interest receivable	(304)	1,349	(553)
(Increase) decrease in other assets	(1,090)	(516)	35
(Decrease) increase in other liabilities	(11,320)	17,579	1,460
Net cash provided by operating activities	31,255	89,092	79,994

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	248	—	496
Proceeds from sales of securities available-for-sale	—	—	104,303
Proceeds from paydowns, maturities, and calls of debt securities	222,999	201,472	171,462
Purchase of securities	(523,559)	(73,117)	(189,412)
Net increase in loans	(80,278)	(17,950)	(29,375)
Purchase of restricted stock	(73)	—	(2,374)
Proceeds from redemption of restricted stock	—	294	2,531
Purchases of bank premises and equipment	(1,861)	(2,107)	(1,656)
Proceeds from sales of bank premises and equipment	1	176	10
Proceeds from sales of bank premises held for sale	—	1,039	2,252
Proceeds from sales of foreclosed assets	2,079	5,460	6,851
Capital improvements to foreclosed assets	(6)	(41)	—
Cash received from sale of First Community Title Services, Inc.	—	114	—
Net cash (used in) provided by investing activities	(380,450)	115,340	65,088

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	353,679	(19,115)	(59,715)
Net increase (decrease) in repurchase agreements	1,303	(1,762)	8,357
Repayment of Federal Home Loan Bank borrowings	—	—	(29,000)
Issuance of subordinated notes, net of issuance costs	39,211	—	—
Issuance of common stock, net of issuance costs	—	138,493	—
Repurchase of common stock	—	—	(907)
Cash dividends and dividend equivalents paid	(16,518)	(224,956)	(42,621)
Net cash provided by (used in) financing activities	377,675	(107,340)	(123,886)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,480	97,092	21,196
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	283,971	186,879	165,683
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,451	$283,971	$186,879

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$6,441	$10,010	$7,826
Cash paid for income taxes	$17,451	$880	$851

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$1,074	$2,520	$2,518
Sales of foreclosed assets through loan origination	$67	$2,046	$1,220

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HBT Financial, Inc. (the Company) is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company (Heartland Bank or the Bank). The Bank provides a comprehensive suite of business, commercial, wealth management and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois. Additionally, the Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.

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

Merger of State Bank of Lincoln into Heartland Bank

On October 20, 2020, Heartland Bank and State Bank of Lincoln, both wholly-owned bank subsidiaries of the Company on that date, entered into a Bank Merger Agreement providing for the merger of State Bank of Lincoln into Heartland Bank. The merger was consummated on December 31, 2020, resulting in Heartland Bank being our sole bank subsidiary, with the branch locations in Lincoln, Illinois operating as “State Bank of Lincoln, a division of Heartland Bank and Trust Company.”

Loan Payment Modifications Related to COVID-19

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), along with a joint statement issued by banking regulatory agencies, provided that short-term loan payment modifications to borrowers experiencing financial hardship due to COVID-19 generally do not need to be accounted for as a troubled debt restructuring. As of December 31, 2020, the Company had loans totaling $27,986,000 that were granted a payment modification due to a COVID-19 related financial hardship and have not returned to regular payments. Substantially all modifications were in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers have received more than one loan payment modification.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Consolidation

The consolidated financial statements of HBT Financial, Inc. include the accounts of the Company and its wholly owned bank subsidiary, Heartland Bank.

The Company also has five wholly owned subsidiaries, Heartland Bancorp, Inc. Capital Trust B, Heartland Bancorp, Inc. Capital Trust C, Heartland Bancorp, Inc. Capital Trust D, FFBI Capital Trust I, and National Bancorp Statutory Trust I, which, in accordance with GAAP, are not consolidated as more fully described in Note 13.

Significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Pro Forma Income Statement Information

Effective October 11, 2019, the Company revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect state replacement taxes.

The unaudited pro forma C Corp equivalent income tax expense information gives effect to the income tax expense had the Company been a C Corporation during the years ended December 31, 2019 and 2018. The unaudited pro forma C Corp equivalent net income information, therefore, includes an adjustment for income tax expense as if the Company had been a C Corporation during the years ended December 31, 2019 and 2018.

The unaudited pro forma basic and diluted earnings per share information is computed using the unaudited pro forma C Corp equivalent net income and weighted average shares of common stock outstanding. There were no dilutive instruments outstanding during the years ended December 31, 2019 and 2018; therefore, the unaudited pro forma C Corp equivalent basic and diluted earnings per share amounts are the same.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, goodwill, and income taxes.

Business and Significant Concentrations of Credit Risk

The Company provides several types of loans to individuals, businesses, and municipal entities primarily located in their customer service areas. Real estate and commercial loans are principal areas of concentration. The Company also strives to meet the borrowing needs of the consumers in its market areas. Extension of credit is generally limited to the primary trade areas of the Company. Primary deposit products of the Bank are noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts, and term certificate of deposit accounts.

Cash and Cash Equivalents

For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and amounts due from banks, all of which have an original maturity within 90 days or less. Cash flows from loans and deposits are reported net.

Interest-Bearing Time Deposits with Banks

Interest-bearing time deposits with banks are carried at cost.

Debt Securities

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Debt securities available-for-sale are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses on debt securities available-for-sale are included in noninterest income when applicable and reported as a reclassification adjustment in other comprehensive income (loss). Gains and losses on sales of securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Any transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the period to maturity. There were no such transfers in 2020, 2019, and 2018.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock

Restricted stock, which consists of Federal Home Loan Bank of Chicago (FHLB) stock, is carried at cost and evaluated for impairment.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pass-Watch: A Pass-Watch loan is still considered a Pass credit and not a classified or criticized asset, but is a reflection of a borrower who exhibits credit weaknesses or downward trends warranting close attention and increased monitoring. These potential weaknesses may result in deterioration of the repayment prospects for the loan. No loss of principal or interest is expected, and the borrower does not pose sufficient risk to warrant classification.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commercial Real Estate - Non-owner Occupied: Consists of loans secured by commercial real estate for which the primary source of repayment is the sale or rental cash flows from the underlying collateral. These loans are underwritten based primarily on the historic or projected cash flow from the underlying collateral. Adverse economic developments or an overbuilt market typically impact commercial real estate projects. Trends in rental and vacancy rates of commercial properties impact the credit quality of these loans.

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

Municipal, Consumer and Other: Loans to municipalities include obligations of municipal entities and loans sponsored by municipal entities for the benefit of a private entity where that private entity, rather than the municipal entity, is responsible for repayment of the obligation. Consumer loans include loans to individuals for consumer purposes and typically consist of small balance loans. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of the consumer loans. Loans to other financial institutions, as well as leases, are also included.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the original cost over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead is subject to an annual impairment evaluation. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2020 and 2019, the Company’s evaluations of goodwill indicated that goodwill was not impaired.

Additionally, due to the economic weakness resulting from the COVID-19 pandemic, the Company completed a quantitative assessment of goodwill as of March 31, 2020 which indicated that goodwill was not impaired. Further goodwill impairment evaluations, which may result in goodwill impairment, may be necessary if events or circumstance changes would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Other identifiable intangible assets consist of core deposit intangible assets with definite useful lives which are being amortized using straight-line and accelerated methods over 10 years. The Company will periodically review the status of core deposit intangible assets for any events or circumstances which may change the recoverability of the underlying basis.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the individual assets using the straight-line method.

Bank Premises Held for Sale

Bank premises held for sale is carried at the lower of cost or fair value less estimated costs to sell. The bank premises are not depreciated while classified as held for sale.

As of December 31, 2020 and 2019, the related branch buildings classified as held for sale totaled $121,000. During the year ended December 31, 2020, there were no impairment losses on bank premises held for sale. During the years ended December 31, 2019, and 2018, there were impairment losses of $37,000 and $52,000, respectively, included in gains (losses) on other assets on the consolidated statements of income.

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

Wealth Management Assets and Fees

Assets of the wealth management department of the Bank are not included in the consolidated balance sheets as such assets are not assets of the Company or the Bank. Fee income generated from wealth management services is recorded in the consolidated statements of income as a source of noninterest income.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Through October 10, 2019, the Company, with the consent of its then current stockholders, elected to be taxed under sections of federal and state income tax law as an "S Corporation" which provides that, in lieu of Company income taxes, except for state replacement taxes, the stockholders separately account for their pro rata shares of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes, other than state replacement taxes, have been recognized in the accompanying consolidated financial statements prior to October 11, 2019. No provision has been made for any amounts which may be advanced or paid as dividends to the stockholders to assist them in paying their personal taxes on the income from the Company.

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

With regard to uncertain tax matters, the Company recognizes in the consolidated financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. Management has analyzed the tax positions taken by the Company and concluded as of December 31, 2020 and 2019, there are no uncertain tax positions taken or expected to be taken that require recognition of a liability or disclosure in the consolidated financial statements. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to federal or state income tax examinations for years prior to 2017.

Derivative Financial Instruments

As part of the Company’s asset/liability management, the Company uses interest rate swaps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities, or pools of assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability "cash flow" hedge. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from Contracts with Customers

ASC Topic 606, Revenue from Contracts with Customers, requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve this, the Company takes the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the Company satisfies a performance obligation. The non-interest revenue streams that are considered to be in the scope of this guidance are discussed below.

Card income: Consists of debit and credit card interchange fees. For debit and credit card transactions, the Company considers the merchant as the customer for interchange revenue with the performance obligation being satisfied when the cardholder purchases goods or services from the merchant. Interchange revenue is recognized as the services are provided. Payment is typically received daily.

Service charges on deposit accounts: Consists of account analysis fees, monthly service fees, and other deposit account related fees. The Company’s performance obligation account analysis fees and monthly service fees are ongoing and either party may cancel at any time. These fees are generally recognized as the services are rendered on a monthly basis. Payment is typically received monthly. Other deposit account related fees are largely transaction based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for other deposit account related fees is primarily received immediately through a direct charge to customers’ accounts.

Wealth management fees: Consists of revenue from the management and advisement of client assets and trust administration. The Company’s performance obligation is generally satisfied over time, and the fees are recognized monthly. Payment is typically received quarterly or annually.

Title insurance activity: Consists of fees related to real estate sale closings, title search fees, and title insurance premiums with First Community Title Services, Inc. acting as an agent. The Company’s performance obligations were generally satisfied and payment was typically received at the time a real estate transaction was finalized. In 2019, First Community Title Services, Inc. was sold, and the Company did not have title insurance activity revenue in subsequent periods.

Segment Reporting

The Company’s operations consist of one reportable segment called community banking. While the Company’s management monitored operations and profitability of Heartland Bank and State Bank of Lincoln separately, these subsidiaries have been aggregated into one reportable segment due to the similarities in products and services, customer base, operations, profitability measures, and economic characteristics.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

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

NOTE 2 – RESTRICTED CASH AND DUE FROM BANKS

The Federal Reserve Bank required the Bank to maintain balances on reserve of $23,100,000 as of December 31, 2019. There was no reserve requirement by the Federal Reserve Bank as of December 31, 2020.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SECURITIES

The carrying balances of the securities were as follows:

	December 31,	December 31,
	2020	2019

	(dollars in thousands)
Debt securities available-for-sale	$922,869	$592,404
Debt securities held-to-maturity	68,395	88,477
Equity securities:
Readily determinable fair value	3,292	3,241
No readily determinable fair value	1,552	1,148
Total securities	$996,108	$685,270

Sales of securities were as follows during the years ended December 31:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Proceeds from sales	$—	—	$104,303
Gross realized gains	—	—	281
Gross realized losses	—	—	(2,822)

Gains (losses) on securities were as follows during the years ended December 31:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Net realized losses on sales	$—	—	$(2,541)
Net unrealized gains (losses) on equity securities:
Readily determinable fair value	33	160	(122)
No readily determinable fair value	—	(165)	—
Gains (losses) on securities	$33	(5)	$(2,663)

The $165,000 unrealized loss on equity securities with no readily determinable fair value during the year ended December 31, 2019 reflects a downward adjustment based on observable price changes of an identical investment.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$118,282	$3,720	$(9)	$121,993
Municipal	265,309	9,232	(280)	274,261
Mortgage-backed:
Agency residential	198,543	4,871	(162)	203,252
Agency commercial	246,649	4,651	(534)	250,766
Corporate	70,917	1,786	(106)	72,597
Total available-for-sale	899,700	24,260	(1,091)	922,869
Held-to-maturity:
Municipal	22,484	1,390	—	23,874
Mortgage-backed:
Agency residential	13,031	452	—	13,483
Agency commercial	32,880	2,222	(18)	35,084
Total held-to-maturity	68,395	4,064	(18)	72,441
Total debt securities	$968,095	$28,324	$(1,109)	$995,310

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$49,113	$529	$(27)	$49,615
Municipal	131,241	2,503	(6)	133,738
Mortgage-backed:
Agency residential	198,184	2,780	(286)	200,678
Agency commercial	133,730	1,516	(292)	134,954
Corporate	72,239	1,180	—	73,419
Total available-for-sale	584,507	8,508	(611)	592,404
Held-to-maturity:
Municipal	45,239	1,340	—	46,579
Mortgage-backed:
Agency residential	19,072	161	(170)	19,063
Agency commercial	24,166	775	(54)	24,887
Total held-to-maturity	88,477	2,276	(224)	90,529
Total debt securities	$672,984	$10,784	$(835)	$682,933

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, the Bank had securities with a carrying value of $308,064,000 and $284,895,000, respectively, which were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 41% of the obligations of local municipalities portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2020. Approximately 75% of such securities were general obligation issues as of December 31, 2020.

The amortized cost and fair value of debt securities by contractual maturity, as of December 31, 2020, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$28,332	$28,626	$1,396	$1,424
Due after 1 year through 5 years	82,778	85,859	13,895	14,806
Due after 5 years through 10 years	210,971	218,710	6,302	6,723
Due after 10 years	132,427	135,656	891	921

Mortgage-backed:
Agency residential	198,543	203,252	13,031	13,483
Agency commercial	246,649	250,766	32,880	35,084
Total	$899,700	$922,869	$68,395	$72,441

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2020	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(9)	$5,919	$—	$—	$(9)	$5,919
Municipal	(280)	19,652	—	—	(280)	19,652
Mortgage-backed:
Agency residential	(142)	20,387	(20)	4,490	(162)	24,877
Agency commercial	(524)	57,126	(10)	3,449	(534)	60,575
Corporate	(106)	4,849	—	—	(106)	4,849
Total available-for-sale	(1,061)	107,933	(30)	7,939	(1,091)	115,872
Held-to-maturity:
Mortgage-backed:
Agency commercial	(18)	2,983	—	—	(18)	2,983
Total held-to-maturity	(18)	2,983	—	—	(18)	2,983
Total debt securities	$(1,079)	$110,916	$(30)	$7,939	$(1,109)	$118,855

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2019	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(26)	$18,865	$(1)	$1,998	$(27)	$20,863
Municipal	(6)	894	—	—	(6)	894
Mortgage-backed:
Agency residential	(108)	25,563	(178)	27,296	(286)	52,859
Agency commercial	(100)	20,056	(192)	15,704	(292)	35,760
Total available-for-sale	(240)	65,378	(371)	44,998	(611)	110,376
Held-to-maturity:
Mortgage-backed:
Agency residential	(30)	2,516	(140)	9,002	(170)	11,518
Agency commercial	(47)	7,016	(7)	599	(54)	7,615
Total held-to-maturity	(77)	9,532	(147)	9,601	(224)	19,133
Total debt securities	$(317)	$74,910	$(518)	$54,599	$(835)	$129,509

As of December 31, 2020, there were 8 securities in an unrealized loss position for a period of twelve months or more, and 60 securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in interest rates in the bond market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these securities are deemed to be temporary.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer.

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses, are as follows:

		Cumulative
		Net Unrealized
December 31, 2020	Initial Cost	Gains (Losses)	Carrying Value

	(dollars in thousands)
Readily determinable fair value	$3,098	$194	$3,292
No readily determinable fair value	1,717	(165)	1,552
Total equity securities	$4,815	$29	$4,844

		Cumulative
		Net Unrealized
December 31, 2019	Initial Cost	Gains (Losses)	Carrying Value

	(dollars in thousands)
Readily determinable fair value	$3,080	$161	$3,241
No readily determinable fair value	1,313	(165)	1,148
Total equity securities	$4,393	$(4)	$4,389

As of December 31, 2020 and 2019, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflects downward adjustments based on observable price changes of an identical investment. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans as of December 31, 2020 and 2019 are summarized as follows:

	December 31,	December 31,
	2020	2019

	(dollars in thousands)
Commercial and industrial	$393,312	$307,175
Agricultural and farmland	222,723	207,776
Commercial real estate - owner occupied	222,360	231,162
Commercial real estate - non-owner occupied	520,395	579,757
Multi-family	236,391	179,073
Construction and land development	225,652	224,887
One-to-four family residential	306,775	313,580
Municipal, consumer, and other	119,398	120,416
Loans, before allowance for loan losses	2,247,006	2,163,826
Allowance for loan losses	(31,838)	(22,299)
Loans, net of allowance for loan losses	$2,215,168	$2,141,527

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$153,860	$—
Agricultural and farmland	3,049	—
Municipal, consumer, and other	6,587	—
Total PPP loans	$163,496	$—

The following tables detail activity in the allowance for loan losses for the years ended December 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2017	$5,411	$2,385	$1,510	$2,476	$997	$2,981	$2,723	$1,282	$19,765
Provision for loan losses	(532)	265	3,294	264	109	993	984	320	5,697
Charge-offs	(1,446)	—	(2,352)	(237)	(194)	(58)	(1,415)	(783)	(6,485)
Recoveries	315	—	54	141	—	260	490	272	1,532
Balance, December 31, 2018	3,748	2,650	2,506	2,644	912	4,176	2,782	1,091	20,509
Provision for loan losses	1,139	146	(376)	1,110	153	(1,640)	513	2,359	3,404
Charge-offs	(886)	(30)	(407)	(111)	(41)	(9)	(1,105)	(684)	(3,273)
Recoveries	440	—	56	20	—	450	350	343	1,659
Balance, December 31, 2019	4,441	2,766	1,779	3,663	1,024	2,977	2,540	3,109	22,299
Provision for loan losses	677	(1,946)	961	7,862	933	1,032	(894)	1,907	10,532
Charge-offs	(1,784)	(27)	(39)	(349)	—	(27)	(155)	(587)	(2,968)
Recoveries	595	—	440	75	—	250	310	305	1,975
Balance, December 31, 2020	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investments in loans and the allowance for loan losses by category as of December 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$387,072	$217,077	$201,417	$480,165	$234,252	$219,822	$287,845	$105,796	$2,133,446
Individually evaluated for impairment	5,312	4,793	13,132	25,993	876	3,809	10,343	13,546	77,804
Acquired with deteriorated credit quality	928	853	7,811	14,237	1,263	2,021	8,587	56	35,756
Total	$393,312	$222,723	$222,360	$520,395	$236,391	$225,652	$306,775	$119,398	$2,247,006

Allowance for loan losses:
Collectively evaluated for impairment	$2,736	$771	$2,306	$6,736	$1,950	$3,984	$1,237	$1,432	$21,152
Individually evaluated for impairment	1,193	22	429	4,255	—	222	560	3,301	9,982
Acquired with deteriorated credit quality	—	—	406	260	7	26	4	1	704
Total	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2019	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$294,006	$192,722	$211,744	$561,277	$176,273	$217,708	$291,624	$106,448	$2,051,802
Individually evaluated for impairment	10,733	13,966	10,927	3,398	1,324	3,782	11,349	13,872	69,351
Acquired with deteriorated credit quality	2,436	1,088	8,491	15,082	1,476	3,397	10,607	96	42,673
Total	$307,175	$207,776	$231,162	$579,757	$179,073	$224,887	$313,580	$120,416	$2,163,826

Allowance for loan losses:
Collectively evaluated for impairment	$1,926	$2,576	$1,486	$3,591	$1,019	$2,283	$1,684	$931	$15,496
Individually evaluated for impairment	2,170	105	270	70	—	567	822	2,176	6,180
Acquired with deteriorated credit quality	345	85	23	2	5	127	34	2	623
Total	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loans individually evaluated for impairment by category of loans as of December 31:

	Unpaid
	Principal	Recorded	Related
December 31, 2020	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,737	$2,725	$1,193
Agricultural and farmland	169	168	22
Commercial real estate - owner occupied	3,072	3,040	429
Commercial real estate - non-owner occupied	20,726	20,394	4,255
Multi-family	—	—	—
Construction and land development	2,081	2,055	222
One-to-four family residential	2,963	2,739	560
Municipal, consumer, and other	12,207	12,181	3,301
Total	$43,955	$43,302	$9,982

With no related allowance:
Commercial and industrial	$3,322	$2,587	$—
Agricultural and farmland	4,625	4,625	—
Commercial real estate - owner occupied	10,164	10,092	—
Commercial real estate - non-owner occupied	5,727	5,599	—
Multi-family	876	876	—
Construction and land development	1,762	1,754	—
One-to-four family residential	9,325	7,604	—
Municipal, consumer, and other	1,431	1,365	—
Total	$37,232	$34,502	$—

Total
Commercial and industrial	$6,059	$5,312	$1,193
Agricultural and farmland	4,794	4,793	22
Commercial real estate - owner occupied	13,236	13,132	429
Commercial real estate - non-owner occupied	26,453	25,993	4,255
Multi-family	876	876	—
Construction and land development	3,843	3,809	222
One-to-four family residential	12,288	10,343	560
Municipal, consumer, and other	13,638	13,546	3,301
Total	$81,187	$77,804	$9,982

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unpaid
	Principal	Recorded	Related
December 31, 2019	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$4,292	$4,292	$2,170
Agricultural and farmland	590	590	105
Commercial real estate - owner occupied	830	830	270
Commercial real estate - non-owner occupied	99	99	70
Multi-family	—	—	—
Construction and land development	3,679	3,679	567
One-to-four family residential	3,401	3,390	822
Municipal, consumer, and other	9,138	9,111	2,176
Total	$22,029	$21,991	$6,180

With no related allowance:
Commercial and industrial	$6,438	$6,441	$—
Agricultural and farmland	13,369	13,376	—
Commercial real estate - owner occupied	10,089	10,097	—
Commercial real estate - non-owner occupied	3,297	3,299	—
Multi-family	1,328	1,324	—
Construction and land development	104	103	—
One-to-four family residential	7,986	7,959	—
Municipal, consumer, and other	4,775	4,761	—
Total	$47,386	$47,360	$—

Total
Commercial and industrial	$10,730	$10,733	$2,170
Agricultural and farmland	13,959	13,966	105
Commercial real estate - owner occupied	10,919	10,927	270
Commercial real estate - non-owner occupied	3,396	3,398	70
Multi-family	1,328	1,324	—
Construction and land development	3,783	3,782	567
One-to-four family residential	11,387	11,349	822
Municipal, consumer, and other	13,913	13,872	2,176
Total	$69,415	$69,351	$6,180

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans during the years ended December 31:

	Year Ended December 31,
	2020		2019		2018
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$3,031	$169	$5,275	$152	$4,274	$106
Agricultural and farmland	273	9	464	12	566	16
Commercial real estate - owner occupied	1,622	98	874	43	3,574	67
Commercial real estate - non-owner occupied	6,345	220	101	7	640	7
Multi-family	—	—	—	—	1,472	66
Construction and land development	2,441	116	3,988	171	2,593	161
One-to-four family residential	3,120	110	3,414	79	3,377	82
Municipal, consumer, and other	10,617	286	9,284	396	302	5
Total	$27,449	$1,008	$23,400	$860	$16,798	$510

With no related allowance:
Commercial and industrial	$4,004	$251	$6,744	$206	$5,093	$59
Agricultural and farmland	11,061	561	14,826	824	8,815	526
Commercial real estate - owner occupied	11,056	528	10,190	483	12,217	384
Commercial real estate - non-owner occupied	14,412	458	3,465	131	7,110	147
Multi-family	447	10	1,344	9	355	17
Construction and land development	892	23	107	4	528	3
One-to-four family residential	8,022	316	8,360	240	10,706	168
Municipal, consumer, and other	3,089	115	4,874	104	297	5
Total	$52,983	$2,262	$49,910	$2,001	$45,121	$1,309

Total
Commercial and industrial	$7,035	$420	$12,019	$358	$9,367	$165
Agricultural and farmland	11,334	570	15,290	836	9,381	542
Commercial real estate - owner occupied	12,678	626	11,064	526	15,791	451
Commercial real estate - non-owner occupied	20,757	678	3,566	138	7,750	154
Multi-family	447	10	1,344	9	1,827	83
Construction and land development	3,333	139	4,095	175	3,121	164
One-to-four family residential	11,142	426	11,774	319	14,083	250
Municipal, consumer, and other	13,706	401	14,158	500	599	10
Total	$80,432	$3,270	$73,310	$2,861	$61,919	$1,819

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investment in loans by category based on current payment and accrual status as of December 31:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2020	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$392,490	$—	$—	$822	$393,312
Agricultural and farmland	222,723	—	—	—	222,723
Commercial real estate - owner occupied	221,308	112	—	940	222,360
Commercial real estate - non-owner occupied	516,387	—	—	4,008	520,395
Multi-family	236,391	—	—	—	236,391
Construction and land development	225,508	—	—	144	225,652
One-to-four family residential	301,282	984	595	3,914	306,775
Municipal, consumer, and other	119,055	211	21	111	119,398
Total	$2,235,144	$1,307	$616	$9,939	$2,247,006

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2019	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$301,975	$558	$—	$4,642	$307,175
Agricultural and farmland	201,519	—	—	6,257	207,776
Commercial real estate - owner occupied	228,218	941	—	2,003	231,162
Commercial real estate - non-owner occupied	579,626	131	—	—	579,757
Multi-family	177,696	—	—	1,377	179,073
Construction and land development	224,716	140	—	31	224,887
One-to-four family residential	307,712	1,329	75	4,464	313,580
Municipal, consumer, and other	119,898	247	26	245	120,416
Total	$2,141,360	$3,346	$101	$19,019	$2,163,826

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present total loans by category based on their assigned risk ratings determined by management as of December 31:

December 31, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$368,843	$18,258	$6,211	$—	$393,312
Agricultural and farmland	191,662	25,540	5,521	—	222,723
Commercial real estate - owner occupied	176,823	31,990	13,547	—	222,360
Commercial real estate - non-owner occupied	432,752	58,699	28,944	—	520,395
Multi-family	204,449	31,066	876	—	236,391
Construction and land development	193,646	28,193	3,813	—	225,652
One-to-four family residential	280,198	14,526	12,051	—	306,775
Municipal, consumer, and other	105,539	312	13,547	—	119,398
Total	$1,953,912	$208,584	$84,510	$—	$2,247,006

December 31, 2019	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,645	$27,114	$12,416	$—	$307,175
Agricultural and farmland	180,735	12,267	14,774	—	207,776
Commercial real estate - owner occupied	198,710	21,745	10,707	—	231,162
Commercial real estate - non-owner occupied	531,694	46,092	1,971	—	579,757
Multi-family	175,807	1,771	1,495	—	179,073
Construction and land development	217,120	3,582	4,185	—	224,887
One-to-four family residential	287,036	13,546	12,998	—	313,580
Municipal, consumer, and other	106,063	479	13,874	—	120,416
Total	$1,964,810	$126,596	$72,420	$—	$2,163,826

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial effect of troubled debt restructurings for the years ended December 31:

				Charge-offs
		Recorded Investment		and Specific
Year Ended December 31, 2020	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial real estate - owner occupied	1	$853	$853	$—
Total	1	$853	$853	$—

				Charge-offs
		Recorded Investment		and Specific
Year Ended December 31, 2019	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial and industrial	3	$516	$516	$—
Agricultural and farmland	2	392	392	—
Commercial real estate - owner occupied	1	170	170	—
One-to-four family residential	1	21	21	—
Total	7	$1,099	$1,099	$—

				Charge-offs
		Recorded Investment		and Specific
Year Ended December 31, 2018	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial and industrial	2	$296	$296	$157
Agricultural and farmland	1	171	171	—
Commercial real estate - owner occupied	2	5,173	5,189	47
One-to-four family residential	4	1,230	1,255	480
Total	9	$6,870	$6,911	$684

During the years ended December 31, 2020, 2019, and 2018, all troubled debt restructurings were the result of a payment concession.

The following table presents the recorded investment of troubled debt restructurings which had subsequent payment defaults within 12 months following the modification as of December 31:

	December 31,	December 31,	December 31,
	2020	2019	2018

	(dollars in thousands)
Commercial and industrial	$—	$—	$47
Agricultural and farmland	—	98	166
Commercial real estate - owner occupied	—	—	172
One-to-four family residential	—	—	542
Total	$—	$98	$927

For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, the Company had $8,950,000 and $9,315,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows for the years ended December 31:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Beginning balance	$1,662	$2,101	$2,723
Reclassification from non-accretable difference	288	822	2,092
Accretion income	(553)	(1,261)	(2,714)
Ending balance	$1,397	$1,662	$2,101

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, not included in the accompanying consolidated balance sheets, amounted to $1,090,219,000 and $1,152,535,000 as of December 31, 2020 and 2019, respectively. Activity in mortgage servicing rights is as follows for years ended December 31:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Beginning balance	$8,518	$10,918	$10,289
Capitalized servicing rights	1,981	1,018	885
Fair value adjustment:
Attributable to payments and principal reductions	(2,364)	(1,614)	(1,350)
Attributable to changes in valuation inputs and assumptions	(2,201)	(1,804)	1,094
Total fair value adjustment	(4,565)	(3,418)	(256)
Ending balance	$5,934	$8,518	$10,918

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation as of December 31 as follows:

	2020	2019

	(dollars in thousands)
Land, buildings, and improvements	$75,790	$75,878
Furniture, fixtures, and equipment	23,035	21,200
Total bank premises and equipment	98,825	97,078
Less accumulated depreciation	45,921	43,091
Total bank premises and equipment, net	$52,904	$53,987

Depreciation expense by category for the years ended December 31 is as follows:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Buildings and improvements	$1,761	$1,813	$2,107
Furniture, fixtures, and equipment	1,180	896	1,112
Total depreciation expense	$2,941	$2,709	$3,219

NOTE 7 – FORECLOSED ASSETS

Foreclosed assets activity is as follows for the years ended December 31:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Beginning balance	$5,099	$9,559	$16,545
Transfers from loans	1,074	2,520	2,518
Capitalized improvements	6	41	—
Proceeds from sales	(2,079)	(5,460)	(6,851)
Sales through loan origination	(67)	(2,046)	(1,220)
Net gain (loss) on sales	348	1,048	(268)
Direct write-downs	(213)	(563)	(1,165)
Ending balance	$4,168	$5,099	$9,559

Gains (losses) on foreclosed assets includes the following for the years ended December 31:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Direct write-downs	$(213)	$(563)	$(1,165)
Net gain (loss) on sales	348	1,048	(268)
Guarantee reimbursements	7	80	—
Gain on settlement	—	375	—
Gain on foreclosure	—	—	96
Gains (losses) on foreclosed assets	$142	$940	$(1,337)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of foreclosed one-to-four family residential real estate property as of December 31, 2020 and 2019, was $868,000 and $1,037,000, respectively. As of December 31, 2020, there were 11 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $1,526,000. As of December 31, 2019, there were 10 residential real estate loans in the process of foreclosure totaling approximately $588,000.

NOTE 8 – CORE DEPOSIT INTANGIBLE ASSETS

Core deposit intangible assets as of December 31 are as follows:

	2020	2019

	(dollars in thousands)
Gross carrying amount	$21,718	$21,718
Accumulated amortization	(18,920)	(17,688)
Core deposit intangible assets, net	$2,798	$4,030

Amortization of core deposit intangible assets for the years subsequent to December 31, 2020 is expected to be as follows (dollars in thousands):

Year ended December 31,
2021	$1,047
2022	852
2023	330
2024	316
2025	253
Total	$2,798

NOTE 9 – DEPOSITS

The Company’s deposits are summarized below as December 31:

	December 31, 2020	December 31, 2019

	(dollars in thousands)
Noninterest-bearing deposits	$882,939	$689,116
Interest-bearing deposits:
Interest-bearing demand	968,592	814,639
Money market	462,056	477,765
Savings	517,473	438,927
Time	299,474	356,408
Total interest-bearing deposits	2,247,595	2,087,739
Total deposits	$3,130,534	$2,776,855

Money market deposits include $6,489,000 and $14,309,000 of reciprocal transaction deposits as of December 31, 2020 and 2019, respectively. Time deposits include $3,164,000 and $3,538,000 of reciprocal time deposits as of December 31, 2020 and 2019, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $26,687,000 and $44,754,000 as of December 31, 2020 and 2019, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $99,649,000 and $130,293,000 as of December 31, 2020 and 2019, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, the scheduled maturities of time deposits are as follows (dollars in thousands):

Year ended December 31,
2021	$218,378
2022	49,776
2023	14,864
2024	8,208
2025	8,101
Thereafter	147
Total	$299,474

The components of interest expense on deposits for the years ended December 31 are as follows:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Interest-bearing demand	$647	$1,474	$1,378
Money market	697	1,837	685
Savings	196	278	283
Time	2,681	4,343	3,541
Total interest expense on deposits	$4,221	$7,932	$5,887

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

All repurchase agreements are sweep instruments. The securities underlying the agreements as of December 31, 2020 and 2019 were under the Company’s control in safekeeping at third-party financial institutions, and included debt securities.

Information pertaining to securities sold under agreements to repurchase as of December 31 is as follows:

	2020	2019

	(dollars in thousands)
Balance at end of year	$45,736	$44,433
Weighted average rate as of end of year	0.06%	0.20%
Fair value of securities underlying the agreements	$62,472	$57,760
Carrying value of securities underlying the agreements	$62,415	$57,760

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of December 31, 2020 and 2019. Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of December 31, 2020 and 2019 was $493,690,000 and $548,229,000, respectively. As of December 31, 2020 and 2019, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Bank’s participation in the FHLB’s Mortgage Partnership Finance Program.

The Bank also had available borrowings through the discount window of the Federal Reserve Bank of Chicago (FRB). Available borrowings are based on the collateral pledged. As of December 31, 2020 and 2019, the carrying value of securities pledged amounted to $499,000 and $515,000, respectively. There was no outstanding balance from the FRB discount window as of December 31, 2020 and 2019.

NOTE 12 – SUBORDINATED NOTES

On September 3, 2020, the Company issued $40,000,000 of fixed-to-floating rate subordinated notes that mature on September 15, 2030. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 4.50% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest is payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after September 15, 2025. If the subordinated notes are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The transaction resulted in debt issuance costs of $789,000 which will be amortized over 10 years. As of December 31, 2020, 100% of the subordinated notes qualified as Tier 2 capital.

The face value and carrying value of the subordinated notes are summarized below:

	December 31, 2020	December 31, 2019

	(dollars in thousands)
Subordinated notes, at face value	$40,000	$—
Unamortized issuance costs	(762)	—
Subordinated notes, at carrying value	$39,238	$—

NOTE 13 – JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the junior subordinated debentures are summarized as follows:

	December 31, 2020	December 31, 2019

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	5,773	5,773
Total junior subordinated debentures, at face value	38,765	38,765
National Bancorp Statutory Trust I unamortized discount	(1,117)	(1,182)
Total junior subordinated debentures, at carrying value	$37,648	$37,583

The interest rates on the subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date immediately preceding each Distribution Payment Date specific to each junior subordinated debenture, plus a fixed percentage. The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		December 31,	December 31,	Maturity
	Interest Rate		2020	2019	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	2.99%	4.74%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	1.75	3.42	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	1.57	3.24	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	3.04	4.79	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	3.12	4.79	December 31, 2037

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events in default, to defer payments of interest on the junior subordinated debentures at any time by extending the interest payment period for a period not exceeding 10 quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the junior subordinated debentures. The capital securities are subject to mandatory redemption upon payment of the junior subordinated debentures and carry an interest rate identical to that of the related debenture. The junior subordinated debentures maturity dates may be shortened if certain conditions are met, or at any time within 90 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of the junior subordinated debentures or the capital securities. If the junior subordinated debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The Company has the right to terminate each Capital Trust and cause the junior subordinated debentures to be distributed to the holders of the capital securities in liquidation of such trusts.

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of December 31, 2020 and 2019, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	December 31, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

(dollars in thousands)
Fair value recorded in other liabilities	$17,000	$(1,458)	$17,000	$(676)

As of December 31, 2020, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of December 31, 2020 and 2019, the Company had cash pledged and held on deposit at counterparties of $1,630,000 and $710,000, respectively.

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

For the years ended December 31, 2020, 2019, and 2018, the effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income to income	other comprehensive income
	Year Ended December 31,
	2020	2019	2018

Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$64	$116	$175
Junior subordinated debentures interest expense	(302)	(29)	—
Total	$(238)	$87	$175

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	December 31, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$122,313	$15,360	$114,140	$8,532
Interest rate swaps with a financial institution counterparty	—	—	24,216	110
Total fair value recorded in other assets	$122,313	$15,360	$138,356	$8,642

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$24,216	$(110)
Interest rate swaps with a financial institution counterparty	122,313	(15,360)	114,140	(8,532)
Total fair value recorded in other liabilities	$122,313	$(15,360)	$138,356	$(8,642)

As of December 31, 2020, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of December 31, 2020 and 2019, the Company had $15,490,000 and $8,713,000, respectively, of debt securities pledged and held in safekeeping at the financial institution counterparty.

For the years ended December 31, 2020, 2019 and 2018, the effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Year Ended December 31,
	2020	2019	2018

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$24,758	$13,537	$1,758
Gross losses	(24,758)	(13,500)	(1,758)
Net gains	$—	$37	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss) for the years ended December 31:

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Balance, December 31, 2017	$(1,288)	$504	$409	$(375)
Adoption of ASU 2016-01	(122)	—	—	(122)
Other comprehensive loss before reclassifications	(5,692)	—	(83)	(5,775)
Reclassifications	2,541	(382)	(175)	1,984
Other comprehensive loss	(3,151)	(382)	(258)	(3,791)
Balance, December 31, 2018	(4,561)	122	151	(4,288)
Other comprehensive income (loss) before reclassifications	12,458	—	(698)	11,760
Reclassifications	—	(264)	(87)	(351)
Other comprehensive income (loss), before tax	12,458	(264)	(785)	11,409
Income tax (benefit) expense	(762)	(11)	62	(711)
Other comprehensive income (loss), after tax	13,220	(253)	(847)	12,120
Balance, December 31, 2019	8,659	(131)	(696)	7,832
Other comprehensive income (loss) before reclassifications	15,272	—	(1,084)	14,188
Reclassifications	—	18	238	256
Other comprehensive income (loss), before tax	15,272	18	(846)	14,444
Income tax expense (benefit)	4,353	5	(235)	4,123
Other comprehensive income (loss), after tax	10,919	13	(611)	10,321
Balance, December 31, 2020	$19,578	$(118)	$(1,307)	$18,153

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

The amounts reclassified from accumulated other comprehensive income (loss) for the fair value of derivative instruments represent net interest payments received or made on derivatives designated as cash flow hedges. See Note 14 for additional information.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state income tax rate. In connection with the conversion of tax status, the Company recognized a deferred tax asset of $534,000 and an income tax benefit of $534,000.

In recording the impact of the conversion to a C Corporation, the Company recorded a deferred income tax expense of $2,741,000 related to the unrealized gains (losses) on debt securities and derivatives, through the income statement in accordance with ASC 740-20-45-8; therefore, the amount shown in other comprehensive income has not been reduced by the above expense. This difference will remain in accumulated other comprehensive income until the underlying securities are sold or mature and the underlying cash flow hedging relationships terminate in accordance with the portfolio approach allowed under ASC 740.

Allocation of income tax expense between current and deferred portions for the years ended December 31 is as follows:

	2020	2019	2018

	(dollars in thousands)
Current
Federal	$8,358	$4,849	$—
State	4,709	3,102	869
Total current	13,067	7,951	869

Deferred
Federal	(226)	(1,437)	—
State	(113)	(724)	—
Change in tax status	—	(534)	—
Total deferred	(339)	(2,695)	—
Income tax expense	$12,728	$5,256	$869

Income tax expense differs from the statutory federal rate for the years ended December 31 due to the following:

	2020		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$10,410	21.0%	$3,933	5.5%	$—	—%
Increase (decrease) resulting from:
Federally tax exempt interest income	(1,470)	(3.0)	(372)	(0.5)	—	—
State taxes, net of federal benefit	3,631	7.4	2,212	3.1	869	1.3
Change in tax status	—	—	(534)	(0.8)	—	—
Other	157	0.3	17	—	—	—
Income tax expense	$12,728	25.7%	$5,256	7.3%	$869	1.3%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2020	2019

	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$9,046	$6,309
Compensation related	2,301	5,859
Deferred loan fees	1,595	497
Nonaccrual interest	660	858
Foreclosed assets	45	574
Goodwill	336	531
Other	1,046	785
Total deferred tax assets	15,029	15,413

Deferred tax liabilities
Fixed asset depreciation	4,361	4,201
Mortgage servicing rights	1,692	2,428
Other purchase accounting adjustments	1,115	1,356
Intangible assets	580	841
Prepaid assets	685	504
Net unrealized gain on debt securities available-for-sale	6,604	2,251
Other	370	426
Total deferred tax liabilities	15,407	12,007
Net deferred tax (liability) asset	$(378)	3,406

NOTE 17 – EARNINGS PER SHARE

ASC 260, Earnings Per Share, requires unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The Company has granted restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding restricted stock units were vested. During the year ended December 31, 2020, the restricted stock units were considered anti-dilutive and excluded from the calculation of common stock equivalents. There were no restricted stock units outstanding during the years ended December 31, 2019 and 2018.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Numerator:
Net income	$36,845	$66,865	$63,799
Earnings allocated to unvested restricted stock units	(93)	—	—
Numerator for earnings per share - basic and diluted	$36,752	$66,865	$63,799

Denominator:
Weighted average common shares outstanding	27,457,306	20,090,270	18,047,332
Dilutive effect of outstanding restricted stock units	—	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,457,306	20,090,270	18,047,332

Earnings per share - Basic	$1.34	$3.33	$3.54
Earnings per share - Diluted	$1.34	$3.33	$3.54

NOTE 18 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (the SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved termination of the SERP agreements, and a lump sum payment was made in June 2020 to each participant equal to the present value of any remaining installment payments. As of December 31, 2020, there was no remaining deferred compensation liability for the SERP. As of December 31, 2019, the deferred compensation liability for the SERP was $12,789,000. During the years ended December 31, 2020, 2019, and 2018, the Company recognized deferred compensation expense for the SERP of $1,660,000, $4,291,000, and 505,000, respectively.

NOTE 19 – EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

During the years ended December 31, 2020, 2019, and 2018, the Company’s profit sharing plan contribution expense amounted to $1,118,000, $1,223,000, and $1,109,000, respectively. The Company’s contributions vest to employees ratably over a six-year period.

Medical Insurance Benefits

The Company is partially self-insured for medical claims filed by its employees. As of December 31, 2020 and 2019, the Company’s maximum aggregate liability under the plan was $6,287,000 and $6,194,000, respectively. During the years ended December 31, 2020, 2019, and 2018, medical benefits expense amounted to $4,840,000, $3,734,000, and $4,387,000, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STOCK-BASED COMPENSATION PLANS

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

The following is a summary of stock-based compensation expense (benefit):

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Restricted stock units	$351	$—	$—
Stock appreciation rights	(137)	343	540
Total stock-based compensation expense	$214	$343	$540

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of outstanding restricted stock unit activity:

Weighted
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Balance, December 31, 2017	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, December 31, 2018	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, December 31, 2019	—	$—
Granted	73,700	18.98
Vested	—	—
Forfeited	(2,700)	19.03
Balance, December 31, 2020	71,000	$18.98

A further summary of outstanding restricted stock units as of December 31, 2020, is as follows:

		Weighted Average
		Remaining
Range of Grant Date Fair Values	Outstanding	Contractual Term
$ 12.71	550	0.1	years
$ 19.03	70,450	3.0	years

As of December 31, 2020, unrecognized compensation cost related to non-vested restricted stock units was $997,000.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of outstanding stock appreciation rights activity:

	Stock	Weighted
	Appreciation	Average
	Rights	Grant Date
	Outstanding	Assigned Value
Balance, December 31, 2017	116,280	$5.66
Granted	—	—
Exercised	(24,480)	5.43
Expired	—	—
Forfeited	—	—
Balance, December 31, 2018	91,800	$5.73
Granted	110,160	16.32
Exercised	(91,800)	5.73
Expired	—	—
Forfeited	—	—
Balance, December 31, 2019	110,160	$16.32
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(4,590)	16.32
Balance, December 31, 2020	105,570	$16.32

A further summary of outstanding stock appreciation rights as of December 31, 2020, is as follows:

			Weighted Average
			Remaining
Range of Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	105,570	87,210	8.5	years

As of December 31, 2020, unrecognized compensation cost related to non-vested stock appreciation rights was $51,000.

As of December 31, 2020 and 2019, the liability recorded for outstanding stock appreciation rights was $272,000 and $409,000, respectively. As of December 31, 2020 and 2019, the Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	December 31,	December 31,
	2020	2019
Risk-free interest rate	0.80%	1.90%
Expected volatility	34.72%	28.83%
Expected life (in years)	8.7	9.7
Expected dividend yield	3.96%	3.16%

As of December 31, 2020, the liability recorded for previously exercised stock appreciation rights was $1,087,000, which will be paid in four remaining equal annual installments. As of December 31, 2019, the liability recorded for previously exercised units was $1,512,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – REGULATORY CAPITAL

The ability of the Company to pay dividends to its stockholders is dependent upon the ability of the Bank to pay dividends to the Company.

The Company (on a consolidated basis) and the Bank are each subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Company and the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As allowed under the regulations, the Company and the Bank elected to exclude accumulated other comprehensive income, including unrealized gains and losses on securities, in the computation of regulatory capital. Prompt corrective action provisions are not applicable to bank holding companies.

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of December 31, 2020 and 2019, the capital conservation buffer was 2.5% of risk-weighted assets.

As of December 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual and required capital amounts and ratios of HBT Financial, Inc. (consolidated) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$426,283	17.40%	$195,970	8.00%	N/A	N/A
Heartland Bank	382,511	15.63	195,787	8.00	$244,733	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,410	14.55%	$146,977	6.00%	N/A	N/A
Heartland Bank	351,904	14.38	146,840	6.00	$195,787	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$319,927	13.06%	$110,233	4.50%	N/A	N/A
Heartland Bank	351,904	14.38	110,130	4.50	$159,077	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$356,410	9.94%	$143,454	4.00%	N/A	N/A
Heartland Bank	351,904	9.82	143,296	4.00	$179,120	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,994	14.54%	$196,358	8.00%	N/A	N/A
Heartland Bank	315,516	14.02	180,071	8.00	$225,088	10.00%
State Bank of Lincoln	35,390	17.58	16,104	8.00	20,130	10.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$334,695	13.64%	$147,268	6.00%	N/A	N/A
Heartland Bank	295,385	13.12	135,053	6.00	$180,071	8.00%
State Bank of Lincoln	33,222	16.50	12,078	6.00	16,104	8.00

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$298,277	12.15%	$110,451	4.50%	N/A	N/A
Heartland Bank	295,385	13.12	101,290	4.50	$146,307	6.50%
State Bank of Lincoln	33,222	16.50	9,058	4.50	13,084	6.50

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$334,695	10.38%	$129,027	4.00%	N/A	N/A
Heartland Bank	295,385	10.25	115,281	4.00	$144,102	5.00%
State Bank of Lincoln	33,222	9.82	13,531	4.00	16,914	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements are summarized in Note 1. There were no transfers between levels during the years ended December 31, 2020 and 2019. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis as of December 31:

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$121,993	$—	$121,993
Municipal	—	274,261	—	274,261
Mortgage-backed:
Agency residential	—	203,252	—	203,252
Agency commercial	—	250,766	—	250,766
Corporate	—	72,597	—	72,597
Equity securities with readily determinable fair values	3,292	—	—	3,292
Mortgage servicing rights	—	—	5,934	5,934
Derivative financial assets	—	15,360	—	15,360
Derivative financial liabilities	—	16,818	—	16,818

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$49,615	$—	$49,615
Municipal	—	133,738	—	133,738
Mortgage-backed:
Agency residential	—	200,678	—	200,678
Agency commercial	—	134,954	—	134,954
Corporate	—	73,419	—	73,419
Equity securities with readily determinable fair values	3,241	—	—	3,241
Mortgage servicing rights	—	—	8,518	8,518
Derivative financial assets	—	8,642	—	8,642
Derivative financial liabilities	—	9,318	—	9,318

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2019 to December 31, 2020.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$5,934	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 85.0% (17.3%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$8,518	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 68.5% (12.3%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis as of December 31:

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$14,713	$—	$14,713
Collateral-dependent impaired loans	—	—	33,320	33,320
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	4,168	4,168

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$4,531	$—	$4,531
Collateral-dependent impaired loans	—	—	15,811	15,811
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	5,099	5,099

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

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$33,320	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	4,168	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$15,811	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	5,099	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	Fair Value	December 31, 2020		December 31, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$312,451	$312,451	$283,971	$283,971
Interest-bearing time deposits with banks	Level 1	—	—	248	248
Debt securities held-to-maturity	Level 2	68,395	72,441	88,477	90,529
Restricted stock	Level 3	2,498	2,498	2,425	2,425
Loans, net	Level 3	2,215,168	2,235,767	2,141,527	2,181,103
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	14,255	14,255	13,951	13,951

Financial liabilities:
Time deposits	Level 3	299,474	300,989	356,408	355,340
Securities sold under agreements to repurchase	Level 2	45,736	45,736	44,433	44,433
Subordinated notes	Level 3	39,238	38,403	—	—
Junior subordinated debentures	Level 3	37,648	23,766	37,583	31,959
Accrued interest payable	Level 2	1,151	1,151	1,132	1,132

The Company estimated the fair value of lending related commitments as described in Note 23 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Financial Instruments

The Bank is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it  does for on-balance sheet instruments.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Such commitments and conditional obligations were as follows as of December 31:

	Contractual Amount
	December 31,	December 31,
	2020	2019

	(dollars in thousands)
Commitments to extend credit	$530,191	$542,705
Standby letters of credit	10,031	8,991

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant, and equipment, and income-producing properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those standby letters of credit are primarily issued to support extensions of credit. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank secures the standby letters of credit with the same collateral used to secure the related loan.

Lease Commitments

The Company leases office space under operating leases. Certain leases contain renewal options for periods from three to five years at their fair rental value at the time of renewal. Future minimum lease payments under these leases are as follows (dollars in thousands):

Year ended December 31,
2021	$144
2022	102
2023	71
2024	71
2025	33
Total	$421

Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – RELATED PARTY TRANSACTIONS

Loans

As of December 31, 2020 and 2019, loans to directors, executive officers, principal shareholders and their affiliated entities (related parties) amounted to $3,072,000 and $4,162,000, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans with persons not related to us.

Deposits

Deposits of related parties amounted to $2,596,000 and $11,949,000 as of December 31, 2020 and 2019, respectively.

NOTE 25 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Following are the condensed financial statements of HBT Financial, Inc. (Parent only).

Condensed Parent Company Only Balance Sheets

	December 31
	2020	2019

ASSETS	(dollars in thousands)
Cash and cash equivalents	$44,149	$4,978
Investment in subsidiaries:
Bank	397,201	363,860
Non-bank	1,165	1,201
Other assets	1,140	1,081
Total assets	$443,655	$371,120

LIABILITIES
Subordinated notes	$39,238	$—
Junior subordinated debentures	37,648	37,583
Other liabilities	2,852	619
Total liabilities	79,738	38,202

STOCKHOLDERS' EQUITY	363,917	332,918
Total liabilities and stockholders' equity	$443,655	$371,120

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Income

	Years ended December 31
	2020	2019	2018

INCOME	(dollars in thousands)
Dividends received from subsidiaries:
Bank	$17,600	$109,969	$44,446
Non-bank	36	385	941
Undistributed earnings from subsidiaries:
Bank	22,462	(41,202)	23,239
Non-bank	(36)	(151)	(1,984)
Other income	215	52	1
Total income	40,277	69,053	66,643

EXPENSES
Interest expense	2,189	1,922	1,795
Other expense	2,519	1,025	1,085
Total expenses	4,708	2,947	2,880
INCOME BEFORE INCOME TAX BENEFIT	35,569	66,106	63,763
INCOME TAX BENEFIT	(1,276)	(759)	(36)
NET INCOME	$36,845	$66,865	$63,799

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows

	Year ended December 31
	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$36,845	$66,865	$63,799
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of consolidated subsidiaries	(22,426)	41,353	(21,255)
Stock-based compensation	351	—	—
Amortization of discount and issuance costs on subordinated notes and debentures	92	66	66
Changes in other assets and liabilities, net	1,633	(1,912)	700
Net cash provided by operating activities	16,495	106,372	43,310

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to bank subsidiary	—	(17,000)	—
Capital contribution to non-bank subsidiary	—	(100)	—
Purchase of securities	(17)	—	—
Net cash used in investing activities	(17)	(17,100)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of subordinated notes, net of issuance costs	39,211	—	—
Issuance of common stock	—	138,493	—
Repurchase of common stock	—	—	(907)
Cash dividends and dividend equivalents paid	(16,518)	(224,956)	(42,621)
Net cash provided by (used in) financing activities	22,693	(86,463)	(43,528)

NET CHANGE IN CASH AND EQUIVALENTS	39,171	2,809	(218)
CASH AND CASH EQUIVALENTS
Beginning of year	4,978	2,169	2,387
End of year	$44,149	$4,978	$2,169

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management's report was not subject to attestation by the Company's independent registered public accounting firm in accordance with the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2020 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-Average exercise price of outstanding options, warrants and rights (B)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by security holders	71,000	$—	1,749,000
Equity Compensation Plans not approved by security holders	—	—	—
Total	71,000	$—	1,749,000

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

(a)(1).See Index to Consolidated Financial Statements on page 98.

(a)(2).Financial Statement Schedule

All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto included in Part II, Item 8.

(a)(3).Exhibits

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of HBT Financial, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Commission on October 30, 2019).

3.2	Amended and Restated By-law of HBT Financial, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Commission on October 30, 2019).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2020).

4.3	Form of 4.50% Fixed-to-Floating Rate Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 3, 2020).

10.1

Voting Trust Agreement, dated as of May 4, 2016, among Fred L. Drake, the Company and the depositors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the Commission on September 13, 2019).

10.2

Amended Restated Stockholder Agreement, dated as of September 27, 2019, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

10.3

Registration Rights Agreement, dated as of October 16, 2019, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the Commission on November 20, 2019).

10.4

Subordinated Note Purchase Agreement, dated September 3, 2020, by and among HBT Financial, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 3, 2020).

10.5 §	HBT Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the Commission on October 30, 2019).

10.6 §

Amended and Restated Employment Agreement, dated as of February 22, 2021, by and between the Company and Fred L. Drake (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 25, 2021).

10.7 §

Amended and Restated Employment Agreement, dated as of February 22, 2021, by and between the Company and J. Lance Carter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 25, 2021).

10.8 §

Amended and Restated Employment Agreement, dated as of February 22, 2021, by and between the Company and Patrick F. Busch (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 25, 2021).

10.9 §	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the Commission on September 13, 2019).

10.10 §	Form of Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

10.11 §	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

10.12 §

Form of Restricted Stock Unit Award Agreement (with dividend equivalent rights) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 3, 2020).

10.13 §	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on February 25, 2021).

10.14 §	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on February 25, 2021).

10.15 § *	Form of Director Restricted Stock Unit Award Agreement.

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of RSM US LLP.

31.1 *	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**

This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16.        FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HBT FINANCIAL, INC.

Dated:March 12, 2021	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred L. Drake	Chairman and Chief Executive Officer	March 12, 2021
Fred L. Drake	(Principal executive officer)

/s/ Matthew J. Doherty	Executive Vice President and Chief Financial	March 12, 2021
Matthew J. Doherty	Officer (Principal financial officer and principal
accounting officer)

/s/ C. Alvin Bowman	Director	March 12, 2021
C. Alvin Bowman

/s/ Eric E. Burwell	Director	March 12, 2021
Eric E. Burwell

/s/ Patrick F. Busch	Executive Vice President, Chief Lending	March 12, 2021
Patrick F. Busch	Officer and Director

/s/ J. Lance Carter	President, Chief Operating Officer and Director	March 12, 2021
J. Lance Carter

/s/ Allen C. Drake	Director	March 12, 2021
Allen C. Drake

/s/ Linda J. Koch	Director	March 12, 2021
Linda J. Koch

/s/ Gerald E. Pfeiffer	Director	March 12, 2021
Gerald E. Pfeiffer

/s/ Dale S. Strassheim	Director	March 12, 2021
Dale S. Strassheim