Form 10-Q
period 2021-03-31
HBT Financial, Inc.
filed 2021-05-07
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 27, 2021, there were 27,366,459 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings and liquidity. Forward looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	time and effort necessary to resolve nonperforming assets and the loans modified or deferred as a result of the impact of the COVID-19 pandemic;
●	the length and severity of the COVID-19 pandemic, and the effects of the COVID-19 pandemic, including the impact of the pandemic on our operations and the operations of our customers and the communities that we serve;
●	environmental liability associated with our lending activities;
●	the effects of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, and our loan originations, and our modeling estimates relating to interest rate changes;
●	changes in and uncertainty related to benchmark interest rates used to price our loans, including the expected elimination of LIBOR;
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from the Bank, pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to attract and retain skilled employees or changes in our management personnel;
●	any failure or interruption of our information and communications systems;
●	our ability to identify and address cybersecurity risks;
●	the effects of the failure of any component of our business infrastructure provided by a third party;
●	our ability to keep pace with technological changes;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States generally or in Illinois in particular;
●	the geographic concentration of our operations in the State of Illinois;
●	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to attract and retain customer deposits;
●	our ability to maintain the Bank’s reputation;
●	severe weather, natural disasters, pandemics, acts of war or terrorism or other external events;
●	possible impairment of our goodwill and other intangible assets;
●	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
●	our prior status as an S Corp;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;
●	market perceptions associated with certain aspects of our business;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of Sarbanes-Oxley; damage to our reputation from any of the factors described above; and

●	the factors discussed in “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$22,976	$24,912
Interest-bearing deposits with banks	406,760	287,539
Cash and cash equivalents	429,736	312,451

Debt securities available-for-sale, at fair value	856,835	922,869
Debt securities held-to-maturity (fair value of $195,608 in 2021 and $72,441 in 2020)	192,994	68,395
Equity securities with readily determinable fair value	3,332	3,292
Equity securities with no readily determinable fair value	1,552	1,552
Restricted stock, at cost	2,498	2,498
Loans held for sale	12,882	14,713
Loans, net of allowance for loan losses of $28,759 in 2021 and $31,838 in 2020	2,241,946	2,215,168
Bank premises and equipment, net	52,548	52,904
Bank premises held for sale	121	121
Foreclosed assets	4,748	4,168
Goodwill	23,620	23,620
Core deposit intangible assets, net	2,509	2,798
Mortgage servicing rights, at fair value	7,629	5,934
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	12,718	14,255
Other assets	18,781	20,664
Total assets	$3,865,614	$3,666,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$968,991	$882,939
Interest-bearing	2,386,975	2,247,595
Total deposits	3,355,966	3,130,534

Securities sold under agreements to repurchase	41,976	45,736
Subordinated notes	39,257	39,238
Junior subordinated debentures issued to capital trusts	37,665	37,648
Other liabilities	33,344	49,494
Total liabilities	3,508,208	3,302,650

COMMITMENTS AND CONTINGENCIES (Notes 7 and 18)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 27,477,531 in 2021 and 27,457,306 in 2020; shares outstanding of 27,382,069 in 2021 and 27,457,306 in 2020	275	275
Surplus	191,004	190,875
Retained earnings	165,735	154,614
Accumulated other comprehensive income	1,906	18,153
Treasury stock at cost, 95,462 shares in 2021	(1,514)	—
Total stockholders’ equity	357,406	363,917
Total liabilities and stockholders’ equity	$3,865,614	$3,666,567

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$25,134	$26,941
Federally tax exempt	610	674
Securities:
Taxable	3,633	3,334
Federally tax exempt	1,136	1,028
Interest-bearing deposits in bank	80	729
Other interest and dividend income	13	14
Total interest and dividend income	30,606	32,720

INTEREST EXPENSE
Deposits	644	1,595
Securities sold under agreements to repurchase	7	20
Borrowings	1	—
Subordinated notes	470	—
Junior subordinated debentures issued to capital trusts	355	443
Total interest expense	1,477	2,058
Net interest income	29,129	30,662
PROVISION FOR LOAN LOSSES	(3,405)	4,355
Net interest income after provision for loan losses	32,534	26,307

NONINTEREST INCOME
Card income	2,258	1,792
Service charges on deposit accounts	1,297	1,834
Wealth management fees	1,972	1,814
Mortgage servicing	685	724
Mortgage servicing rights fair value adjustment	1,695	(2,171)
Gains on sale of mortgage loans	2,100	536
Gains (losses) on securities	40	(52)
Gains (losses) on foreclosed assets	(76)	35
Gains (losses) on other assets	1	(3)
Other noninterest income	836	743
Total noninterest income	10,808	5,252

NONINTEREST EXPENSE
Salaries	12,596	12,754
Employee benefits	1,722	2,434
Occupancy of bank premises	1,938	1,828
Furniture and equipment	623	603
Data processing	1,688	1,586
Marketing and customer relations	565	1,044
Amortization of intangible assets	289	317
FDIC insurance	240	36
Loan collection and servicing	365	348
Foreclosed assets	143	89
Other noninterest expense	2,375	2,268
Total noninterest expense	22,544	23,307
INCOME BEFORE INCOME TAX EXPENSE	20,798	8,252
INCOME TAX EXPENSE	5,553	2,031
NET INCOME	$15,245	$6,221

EARNINGS PER SHARE - BASIC	$0.55	$0.23
EARNINGS PER SHARE - DILUTED	$0.55	$0.23
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	27,430,912	27,457,306

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
NET INCOME	$15,245	$6,221

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on debt securities available-for-sale	(23,074)	7,602
Reclassification adjustment for amortization (accretion) of net unrealized gain (loss) on debt securities transferred to held-to-maturity	32	(9)
Unrealized gains (losses) on derivative instruments	219	(970)
Reclassification adjustment for net settlements on derivative instruments	99	2
Total other comprehensive (loss) income, before tax	(22,724)	6,625
Income tax (benefit) expense	(6,477)	1,888
Total other comprehensive (loss) income	(16,247)	4,737
TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,002)	$10,958

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2020	27,457,306	$275	$190,875	$154,614	$18,153	$—	$363,917
Net income	—	—	—	15,245	—	—	15,245
Other comprehensive loss	—	—	—	—	(16,247)	—	(16,247)
Stock-based compensation	—	—	129	—	—	—	129
Issuance of common stock upon vesting of restricted stock units	20,225	—	—	—	—	—	—
Repurchase of common stock	(95,462)	—	—	—	—	(1,514)	(1,514)
Cash dividends and dividend equivalents ($0.15 per share)	—	—	—	(4,124)	—	—	(4,124)
Balance, March 31, 2021	27,382,069	$275	$191,004	$165,735	$1,906	$(1,514)	$357,406

Balance, December 31, 2019	27,457,306	$275	$190,524	$134,287	$7,832	$—	$332,918
Net income	—	—	—	6,221	—	—	6,221
Other comprehensive income	—	—	—	—	4,737	—	4,737
Stock-based compensation	—	—	67	—	—	—	67
Cash dividends and dividend equivalents ($0.15 per share)	—	—	—	(4,130)	—	—	(4,130)
Balance, March 31, 2020	27,457,306	$275	$190,591	$136,378	$12,569	$—	$339,813

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,245	$6,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	774	690
Provision for loan losses	(3,405)	4,355
Net amortization of debt securities	1,732	790
Amortization of unrealized gain on dedesignated cash flow hedge	—	(32)
Deferred income tax expense (benefit)	685	(678)
Stock-based compensation	129	67
Net accretion of discount and deferred loan fees on loans	(2,562)	(922)
Net unrealized (gain) loss on equity securities	(40)	52
Net loss on sales of bank premises and equipment	—	3
Net loss (gain) on sales of foreclosed assets	3	(75)
Write-down of foreclosed assets	73	47
Amortization of intangibles	289	317
(Increase) decrease in mortgage servicing rights	(1,695)	2,171
Amortization of discount and issuance costs on subordinated notes and debentures	36	16
Mortgage loans originated for sale	(71,835)	(32,156)
Proceeds from sale of mortgage loans	75,766	32,418
Net gain on sale of mortgage loans	(2,100)	(536)
Decrease in accrued interest receivable	1,537	1,855
Decrease in other assets	875	887
Decrease in other liabilities	(9,032)	(2,971)
Net cash provided by operating activities	6,475	12,519

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	—	248
Proceeds from paydowns, maturities, and calls of debt securities	59,641	48,305
Purchase of securities	(142,980)	(56,349)
Net (increase) decrease in loans	(21,482)	31,210
Purchases of bank premises and equipment	(418)	(841)
Proceeds from sales of foreclosed assets	15	677
Net cash (used in) provided by investing activities	(105,224)	23,250

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	225,432	(46,552)
Net decrease in repurchase agreements	(3,760)	(3,622)
Repurchase of common stock	(1,514)	—
Cash dividends and dividend equivalents paid	(4,124)	(4,130)
Net cash provided by (used in) financing activities	216,034	(54,304)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,285	(18,535)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	312,451	283,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$429,736	$265,436

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,077	$2,166
Cash paid for income taxes	$—	$985

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$671	$19

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

Basis of Presentation

HBT Financial, Inc. (the Company) is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company (the Bank or Heartland Bank). The Bank provides a comprehensive suite of business, commercial, wealth management and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois.

The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with generally accepted accounting principles (GAAP) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 12, 2021.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Reporting

The Company’s operations consist of one reportable segment called community banking.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation without any impact on the reported amounts of net income or stockholders’ equity.

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope which refined the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. Entities may apply the provisions as of the beginning of the reporting period when the election is made and are available until December 31, 2022. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

The carrying balances of the securities were as follows:

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Debt securities available-for-sale	$856,835	$922,869
Debt securities held-to-maturity	192,994	68,395
Equity securities with readily determinable fair value	3,332	3,292
Equity securities with no readily determinable fair value	1,552	1,552
Total securities	$1,054,713	$996,108

There were no sales of securities during the three months ended March 31, 2021 and 2020. Gains (losses) on securities were as follows during the three months ended March 31:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Net realized gains (losses) on sales	$—	$—
Net unrealized gains (losses) on equity securities:
Readily determinable fair value	40	(52)
No readily determinable fair value	—	—
Gains (losses) on securities	$40	$(52)

On March 31, 2021, the Company transferred certain debt securities from the available-for-sale category to the held-to-maturity category in order to better reflect the revised intentions of the Company due to possible market value volatility, resulting from a potential rise in interest rates. The following is a summary of the amortized cost and fair value of securities transferred to the held-to-maturity category:

	Amortized
	Cost	Fair Value

	(dollars in thousands)
U.S. government agency	$7,593	$7,323
Mortgage-backed:
Agency residential	8,776	8,536
Agency commercial	118,792	113,861
Total	$135,161	$129,720

The debt securities were transferred between categories at fair value, with the transfer date fair value becoming the new amortized cost for each security transferred. The unrealized gain (loss), net of tax, at the date of transfer remains a component of accumulated other comprehensive income, but will be amortized over the remaining life of the debt securities as an adjustment of yield in a manner consistent with amortization of any premium or discount. As a result, the amortization of an unrealized gain (loss) reported in accumulated other comprehensive income will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity debt security.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$129,494	$1,785	$(3,341)	$127,938
Municipal	280,212	6,479	(4,358)	282,333
Mortgage-backed:
Agency residential	164,942	4,366	(204)	169,104
Agency commercial	208,692	2,861	(3,556)	207,997
Corporate	67,959	1,950	(446)	69,463
Total available-for-sale	851,299	17,441	(11,905)	856,835
Held-to-maturity:
U.S. government agency	7,323	—	—	7,323
Municipal	21,067	1,188	—	22,255
Mortgage-backed:
Agency residential	20,335	388	—	20,723
Agency commercial	144,269	1,323	(285)	145,307
Total held-to-maturity	192,994	2,899	(285)	195,608
Total debt securities	$1,044,293	$20,340	$(12,190)	$1,052,443

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$118,282	$3,720	$(9)	$121,993
Municipal	265,309	9,232	(280)	274,261
Mortgage-backed:
Agency residential	198,543	4,871	(162)	203,252
Agency commercial	246,649	4,651	(534)	250,766
Corporate	70,917	1,786	(106)	72,597
Total available-for-sale	899,700	24,260	(1,091)	922,869
Held-to-maturity:
Municipal	22,484	1,390	—	23,874
Mortgage-backed:
Agency residential	13,031	452	—	13,483
Agency commercial	32,880	2,222	(18)	35,084
Total held-to-maturity	68,395	4,064	(18)	72,441
Total debt securities	$968,095	$28,324	$(1,109)	$995,310

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021 and December 31, 2020, the Bank had debt securities with a carrying value of $283,967,000 and $308,064,000, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 43% of the obligations of local municipalities portfolio consists of debt securities issued by municipalities located in Illinois as of March 31, 2021. Approximately 94% of such debt securities were general obligation issues as of March 31, 2021.

The amortized cost and fair value of debt securities by contractual maturity, as of March 31, 2021, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$31,406	$31,734	$2,772	$2,817
Due after 1 year through 5 years	76,138	78,807	12,000	12,770
Due after 5 years through 10 years	242,096	242,487	13,227	13,580
Due after 10 years	128,025	126,706	391	411

Mortgage-backed:
Agency residential	164,942	169,104	20,335	20,723
Agency commercial	208,692	207,997	144,269	145,307
Total	$851,299	$856,835	$192,994	$195,608

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of March 31, 2021 and December 31, 2020:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
March 31, 2021	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(3,341)	$80,395	$—	$—	$(3,341)	$80,395
Municipal	(4,358)	119,502	—	—	(4,358)	119,502
Mortgage-backed:
Agency residential	(165)	26,810	(39)	3,594	(204)	30,404
Agency commercial	(3,556)	119,719	—	—	(3,556)	119,719
Corporate	(446)	7,009	—	—	(446)	7,009
Total available-for-sale	(11,866)	353,435	(39)	3,594	(11,905)	357,029
Held-to-maturity:
Mortgage-backed:
Agency commercial	(285)	7,669	—	—	(285)	7,669
Total held-to-maturity	(285)	7,669	—	—	(285)	7,669
Total debt securities	$(12,151)	$361,104	$(39)	$3,594	$(12,190)	$364,698

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2020	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(9)	$5,919	$—	$—	$(9)	$5,919
Municipal	(280)	19,652	—	—	(280)	19,652
Mortgage-backed:
Agency residential	(142)	20,387	(20)	4,490	(162)	24,877
Agency commercial	(524)	57,126	(10)	3,449	(534)	60,575
Corporate	(106)	4,849	—	—	(106)	4,849
Total available-for-sale	(1,061)	107,933	(30)	7,939	(1,091)	115,872
Held-to-maturity:
Mortgage-backed:
Agency commercial	(18)	2,983	—	—	(18)	2,983
Total held-to-maturity	(18)	2,983	—	—	(18)	2,983
Total debt securities	$(1,079)	$110,916	$(30)	$7,939	$(1,109)	$118,855

As of March 31, 2021, there were 14 debt securities in an unrealized loss position for a period of twelve months or more, and 184 debt securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in market interest rates. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these debt securities are deemed to be temporary.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity Securities

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer.

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	Readily	No Readily
	Determinable	Determinable
March 31, 2021	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,098	$1,717
Cumulative net unrealized gains (losses)	234	(165)
Carrying value	$3,332	$1,552

	Readily	No Readily
	Determinable	Determinable
December 31, 2020	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,098	$1,717
Cumulative net unrealized gains (losses)	194	(165)
Carrying value	$3,292	$1,552

As of March 31, 2021 and December 31, 2020, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans are summarized as follows:

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Commercial and industrial	$412,812	$393,312
Agricultural and farmland	228,032	222,723
Commercial real estate - owner occupied	224,599	222,360
Commercial real estate - non-owner occupied	516,963	520,395
Multi-family	236,381	236,391
Construction and land development	215,375	225,652
One-to-four family residential	300,768	306,775
Municipal, consumer, and other	135,775	119,398
Loans, before allowance for loan losses	2,270,705	2,247,006
Allowance for loan losses	(28,759)	(31,838)
Loans, net of allowance for loan losses	$2,241,946	$2,215,168

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$175,389	$153,860
Agricultural and farmland	8,921	3,049
Municipal, consumer, and other	6,249	6,587
Total PPP loans	$190,559	$163,496

The following tables detail activity in the allowance for loan losses for the three months ended March 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended March 31, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2020	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838
Provision for loan losses	(1,802)	72	(426)	72	133	(316)	(198)	(940)	(3,405)
Charge-offs	—	—	—	—	—	—	(72)	(123)	(195)
Recoveries	293	—	—	7	—	90	42	89	521
Balance, March 31, 2021	$2,420	$865	$2,715	$11,330	$2,090	$4,006	$1,573	$3,760	$28,759

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Three Months Ended March 31, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	and Land	Real Estate	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2019	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299
Provision for loan losses	538	254	(97)	820	450	237	777	1,376	4,355
Charge-offs	(809)	(27)	—	(56)	—	(1)	(104)	(224)	(1,221)
Recoveries	54	—	440	5	—	10	71	74	654
Balance, March 31, 2020	$4,224	$2,993	$2,122	$4,432	$1,474	$3,223	$3,284	$4,335	$26,087

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
March 31, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$408,664	$226,668	$204,327	$477,116	$234,257	$208,835	$283,562	$122,266	$2,165,695
Individually evaluated for impairment	3,230	548	12,680	25,871	874	4,165	9,443	13,455	70,266
Acquired with deteriorated credit quality	918	816	7,592	13,976	1,250	2,375	7,763	54	34,744
Total	$412,812	$228,032	$224,599	$516,963	$236,381	$215,375	$300,768	$135,775	$2,270,705

Allowance for loan losses:
Collectively evaluated for impairment	$1,218	$845	$2,032	$6,947	$2,080	$3,846	$1,091	$1,328	$19,387
Individually evaluated for impairment	1,095	19	420	4,142	—	144	479	2,431	8,730
Acquired with deteriorated credit quality	107	1	263	241	10	16	3	1	642
Total	$2,420	$865	$2,715	$11,330	$2,090	$4,006	$1,573	$3,760	$28,759

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$387,072	$217,077	$201,417	$480,165	$234,252	$219,822	$287,845	$105,796	$2,133,446
Individually evaluated for impairment	5,312	4,793	13,132	25,993	876	3,809	10,343	13,546	77,804
Acquired with deteriorated credit quality	928	853	7,811	14,237	1,263	2,021	8,587	56	35,756
Total	$393,312	$222,723	$222,360	$520,395	$236,391	$225,652	$306,775	$119,398	$2,247,006

Allowance for loan losses:
Collectively evaluated for impairment	$2,736	$771	$2,306	$6,736	$1,950	$3,984	$1,237	$1,432	$21,152
Individually evaluated for impairment	1,193	22	429	4,255	—	222	560	3,301	9,982
Acquired with deteriorated credit quality	—	—	406	260	7	26	4	1	704
Total	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans:

	Unpaid
	Principal	Recorded	Related
March 31, 2021	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,252	$2,240	$1,095
Agricultural and farmland	166	165	19
Commercial real estate - owner occupied	3,156	3,121	420
Commercial real estate - non-owner occupied	20,605	20,256	4,142
Multi-family	—	—	—
Construction and land development	2,229	2,196	144
One-to-four family residential	2,835	2,587	479
Municipal, consumer, and other	8,770	8,744	2,431
Total	$40,013	$39,309	$8,730

With no related allowance:
Commercial and industrial	$1,738	$990	$—
Agricultural and farmland	383	383	—
Commercial real estate - owner occupied	9,635	9,559	—
Commercial real estate - non-owner occupied	5,747	5,615	—
Multi-family	874	874	—
Construction and land development	1,978	1,969	—
One-to-four family residential	8,556	6,856	—
Municipal, consumer, and other	4,774	4,711	—
Total	$33,685	$30,957	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$3,990	$3,230	$1,095
Agricultural and farmland	549	548	19
Commercial real estate - owner occupied	12,791	12,680	420
Commercial real estate - non-owner occupied	26,352	25,871	4,142
Multi-family	874	874	—
Construction and land development	4,207	4,165	144
One-to-four family residential	11,391	9,443	479
Municipal, consumer, and other	13,544	13,455	2,431
Total	$73,698	$70,266	$8,730

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

Total loans individually evaluated for impairment:
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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans during the three months ended March 31:

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,266	$31	$3,486	$49
Agricultural and farmland	168	2	573	4
Commercial real estate - owner occupied	3,244	41	828	11
Commercial real estate - non-owner occupied	20,361	208	99	2
Multi-family	—	—	—	—
Construction and land development	2,248	27	3,064	41
One-to-four family residential	2,644	23	3,261	27
Municipal, consumer, and other	8,802	40	12,487	83
Total	$39,733	$372	$23,798	$217

With no related allowance:
Commercial and industrial	$1,068	$14	$5,941	$58
Agricultural and farmland	383	6	12,520	161
Commercial real estate - owner occupied	9,600	122	10,432	131
Commercial real estate - non-owner occupied	5,665	68	3,340	41
Multi-family	876	10	—	—
Construction and land development	1,764	26	324	4
One-to-four family residential	6,981	49	8,344	62
Municipal, consumer, and other	4,746	22	1,370	56
Total	$31,083	$317	$42,271	$513

Total loans individually evaluated for impairment:
Commercial and industrial	$3,334	$45	$9,427	$107
Agricultural and farmland	551	8	13,093	165
Commercial real estate - owner occupied	12,844	163	11,260	142
Commercial real estate - non-owner occupied	26,026	276	3,439	43
Multi-family	876	10	—	—
Construction and land development	4,012	53	3,388	45
One-to-four family residential	9,625	72	11,605	89
Municipal, consumer, and other	13,548	62	13,857	139
Total	$70,816	$689	$66,069	$730

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
March 31, 2021	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$412,005	$—	$—	$807	$412,812
Agricultural and farmland	228,032	—	—	—	228,032
Commercial real estate - owner occupied	224,026	—	—	573	224,599
Commercial real estate - non-owner occupied	512,889	92	—	3,982	516,963
Multi-family	236,381	—	—	—	236,381
Construction and land development	215,221	15	—	139	215,375
One-to-four family residential	296,530	706	29	3,503	300,768
Municipal, consumer, and other	135,550	113	10	102	135,775
Total	$2,260,634	$926	$39	$9,106	$2,270,705

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2020	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$392,490	$—	$—	$822	$393,312
Agricultural and farmland	222,723	—	—	—	222,723
Commercial real estate - owner occupied	221,308	112	—	940	222,360
Commercial real estate - non-owner occupied	516,387	—	—	4,008	520,395
Multi-family	236,391	—	—	—	236,391
Construction and land development	225,508	—	—	144	225,652
One-to-four family residential	301,282	984	595	3,914	306,775
Municipal, consumer, and other	119,055	211	21	111	119,398
Total	$2,235,144	$1,307	$616	$9,939	$2,247,006

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present total loans by category based on their assigned risk ratings determined by management:

March 31, 2021	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$392,957	$15,734	$4,121	$—	$412,812
Agricultural and farmland	196,773	29,994	1,265	—	228,032
Commercial real estate - owner occupied	180,381	31,165	13,053	—	224,599
Commercial real estate - non-owner occupied	429,273	58,874	28,816	—	516,963
Multi-family	208,800	26,707	874	—	236,381
Construction and land development	182,730	28,480	4,165	—	215,375
One-to-four family residential	276,413	13,839	10,516	—	300,768
Municipal, consumer, and other	121,991	330	13,454	—	135,775
Total	$1,989,318	$205,123	$76,264	$—	$2,270,705

December 31, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$368,843	$18,258	$6,211	$—	$393,312
Agricultural and farmland	191,662	25,540	5,521	—	222,723
Commercial real estate - owner occupied	176,823	31,990	13,547	—	222,360
Commercial real estate - non-owner occupied	432,752	58,699	28,944	—	520,395
Multi-family	204,449	31,066	876	—	236,391
Construction and land development	193,646	28,193	3,813	—	225,652
One-to-four family residential	280,198	14,526	12,051	—	306,775
Municipal, consumer, and other	105,539	312	13,547	—	119,398
Total	$1,953,912	$208,584	$84,510	$—	$2,247,006

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no troubled debt restructurings during the three months ended March 31, 2021 and 2020.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three months ended March 31, 2021 and 2020. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of March 31, 2021 and December 31, 2020, the Company had $8,673,000 and $8,950,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), along with a joint statement issued by banking regulatory agencies, provided that short-term loan payment modifications to borrowers experiencing financial hardship due to COVID-19 generally do not need to be accounted for as a troubled debt restructuring. As of March 31, 2021 and December 31, 2020, the Company had loans that were granted a payment modification due to a COVID-19 related financial hardship and have not returned to regular payments were $16,697,000 and $27,986,000, respectively. Substantially all modifications were in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers have received more than one loan payment modification.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Beginning balance	$1,397	$1,662
Reclassification from non-accretable difference	74	8
Accretion income	(133)	(160)
Ending balance	$1,338	$1,510

NOTE 4 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1,077,291,000 and $1,090,219,000 as of March 31, 2021 and December 31, 2020, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Beginning balance	$5,934	$8,518
Capitalized servicing rights	397	214
Fair value adjustment:
Attributable to payments and principal reductions	(467)	(403)
Attributable to changes in valuation inputs and assumptions	1,765	(1,982)
Total fair value adjustment	1,298	(2,385)
Ending balance	$7,629	$6,347

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FORECLOSED ASSETS

Foreclosed assets activity is as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Beginning balance	$4,168	$5,099
Transfers from loans	671	19
Proceeds from sales	(15)	(677)
Net gain (loss) on sales	(3)	75
Direct write-downs	(73)	(47)
Ending balance	$4,748	$4,469

Gains (losses) on foreclosed assets includes the following:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Direct write-downs	$(73)	$(47)
Net gain (loss) on sales	(3)	75
Guarantee reimbursements	—	7
Gains (losses) on foreclosed assets	$(76)	$35

The carrying value of foreclosed one-to-four family residential real estate property as of March 31, 2021 and December 31, 2020, was $1,341,000 and $868,000, respectively. As of March 31, 2021, there were 8 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $947,000. As of December 31, 2020, there were 11 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $1,526,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – DEPOSITS

The Company’s deposits are summarized below:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Noninterest-bearing deposits	$968,991	$882,939
Interest-bearing deposits:
Interest-bearing demand	1,008,954	968,592
Money market	499,088	462,056
Savings	593,472	517,473
Time	285,461	299,474
Total interest-bearing deposits	2,386,975	2,247,595
Total deposits	$3,355,966	$3,130,534

Money market deposits include $6,853,000 and $6,489,000 of reciprocal transaction deposits as of March 31, 2021 and December 31, 2020, respectively. Time deposits include $2,687,000 and $3,164,000 of reciprocal time deposits as of March 31, 2021 and December 31, 2020, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $21,900,000 and $26,687,000 as of March 31, 2021 and December 31, 2020, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $92,266,000 and $99,649,000 as of March 31, 2021 and December 31, 2020, respectively.

The components of interest expense on deposits are as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Interest-bearing demand	$117	$251
Money market	89	394
Savings	41	70
Time	397	880
Total interest expense on deposits	$644	$1,595

NOTE 7 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of March 31, 2021 and December 31, 2020. Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of March 31, 2021 and December 31, 2020 was $499,886,000 and $493,690,000, respectively. As of March 31, 2021 and December 31, 2020, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Bank’s participation in the FHLB’s Mortgage Partnership Finance Program.

The Bank also has available borrowings through the discount window of the Federal Reserve Bank of Chicago (FRB). Available borrowings are based on the collateral pledged. As of March 31, 2021 and December 31, 2020, the carrying value of debt securities pledged amounted to $479,000 and $499,000, respectively. There was no outstanding borrowings under the FRB discount window as of March 31, 2021 and December 31, 2020.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – SUBORDINATED NOTES

On September 3, 2020, the Company issued $40,000,000 of fixed-to-floating rate subordinated notes that mature on September 15, 2030. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 4.50% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest is payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after September 15, 2025. If the subordinated notes are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The transaction resulted in debt issuance costs of $789,000 which will be amortized over 10 years. As of March 31, 2021 and December 31, 2020, 100% of the subordinated notes qualified as Tier 2 capital.

The face value and carrying value of the subordinated notes are summarized below:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Subordinated notes, at face value	$40,000	$40,000
Unamortized issuance costs	(743)	(762)
Subordinated notes, at carrying value	$39,257	$39,238

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

The trusts are not consolidated in the Company’s financial statements.

The face and carrying value of junior subordinated debentures are summarized below:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	5,773	5,773
Total junior subordinated debentures, at face value	38,765	38,765
National Bancorp Statutory Trust I unamortized discount	(1,100)	(1,117)
Total junior subordinated debentures, at carrying value	$37,665	$37,648

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The interest rates on the junior subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date specific to each junior subordinated debenture, plus a fixed percentage. The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		March 31,	December 31,	Maturity
	Interest Rate		2021	2020	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	2.99%	2.99%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	1.71	1.75	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	1.53	1.57	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	3.04	3.04	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	3.08	3.12	December 31, 2037

The distribution rate payable on the junior subordinated debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events in default, to defer payments of interest on the junior subordinated debentures at any time by extending the interest payment period for a period not exceeding 20 quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the junior subordinated debentures. The capital securities are subject to mandatory redemption upon payment of the junior subordinated debentures and carry an interest rate identical to that of the related junior subordinated debenture. The junior subordinated debentures maturity dates may be shortened if certain conditions are met, or at any time within 90 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of the debentures or the capital securities. If the junior subordinated debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The Company has the right to terminate each Capital Trust and cause the junior subordinated debentures to be distributed to the holders of the capital securities in liquidation of such trusts.

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of March 31, 2021 and December 31, 2020, 100%of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Interest Rate Swaps Designated as Cash Flow Hedges

The Company designated certain interest rate swap agreements as cash flow hedges on variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on interest rate swaps designated as cash flow hedging instruments, net of tax is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	March 31, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

(dollars in thousands)
Fair value recorded in other liabilities	$17,000	$(1,140)	$17,000	$(1,458)

As of March 31, 2021, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of March 31, 2021 and December 31, 2020, the Company had cash pledged and held on deposit at counterparties of $1,310,000 and $1,630,000, respectively.

In 2019, the Company had an interest rate swap contract with a notional amount of $10,000,000 designated as a cash flow hedge on variable-rate loans. Beginning April 1, 2019, this hedging relationship was no longer considered highly effective, and the Company discontinued hedge accounting. In accordance with hedge accounting guidance, the net unrealized gain associated with the discontinued hedging relationship, recorded within accumulated other comprehensive income, was reclassified into earnings through April 7, 2020, the period the hedged forecasted transactions affected earnings.

The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income to income	other comprehensive income
	Three Months Ended
	March 31,
	2021	2020

Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$—	$32
Junior subordinated debentures interest expense	(99)	(34)
Total	$(99)	$(2)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swaps Not Designated as Hedging Instruments

The Company may offer interest rate swap agreements to its commercial borrowers in connection with their risk management needs. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party financial institution. While these interest rate swap agreements generally work together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	March 31, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$115,378	$8,496	$122,313	$15,360
Interest rate swaps with a financial institution counterparty	3,992	64	—	—
Total fair value recorded in other assets	$119,370	$8,560	$122,313	$15,360

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$3,992	$(64)	$—	$—
Interest rate swaps with a financial institution counterparty	115,378	(8,496)	122,313	(15,360)
Total fair value recorded in other liabilities	$119,370	$(8,560)	$122,313	$(15,360)

As of March 31, 2021, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of March 31, 2021 and December 31, 2020, the Company had $9,974,000 and $15,490,000, respectively, of debt securities pledged and held in safekeeping at the financial institution counterparty.

The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended
	March 31,
	2021	2020

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$7,564	$13,571
Gross losses	(7,564)	(13,571)
Net gains (losses)	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended March 31, 2021
Balance, December 31, 2020	$19,578	$(118)	$(1,307)	$18,153
Transfer from available-for-sale to held-to-maturity	3,890	(3,890)	—	—
Other comprehensive income (loss) before reclassifications	(23,074)	—	219	(22,855)
Reclassifications	—	32	99	131
Other comprehensive income (loss), before tax	(23,074)	32	318	(22,724)
Income tax expense (benefit)	(6,577)	9	91	(6,477)
Other comprehensive income (loss), after tax	(16,497)	23	227	(16,247)
Balance, March 31, 2021	$6,971	$(3,985)	$(1,080)	$1,906

Three Months Ended March 31, 2020
Balance, December 31, 2019	$8,659	$(131)	$(696)	$7,832
Other comprehensive income (loss) before reclassifications	7,602	—	(970)	6,632
Reclassifications	—	(9)	2	(7)
Other comprehensive income (loss), before tax	7,602	(9)	(968)	6,625
Income tax expense (benefit)	2,166	(2)	(276)	1,888
Other comprehensive income (loss), after tax	5,436	(7)	(692)	4,737
Balance, March 31, 2020	$14,095	$(138)	$(1,388)	$12,569

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Current
Federal	$3,170	$1,721
State	1,698	988
Total current	4,868	2,709

Deferred
Federal	457	(457)
State	228	(221)
Total deferred	685	(678)
Income tax expense	$5,553	$2,031

Income tax expense differs from the statutory federal rate due to the following:

	Three Months Ended March 31,
	2021		2020
	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$4,368	21.0%	$1,733	21.0%
Increase (decrease) resulting from:
Federally tax exempt interest income	(367)	(1.8)	(357)	(4.3)
State taxes, net of federal benefit	1,514	7.3	631	7.6
Other	38	0.2	24	0.3
Income tax expense	$5,553	26.7%	$2,031	24.6%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the net deferred tax asset (liability) are as follows:

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$8,170	$9,046
Compensation related	1,802	2,301
Deferred loan fees	2,470	1,595
Nonaccrual interest	646	660
Foreclosed assets	59	45
Goodwill	287	336
Other	1,049	1,011
Total deferred tax assets	14,483	14,994

Deferred tax liabilities
Fixed asset depreciation	4,368	4,361
Mortgage servicing rights	2,175	1,692
Other purchase accounting adjustments	1,080	1,115
Intangible assets	521	580
Prepaid assets	557	685
Net unrealized gain on debt securities	1	6,569
Other	367	370
Total deferred tax liabilities	9,069	15,372
Net deferred tax asset (liability)	$5,414	$(378)

NOTE 13 – EARNINGS PER SHARE

The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s outstanding restricted stock units were vested.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Numerator:
Net income	$15,245	$6,221
Earnings allocated to participating securities	(31)	(15)
Numerator for earnings per share - basic and diluted	$15,214	$6,206

Denominator:
Weighted average common shares outstanding	27,430,912	27,457,306
Dilutive effect of outstanding restricted stock units	2,489	—
Weighted average common shares outstanding, including all dilutive potential shares	27,433,401	27,457,306

Earnings per share - Basic	$0.55	$0.23
Earnings per share - Diluted	$0.55	$0.23

NOTE 14 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (the SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved the termination of the SERP agreements, and a lump sum payment was made in June 2020 to each participant equal to the present value of any remaining installment payments. During the three months ended March 31, 2020, the Company recognized employee benefits expense for the SERP of $970,000.

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

The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Restricted stock units	$114	$67
Performance restricted stock units	15	—
Total awards classified as equity	129	67
Stock appreciation rights	130	(335)
Total stock-based compensation expense (benefit)	$259	$(268)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

A restricted stock unit grants a participant the right to receive one share of common stock, following the completion of the requisite service period. Restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and is recognized on a straight-line basis over the service period for the entire award. Dividend equivalents on restricted stock units, which are either accrued until vested or paid at the same time as dividends on common stock, are classified as dividends charged to retained earnings.

On February 19, 2021, the Company granted 43,047 restricted stock units to certain key employees which vest in three annual installments beginning on February 28, 2022. On February 19, 2021, the Company also granted 3,300 restricted stock units to non-employee directors which vest on February  28, 2022. The total fair value of the restricted stock units granted on February 19, 2021 was $720,000, based on the grant date closing price of $15.53 per share.

The following is a summary of restricted stock unit activity:

	Three Months Ended March 31,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	71,000	$18.98	—	$—
Granted	46,347	15.53	73,150	19.03
Vested	(20,225)	18.86	—	—
Forfeited	—	—	—	—
Ending balance	97,122	$17.36	73,150	$19.03

A further summary of restricted stock units as of March 31, 2021, is as follows:

		Weighted Average
	Restricted	Remaining
Grant Date Fair Values	Stock Units	Contractual Term
$ 15.53	46,347	2.8	years
$ 19.03	50,775	2.8	years

As of March 31, 2021, unrecognized compensation cost related to non-vested restricted stock units was $1,602,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance Restricted Stock Units

A performance restricted stock unit is similar to a restricted stock unit, except that the number of shares of common stock awarded is based on a performance condition and the completion of the requisite service period. Performance restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price and an assessment of the probable outcome of the performance condition and is recognized on a straight-line basis over the service period of the entire award. Dividend equivalents on performance restricted stock units, which are accrued until vested, are classified as dividends charged to retained earnings.

On February 19, 2021, the Company granted 28,697 performance restricted stock units to certain key employees which vest on February 28, 2024. The performance condition is  based on the average annual return on average tangible common equity during a three-year performance period. The number of shares of common stock that may be earned ranges from 0% to 150% of the number of performance restricted stock units granted. The total fair value of the performance restricted stock units granted on February 19, 2021 was $405,000, based on the grant date closing price of $15.53 per share and an assessment of the probable outcome of the performance condition on the grant date.

The following is a summary of performance restricted stock unit activity:

Three months ended March 31,
	2021		2020
	Maximum		Maximum
	Awarded	Weighted	Awarded	Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	—	$—	—	$—
Granted	43,046	15.53	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	43,046	$15.53	—	$—

A further summary of performance restricted stock units as of March 31, 2021, is as follows:

Maximum
Awarded
	Performance	Weighted Average
	Restricted	Remaining
Grant Date Fair Values	Stock Units	Contractual Term
$ 15.53	43,046	2.9	years

As of March 31, 2021, unrecognized compensation cost related to non-vested performance restricted stock units was $390,000, based on the current assessment of the probable outcome of the performance condition.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Appreciation Rights

A stock appreciation right grants a participant the right to receive an amount of cash, the value of which equals the appreciation in the Company’s stock price between the grant date and the exercise date. Stock appreciation rights units are classified as liabilities. The liability is based on an option-pricing model used to estimate the fair value of the stock appreciation rights. Compensation cost for unvested stock appreciation rights is recognized on a straight line basis over the service period of the entire award. The unvested stock appreciation rights vest in four equal annual installments beginning on the first anniversary of the grant date.

The following is a summary of stock appreciation rights activity:

	Three Months Ended March 31,
	2021		2020
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	105,570	$16.32	110,160	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(1,530)	16.32	—	—
Forfeited	—	—	—	—
Ending balance	104,040	$16.32	110,160	$16.32

A further summary of stock appreciation rights as of March 31, 2021, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	104,040	85,680	7.9	years

As of March 31, 2021, unrecognized compensation cost related to non-vested stock appreciation rights was $67,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021 and December 31, 2020, the liability recorded for outstanding stock appreciation rights was $402,000 and $272,000, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	March 31,	December 31,
	2021	2020
Risk-free interest rate	1.55%	0.80%
Expected volatility	34.96%	34.72%
Expected life (in years)	8.4	8.7
Expected dividend yield	3.50%	3.96%

As of March 31, 2021, the liability recorded for previously exercised stock appreciation rights was $797,000, which will be paid in three remaining equal annual installments. As of December 31, 2020, the liability recorded for previously exercised units was $1,087,000.

NOTE 16 – REGULATORY MATTERS

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

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of March 31, 2021 and December 31, 2020, the capital conservation buffer was 2.5%.

As of March 31, 2021, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of HBT Financial, Inc. (on a consolidated basis) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$434,408	17.37%	$200,018	8.00%	N/A	N/A
Heartland Bank and Trust Company	397,098	15.90	199,847	8.00	$249,809	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$366,392	14.65%	$150,014	6.00%	N/A	N/A
Heartland Bank and Trust Company	368,339	14.74	149,885	6.00	$199,847	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$329,892	13.19%	$112,510	4.50%	N/A	N/A
Heartland Bank and Trust Company	368,339	14.74	112,414	4.50	$162,376	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$366,392	9.85%	$148,768	4.00%	N/A	N/A
Heartland Bank and Trust Company	368,339	9.91	148,616	4.00	$185,770	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$426,283	17.40%	$195,970	8.00%	N/A	N/A
Heartland Bank and Trust Company	382,511	15.63	195,787	8.00	$244,733	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,410	14.55%	$146,977	6.00%	N/A	N/A
Heartland Bank and Trust Company	351,904	14.38	146,840	6.00	$195,787	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$319,927	13.06%	$110,233	4.50%	N/A	N/A
Heartland Bank and Trust Company	351,904	14.38	110,130	4.50	$159,077	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$356,410	9.94%	$143,454	4.00%	N/A	N/A
Heartland Bank and Trust Company	351,904	9.82	143,296	4.00	$179,120	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements is summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC on March 12, 2021. There were no transfers between levels during the three months ended March 31, 2021 and 2020. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis:

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$127,938	$—	$127,938
Municipal	—	282,333	—	282,333
Mortgage-backed:
Agency residential	—	169,104	—	169,104
Agency commercial	—	207,997	—	207,997
Corporate	—	69,463	—	69,463
Equity securities with readily determinable fair values	3,332	—	—	3,332
Mortgage servicing rights	—	—	7,629	7,629
Derivative financial assets	—	8,560	—	8,560
Derivative financial liabilities	—	9,700	—	9,700

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$121,993	$—	$121,993
Municipal	—	274,261	—	274,261
Mortgage-backed:
Agency residential	—	203,252	—	203,252
Agency commercial	—	250,766	—	250,766
Corporate	—	72,597	—	72,597
Equity securities with readily determinable fair values	3,292	—	—	3,292
Mortgage servicing rights	—	—	5,934	5,934
Derivative financial assets	—	15,360	—	15,360
Derivative financial liabilities	—	16,818	—	16,818

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2020 to March 31, 2021.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

March 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$7,629	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 85.0% (12.3%)
			Discount rate	8.8% to 11.0% (9.0%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$5,934	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 85.0% (17.3%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$12,882	$—	$12,882
Collateral-dependent impaired loans	—	—	30,579	30,579
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	4,748	4,748

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$14,713	$—	$14,713
Collateral-dependent impaired loans	—	—	33,320	33,320
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	4,168	4,168

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

March 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$30,579	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	4,748	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$33,320	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	4,168	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	March 31, 2021		December 31, 2020
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$429,736	$429,736	$312,451	$312,451
Debt securities held-to-maturity	Level 2	192,994	195,608	68,395	72,441
Restricted stock	Level 3	2,498	2,498	2,498	2,498
Loans, net	Level 3	2,241,946	2,264,145	2,215,168	2,235,767
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	12,718	12,718	14,255	14,255

Financial liabilities:
Time deposits	Level 3	285,461	286,430	299,474	300,989
Securities sold under agreements to repurchase	Level 2	41,976	41,976	45,736	45,736
Subordinated notes	Level 3	39,257	38,162	39,238	38,403
Junior subordinated debentures	Level 3	37,665	23,528	37,648	23,766
Accrued interest payable	Level 2	551	551	1,151	1,151

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

Such commitments and conditional obligations were as follows:

	Contractual Amount
	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Commitments to extend credit	$523,646	$530,191
Standby letters of credit	10,235	10,031

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.

The following is management’s discussion and analysis of the financial condition as of March 31, 2021 (unaudited), as compared with December 31, 2020, and the results of operations for the three months ended March 31, 2021 and 2020 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be attained for any other period.

OVERVIEW

HBT Financial, Inc. is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company. The Bank provides a comprehensive suite of business, commercial, wealth management, and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois through 63 branches. As of March 31, 2021, the Company had total assets of $3.9 billion, total loans of $2.3 billion, and total deposits of $3.4 billion. HBT Financial, Inc. is a longstanding Central Illinois company, with banking roots that can be traced back to 1920.

Market Area

We currently operate 63 branch locations across 18 counties in Central and Northeastern Illinois. We hold a leading deposit share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance.

Below is a summary of the loan and deposit balances by the metropolitan and micropolitan statistical areas in which we operate:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Loans, before allowance for loan losses
Bloomington-Normal	$535,934	$523,418
Champaign-Urbana	201,597	214,646
Chicago	1,168,524	1,132,893
Lincoln	98,301	103,614
Ottawa-Peru	106,920	107,098
Peoria	159,429	165,337
Loans, before allowance for loan losses	$2,270,705	$2,247,006

Total deposits
Bloomington-Normal	$829,832	$774,082
Champaign-Urbana	190,533	174,653
Chicago	1,171,392	1,077,691
Lincoln	198,591	201,012
Ottawa-Peru	373,704	347,211
Peoria	591,914	555,885
Total deposits	$3,355,966	$3,130,534

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

COVID-19 Response and Impact Overview

The Company has taken a number of steps to support our employees and customers while maintaining the health and safety of all involved, including, but not limited to:

●	Placed the health of customers and employees first by maintaining enhanced cleaning protocols and other safety measures at all locations;
●	Enabling work from home for many employees and social distancing for employees who need to report to the office;
●	Maintaining regular business hours at our branches and call center to continue serving our customers throughout the pandemic;
●	Participating in both rounds of the Small Business Administration’s (SBA) Paycheck Protection Program;
●	Offering loan payment modifications to customers experiencing financial hardship due to COVID-19.

Paycheck Protection Program Loans

We continue to process forgiveness applications for Paycheck Protection Program (PPP) loans, with $80.0 million of PPP loans originated in round 1 receiving full or partial forgiveness by March 31, 2021. We expect the vast majority of the PPP loans from round 1 that were outstanding as of March 31, 2021 to be forgiven in the second quarter of 2021.

In December 2020, the PPP was extended and allowed eligible borrowers to receive a second PPP loan. Through March 31, 2021, we have funded $92.3 million of PPP loans as part of the second round of the program.

The following table summarizes outstanding PPP loans as of March 31, 2021:

	Round 1	Round 2	Total

	(dollars in thousands)
PPP loan balance, before net deferred origination fees	$105,405	92,309	$197,714
Net deferred origination fees	(2,071)	(5,084)	(7,155)
PPP loan balance	$103,334	87,225	$190,559

During the three months ended March 31, 2021, the deferred origination fees on round 2 PPP loans were reduced by direct origination costs of $0.3 million, consisting primarily of salaries and benefits costs. During the three months ended March 31, 2021, net deferred origination fees on PPP loans of $2.2 million were recognized as taxable loan interest income. Recognition of net deferred originations fees is accelerated upon loan forgiveness or repayment prior to contractual maturity.

Payment Modifications Related to COVID-19

Loan payment modifications have been made for borrowers experiencing financial hardship due to COVID-19, with substantially all modifications in the form of a three-month interest-only period or a one-month payment deferral. Consistent with the applicable accounting and regulatory guidance, short-term loan payment modifications such as these are generally not considered to be a troubled debt restructuring.

The volume of loan modification requests related to a COVID-19 financial hardship have declined significantly from its height during the second quarter of 2020. As of March 31, 2021 and December 31, 2020, total loans granted a payment modification related to a COVID-19 financial hardship were $16.7 million and $28.0 million, respectively.

Industries Adversely Impacted by COVID-19

While many industries have been and may continue to be adversely impacted by the COVID-19 pandemic, the restaurant and hotel industries are considered particularly susceptible to significant adverse impacts. While many areas of consumer and business spending have rebounded in recent months, there is uncertainty about the longer lasting impact on the restaurant and hotel industries resulting from the COVID-19 pandemic. Adverse impacts in these and other industries may result in a deterioration of the loan portfolio’s credit quality or an increase in loan losses.

The below table summarizes loan balances within the restaurant and hotel industries, along with select credit quality information, as of March 31, 2021.

	Carrying Balance			Modified Payments (1)				Substandard
	Non-PPP Loans	PPP Loans	Total	Pass	Pass-Watch	Substandard	Total	Risk Rating (2)

	(dollars in thousands)
Restaurants
Commercial and industrial	$2,590	$22,983	$25,573	$192	$—	$330	$522	$330
Commercial real estate - owner occupied	15,506	—	15,506	—	—	504	504	2,692
Commercial real estate - non-owner occupied	5,743	—	5,743	—	—	—	—	458
Total	$23,839	$22,983	$46,822	$192	$—	$834	$1,026	$3,480

Hotels
Commercial and industrial	$300	$2,716	$3,016	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied	20,360	—	20,360	—	2,526	—	2,526	6,619
Construction and land development	1,734	—	1,734	—	—	—	—	—
Total	$22,394	$2,716	$25,110	$—	$2,526	$—	$2,526	$6,619
(1)	Borrowers that were granted a loan payment modification related to a COVID-19 financial hardship that have not returned to regular payments as of March 31, 2021.
(2)	Includes those loans shown as Modified Payments – Substandard.

Branch Rationalization Plan

In April 2021, the Company made plans to close or consolidate six branches during the third quarter of 2021. This branch rationalization plan is expected to result in approximately $0.8 million of pre-tax nonrecurring costs, primarily related to asset impairment charges and severance payments. When fully realized, the Company estimates annual cost savings, net of associated revenue impacts, related to the branch rationalization plan to be approximately $1.1 million.

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

COVID-19 Pandemic

Although the Company has maintained business operations since the beginning of the COVID-19 pandemic, it has caused significant economic disruption throughout the United States and the communities that we serve. While the economic outlook has generally improved in 2021, compared to 2020, uncertainty surrounding potential surges in COVID-19 infections and the longer lasting impact on specific industries remains. As a result, the businesses we serve may continue to be adversely impacted and the ability of our customers to fulfill their contractual obligations to us may deteriorate. This could adversely affect our asset valuations, financial condition, liquidity and results of operations, and the impacts may be material.

During 2020, we experienced the following adverse impacts of the COVID-19 pandemic:

●	Decrease in net interest income and net interest margin, as a result of the lower interest rate environment;
●	Increase in provision for loan losses due to deterioration in the loan portfolio’s credit quality, as a result of the economic slow-down caused by the COVID-19 pandemic;
●	Decrease in debit and credit card interchange income, as a result of a lower level of consumer activity and lower associated volume of debit and credit card transactions;
●	Decrease in service charge income on deposit accounts, such as overdraft fees, as a result of federal economic stimulus payments received by customers;
●	Decrease in demand for loans, excluding PPP loans, as a result of the economic slow-down caused by the COVID-19 pandemic.

While some of these trends have reversed in 2021, sustained improvements are highly dependent upon strengthening economic conditions. The COVID-19 pandemic continues to cause economic uncertainties which may again result in these and other adverse impacts to our financial condition and results of operations.

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

With significant cash inflows realized from the forgiveness of PPP loans and growth in deposit balances, driven by federal economic stimulus payments received by retail customers, the current yields on funds reinvested into new securities are lower than existing portfolio yields. Considering the recent drastic changes in market rates and the ongoing economic uncertainty, our net interest income and net interest margin could decrease in future periods.

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

The economic slow-down caused by the COVID-19 pandemic has resulted in, and may continue to result in, decreased loan demand, excluding PPP loans. In addition, potential surges in COVID-19 infections and the longer lasting impact on specific industries may result in deterioration in the loan portfolio’s credit quality and an increase in loan losses.

Competition

Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks in all our markets and, to a lesser extent, with money center banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies and other financial institutions operating within the areas we serve. We compete by emphasizing personalized service and efficient decision-making tailored to individual needs. We do not rely on any individual, group, or entity for a material portion of our loans or our deposits. We continue to see increased competitive pressures on loan rates and terms which may affect our financial results in the future.

Digital Banking

Throughout the banking industry, in-person branch traffic continues to decline as more customers turn to digital banking for routine banking transactions. The COVID-19 pandemic has accelerated this transition, and in-person branch traffic is not expected to return to pre-pandemic levels. We plan to continue investing in our digital banking platforms, while maintaining an appropriately sized branch network. An inability to meet evolving customer expectations for both digital and in-person banking may adversely affect our financial results in the future.

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

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands, except per share data)
Statement of Income Information
Total interest and dividend income	$30,606	$32,720
Total interest expense	1,477	2,058
Net interest income	29,129	30,662
Provision for loan losses	(3,405)	4,355
Net income after provision for loan losses	32,534	26,307
Total noninterest income	10,808	5,252
Total noninterest expense	22,544	23,307
Income before income tax expense	20,798	8,252
Income tax expense	5,553	2,031
Net income	$15,245	$6,221

Adjusted net income (1)	$14,033	$8,379

Net interest income (tax-equivalent basis) (1) (2)	$29,632	$31,125

Share and Per Share Information
Earnings per share - Diluted	$0.55	$0.23
Adjusted earnings per share - Diluted (1)	0.51	0.30

Weighted average shares of common stock outstanding	27,430,912	27,457,306

Summary Ratios
Net interest margin *	3.25%	4.03%
Net interest margin (tax-equivalent basis) * (1) (2)	3.30	4.09
Yield on loans *	4.57	5.19
Yield on interest-earning assets *	3.41	4.30
Cost of interest-bearing liabilities *	0.25	0.39
Cost of total deposits *	0.08	0.24

Efficiency ratio	55.73%	64.01%
Efficiency ratio (tax-equivalent basis) (1) (2)	55.03	63.20

Return on average assets *	1.64%	0.78%
Return on average stockholders' equity *	17.01	7.33
Return on average tangible common equity * (1)	18.33	7.97

Adjusted return on average assets * (1)	1.51%	1.06%
Adjusted return on average stockholders' equity * (1)	15.65	9.87
Adjusted return on average tangible common equity * (1)	16.88	10.73

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021, net income was $15.2 million increasing by $9.0 million, or 145.1%, when compared to net income for the three months ended March 31, 2020. Net income increased primarily due to the following:

●	A $7.8 million improvement in the provision for loan losses, reflecting the improvements in the economic environment from a year ago.
●	A $3.9 million improvement in the mortgage servicing rights fair value adjustment, primarily resulting from changes in mortgage prepayment speed expectations.
●	A $1.6 million increase in gains on sale of mortgage loans, primarily as a result of the strong mortgage refinance environment that started in the second quarter of 2020.
●	Partially offsetting these improvements was a $3.5 million increase in income tax expense, primarily as a result of higher pre-tax income.

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

The following table sets forth average balances, average yields and costs, and certain other information for the three months ended March 31, 2021 and 2020. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,284,159	$25,744	4.57%	$2,141,031	$27,615	5.19%
Securities	1,004,877	4,769	1.92	668,572	4,362	2.62
Deposits with banks	345,915	80	0.09	251,058	729	1.17
Other	2,498	13	2.04	2,425	14	2.38
Total interest-earning assets	3,637,449	$30,606	3.41%	3,063,086	$32,720	4.30%
Allowance for loan losses	(31,856)			(22,474)
Noninterest-earning assets	155,622			148,131
Total assets	$3,761,215			$3,188,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$997,720	$117	0.05%	$811,866	$251	0.12%
Money market	482,385	89	0.07	464,124	394	0.34
Savings	541,896	41	0.03	434,276	70	0.06
Time	294,172	397	0.55	341,770	880	1.04
Total interest-bearing deposits	2,316,173	644	0.11	2,052,036	1,595	0.31
Securities sold under agreements to repurchase	46,348	7	0.06	41,968	20	0.19
Borrowings	500	1	0.44	221	—	0.52
Subordinated notes	39,245	470	4.85	—	—	—
Junior subordinated debentures issued to capital trusts	37,655	355	3.83	37,589	443	4.74
Total interest-bearing liabilities	2,439,921	$1,477	0.25%	2,131,814	$2,058	0.39%
Noninterest-bearing deposits	920,514			670,714
Noninterest-bearing liabilities	37,223			44,696
Total liabilities	3,397,658			2,847,224
Stockholders' Equity	363,557			341,519
Total liabilities and stockholders’ equity	$3,761,215			3,188,743

Net interest income/Net interest margin (3)		$29,129	3.25%		$30,662	4.03%
Tax-equivalent adjustment (2)		503	0.05		463	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (1) (2)		$29,632	3.30%		$31,125	4.09%
Net interest rate spread (4)			3.16%			3.91%
Net interest-earning assets (5)	$1,197,528			$931,272
Ratio of interest-earning assets to interest-bearing liabilities	1.49			1.44
Cost of total deposits			0.08%			0.24%

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income, which includes contractual interest on loans, loan fees, accretion of acquired loan discounts and net earnings on cash flow hedges.

	Three Months Ended March 31,
	2021		2020
		Yield		Yield
	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$22,683	4.02%	$26,022	4.89%
Loan fees (excluding PPP loans)	776	0.14	1,164	0.22
PPP loan fees	2,226	0.40	—	—
Accretion of acquired loan discounts	59	0.01	397	0.07
Net cash flow hedge earnings	—	—	32	0.01
Total loan interest income	$25,744	4.57%	$27,615	5.19%

*       Annualized measure.

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

	Three Months Ended March 31,
	2021		2020
		Net Interest		Net Interest
		Margin		Margin
	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$22,683	2.53%	$26,022	3.42%
Contractual interest on securities	6,501	0.72	5,151	0.68
Contractual interest on deposits with banks	80	0.01	729	0.09
Loan fees (excluding PPP loans)	776	0.09	1,164	0.15
PPP loan fees	2,226	0.25	—	—
Accretion of acquired loan discounts	59	0.01	397	0.05
Securities amortization, net	(1,732)	(0.20)	(790)	(0.10)
Other	13	—	47	0.01
Total interest income	30,606	3.41	32,720	4.30

Interest expense:
Contractual interest on deposits	641	0.07	1,588	0.21
Contractual interest on other interest-bearing liabilities	698	0.08	413	0.05
Other	138	0.01	57	0.01
Total interest expense	1,477	0.16	2,058	0.27
Net interest income	29,129	3.25	30,662	4.03
Tax equivalent adjustment (1)	503	0.05	463	0.06
Net interest income (tax equivalent) (1) (2)	$29,632	3.30%	$31,125	4.09%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

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

	Three Months Ended March 31, 2021
	vs.
	Three Months Ended March 31, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$1,765	$(3,636)	$(1,871)
Securities	1,806	(1,399)	407
Deposits with banks	202	(851)	(649)
Other	—	(1)	(1)
Total interest-earning assets	3,773	(5,887)	(2,114)

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	48	(182)	(134)
Money market	14	(319)	(305)
Savings	14	(43)	(29)
Time	(110)	(373)	(483)
Total interest-bearing deposits	(34)	(917)	(951)
Securities sold under agreements to repurchase	2	(15)	(13)
Borrowings	1	—	1
Subordinated notes	470	—	470
Junior subordinated debentures issued to capital trusts	1	(89)	(88)
Total interest-bearing liabilities	440	(1,021)	(581)
Change in net interest income	$3,333	$(4,866)	$(1,533)

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Net interest income for the three months ended March 31, 2021 was $29.1 million, decreasing $1.5 million, or 5.0%, from the three months ended March 31, 2020. The decrease is primarily attributable to declines in benchmark interest rates, which drove lower yields on interest-earning assets. Partially offsetting this decline was a substantial increase in interest-earning asset balances, driven by PPP loan originations and federal economic stimulus payments received by our retail customers. Also partially mitigating the decline in net interest income were lower costs on deposits and a decrease in time deposit balances.

Net interest margin decreased as well to 3.25% for the three months ended March 31, 2021 compared to 4.03% for the three months ended March 31, 2020. The decrease was primarily attributable to the decline in the average yield on earning assets. The contribution of acquired loan discount accretion to net interest income declined to less than $0.1 million, or 1 basis points of the net interest margin, for the three months ended March 31, 2021 from $0.4 million, or 5 basis points of the net interest margin, for the three months ended March 31, 2020.

Additionally, the $40 million of subordinated notes issued during the third quarter of 2020 has added downward pressure to net interest income and net interest margin in subsequent periods. However, the proceeds from the issuance, which were primarily invested in debt securities, provide additional regulatory capital to buffer against higher than estimated credit losses and support organic or acquisitive growth.

The quarterly net interest margins were as follows:

	2021	2020
Three months ended:
March 31	3.25%	4.03%
June 30	—	3.51
September 30	—	3.39
December 31	—	3.31

In March 2020, the Federal Open Markets Committee lowered Federal Funds target rates twice, for a combined decrease of 150 basis points in response to the economic downturn related to the COVID-19 pandemic. These rate cuts have put downward pressure on our net interest margin. In general, we believe that rate increases will lead to improved net interest margins while rate decreases will result in lower net interest margins.

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

The deterioration of economic conditions related to the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the communities that we serve. As a result, our allowance for loan losses has increased since the onset of the COVID-19 pandemic, and may remain elevated until economic conditions improve.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The Company recorded a negative provision for loan losses of $3.4 million during the three months ended March 31, 2021, compared to a provision for loan losses of $4.4 million during the three months ended March 31, 2020. The negative provision was primarily due to changes to qualitative factors reflecting an improved economic environment and improved asset quality metrics, resulting in a $1.8 million decrease in required reserve; a decrease in specific reserves on loans individually evaluated for impairment, resulting in a $1.3 million decrease in required reserves; and a $0.3 million net recovery during the three months ended March 31, 2021.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change

	(dollars in thousands)
Card income	$2,258	$1,792	$466
Service charges on deposit accounts	1,297	1,834	(537)
Wealth management fees	1,972	1,814	158
Mortgage servicing	685	724	(39)
Mortgage servicing rights fair value adjustment	1,695	(2,171)	3,866
Gains on sale of mortgage loans	2,100	536	1,564
Gains (losses) on securities	40	(52)	92
Gains (losses) on foreclosed assets	(76)	35	(111)
Gains (losses) on other assets	1	(3)	4
Other noninterest income	836	743	93
Total noninterest income	$10,808	$5,252	$5,556

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Total noninterest income for the three months ended March 31, 2021 was $10.8 million, an increase of $5.6 million, or 105.8%, from the three months ended March 31, 2020. Noninterest income increased primarily due to the following:

●	A $3.9 million improvement in the mortgage servicing rights fair value adjustment, primarily resulting from changes in mortgage prepayment speed expectations.
●	A $1.6 million increase in gains on sale of mortgage loans, primarily as a result of the strong mortgage refinance environment that started in the second quarter of 2020. A lower level of mortgage refinancing activity is anticipated during the remainder of 2021 and is expected to result in lower mortgage banking profits, relative to the three months ended March 31, 2021 and the second half of 2020.
●	A $0.5 million increase in card income was primarily due to the 2020 results reflecting a lower volume of debit and credit card transactions which coincided with the beginning of the COVID-19 pandemic and the related initial economic slowdown.
●	Slightly offsetting these improvements was a $0.5 million decrease in service charges on deposit accounts, as a result of lower overdraft incidences driven by federal economic stimulus received by our customers.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change

	(dollars in thousands)
Salaries	$12,596	$12,754	$(158)
Employee benefits	1,722	2,434	(712)
Occupancy of bank premises	1,938	1,828	110
Furniture and equipment	623	603	20
Data processing	1,688	1,586	102
Marketing and customer relations	565	1,044	(479)
Amortization of intangible assets	289	317	(28)
FDIC insurance	240	36	204
Loan collection and servicing	365	348	17
Foreclosed assets	143	89	54
Other noninterest expense	2,375	2,268	107
Total noninterest expense	$22,544	$23,307	$(763)

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Total noninterest expense for the three months ended March 31, 2021 was $22.5 million, a decrease of $0.8 million, or 3.3%, from the three months ended March 31, 2020. Noninterest expense decreased primarily due to the following:

●	A $0.7 million decrease in employee benefits expense, primarily due to the 2020 results including a $0.8 million charge for the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020.
●	A $0.5 million decrease in marketing and customer relations expense.
●	Partially offsetting these decreases was a $0.2 million increase in FDIC insurance expense, as the 2020 results included the application of small bank assessment credits which were fully utilized by March 31, 2020.

Income Taxes

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

We recorded income tax expense of $5.6 million, or 26.7% effective tax rate, during the three months ended March 31, 2021 compared to $2.0 million, or 24.6% effective tax rate, during the three months ended March 31, 2020. The effective tax rate increased primarily due to the tax exempt interest income making up a smaller portion of pre-tax income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The effective income tax rate was lower than the combined federal and state statutory rate of approximately 28.5% primarily due to tax exempt interest income.

FINANCIAL CONDITION

	March 31,	December 31,
	2021	2020	$ Change	% Change

Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$429,736	$312,451	$117,285	37.5%
Debt securities available-for-sale, at fair value	856,835	922,869	(66,034)	(7.2)
Debt securities held-to-maturity	192,994	68,395	124,599	182.2
Loans held for sale	12,882	14,713	(1,831)	(12.4)

Loans, before allowance for loan losses	2,270,705	2,247,006	23,699	1.1
Less: allowance for loan losses	28,759	31,838	(3,079)	(9.7)
Loans, net of allowance for loan losses	2,241,946	2,215,168	26,778	1.2

Goodwill	23,620	23,620	—	—
Core deposit intangible assets, net	2,509	2,798	(289)	(10.3)
Other assets	105,092	106,553	(1,461)	(1.4)
Total assets	$3,865,614	$3,666,567	199,047	5.4

Total deposits	$3,355,966	$3,130,534	$225,432	7.2%
Securities sold under agreements to repurchase	41,976	45,736	(3,760)	(8.2)
Subordinated notes	39,257	39,238	19	—
Junior subordinated debentures	37,665	37,648	17	—
Other liabilities	33,344	49,494	(16,150)	(32.6)
Total liabilities	3,508,208	3,302,650	205,558	6.2
Total stockholders' equity	357,406	363,917	(6,511)	(1.8)
Total liabilities and stockholders' equity	$3,865,614	$3,666,567	199,047	5.4

Tangible assets (1)	$3,839,485	$3,640,149	$199,336	5.5%
Tangible common equity (1)	331,277	337,499	(6,222)	(1.8)

Core deposits (1)	$3,334,066	$3,103,847	$230,219	7.4%

Share and Per Share Information
Book value per share	$13.05	$13.25
Tangible book value per share (1)	12.10	12.29

Shares of common stock outstanding	27,382,069	27,457,306

Balance Sheet Ratios
Loan to deposit ratio	67.66%	71.78%
Core deposits to total deposits (1)	99.35	99.15
Stockholders' equity to total assets	9.25	9.93
Tangible common equity to tangible assets (1)	8.63	9.27
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total assets were $3.87 billion at March 31, 2021, an increase of $199.0 million, or 5.4%, from December 31, 2020. Significant changes in our balance sheet include the following:

●	Total deposits increased $225.4 million, primarily due to funds received by our commercial customers from round 2 PPP loans and federal economic stimulus payments received by retail customers.
●	Cash and cash equivalents increased by $117.3 million, primarily as a result of funds received from the forgiveness of round 1 PPP loans and federal economic stimulus received by retail customers.
●	Excess liquidity was reinvested into debt securities which increased $58.6 million.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	March 31, 2021		December 31, 2020
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$412,812	18.2%	$393,312	17.5%
Agricultural and farmland	228,032	10.0	222,723	9.9
Commercial real estate - owner occupied	224,599	9.9	222,360	9.9
Commercial real estate - non-owner occupied	516,963	22.8	520,395	23.2
Multi-family	236,381	10.4	236,391	10.5
Construction and land development	215,375	9.5	225,652	10.0
One-to-four family residential	300,768	13.2	306,775	13.7
Municipal, consumer, and other	135,775	6.0	119,398	5.3
Loans, before allowance for loan losses	2,270,705	100.0%	2,247,006	100.0%
Allowance for loan losses	(28,759)		(31,838)
Loans, net of allowance for loan losses	$2,241,946		$2,215,168

Loans, before allowance for loan losses (originated) (1)	$2,156,095	95.0%	$2,126,323	94.6%
Loans, before allowance for loan losses (acquired) (1)	114,610	5.0	120,683	5.4
Loans, before allowance for loan losses	$2,270,705	100.0%	$2,247,006	100.0%

PPP loans (included above)
Commercial and industrial	$175,389		$153,860
Agricultural and farmland	8,921		3,049
Municipal, consumer, and other	6,249		6,587
Total PPP loans	$190,559		$163,496
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Loans, before allowance for loan losses were $2.27 billion at March 31, 2021, an increase of $23.7 million, or 1.1%, from December 31, 2020. The increase in loans was primarily attributable to an increase in PPP loans, as originations of round 2 PPP loans exceeded the payoffs and paydowns from PPP loan forgiveness.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
March 31, 2021	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$152,849	$248,293	$11,670	$—	$412,812
Agricultural and farmland	95,218	97,488	33,167	2,159	228,032
Commercial real estate - owner occupied	33,031	127,919	61,005	2,644	224,599
Commercial real estate - non-owner occupied	87,197	307,684	120,724	1,358	516,963
Multi-family	40,914	121,757	73,710	—	236,381
Construction and land development	127,304	84,584	2,962	525	215,375
One-to-four family residential	45,160	121,737	79,114	54,757	300,768
Municipal, consumer, and other	16,606	32,841	72,496	13,832	135,775
Total	$598,279	$1,142,303	$454,848	$75,275	$2,270,705

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
March 31, 2021	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$12,591	$4,402	$16,993	$242,970	$259,963
Agricultural and farmland	15,625	5,139	20,764	112,050	132,814
Commercial real estate - owner occupied	31,860	20,239	52,099	139,469	191,568
Commercial real estate - non-owner occupied	71,046	21,167	92,213	337,553	429,766
Multi-family	15,196	26,575	41,771	153,696	195,467
Construction and land development	35,689	30	35,719	52,352	88,071
One-to-four family residential	99,542	16,656	116,198	139,410	255,608
Municipal, consumer, and other	45,573	4,805	50,378	68,791	119,169
Total	$327,122	$99,013	$426,135	$1,246,291	$1,672,426

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

The following table below sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	March 31, 2021	December 31, 2020

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$9,106	$9,939
Past due 90 days or more, still accruing (1)	10	21
Total nonperforming loans	9,116	9,960
Foreclosed assets	4,748	4,168
Total nonperforming assets	$13,864	$14,128

NONPERFORMING ASSETS (Originated) (2)
Nonaccrual	$2,101	$2,908
Past due 90 days or more, still accruing	10	21
Total nonperforming loans (originated)	2,111	2,929
Foreclosed assets	737	674
Total nonperforming assets (originated)	$2,848	$3,603

NONPERFORMING ASSETS (Acquired) (2)
Nonaccrual	$7,005	$7,031
Past due 90 days or more, still accruing (1)	—	—
Total nonperforming loans (acquired)	7,005	7,031
Foreclosed assets	4,011	3,494
Total nonperforming assets (acquired)	$11,016	$10,525

Allowance for loan losses	$28,759	$31,838

Loans, before allowance for loan losses	$2,270,705	$2,247,006
Loans, before allowance for loan losses (originated) (2)	2,156,095	2,126,323
Loans, before allowance for loan losses (acquired) (2)	114,610	120,683

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	1.27%	1.42%
Allowance for loan losses to nonperforming loans	315.48	319.66
Nonperforming loans to loans, before allowance for loan losses	0.40	0.44
Nonperforming assets to total assets	0.36	0.39
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.61	0.63

CREDIT QUALITY RATIOS (Originated) (2)
Nonperforming loans to loans, before allowance for loan losses	0.10%	0.14%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.13	0.17

CREDIT QUALITY RATIOS (Acquired) (2)
Nonperforming loans to loans, before allowance for loan losses	6.11%	5.83%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	9.29	8.48
(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $29 thousand and $0.6 million as of March 31, 2021 and December 31, 2020, respectively.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

Total nonperforming assets were $13.9 million at March 31, 2021, a decrease of $0.3 million, or 1.9%, from December 31, 2020. The decrease was primarily attributable to the pay down, pay off, or return to accrual status of several smaller loans.

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

The following table presents TDRs by loan category.

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Commercial and industrial	$283	$296
Agricultural and farmland	—	—
Commercial real estate - owner occupied	6,471	6,491
Commercial real estate - non-owner occupied	1,335	1,354
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	250	454
Municipal, consumer, and other	—	—
Total accrual troubled debt restructurings	8,339	8,595

Commercial and industrial	59	75
Agricultural and farmland	—	—
Commercial real estate - owner occupied	137	141
Commercial real estate - non-owner occupied	—	—
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	138	139
Municipal, consumer, and other	—	—
Total nonaccrual troubled debt restructurings	334	355
Total troubled debt restructurings	$8,673	$8,950

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

As of March 31, 2021 and December 31, 2020, our risk classifications of loans were as follows:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Pass	$1,989,318	$1,953,912
Pass-watch	205,123	208,584
Substandard	76,264	84,510
Doubtful	—	—
Total	$2,270,705	$2,247,006

Pass-watch loans decreased $3.5 million, or 1.7% from December 31, 2020 to March 31, 2021. Additionally, substandard loans decreased $8.2 million, or 9.8%, from December 31, 2020 to March 31, 2021. These improvements were primarily the result of improving economic conditions.

Net Charge-offs and Recoveries

The following table sets forth activity in the allowance for loan losses.

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Balance, beginning of period	$31,838	$22,299

Charge-offs:
Commercial and industrial	—	(809)
Agricultural and farmland	—	(27)
Commercial real estate - owner occupied	—	—
Commercial real estate - non-owner occupied	—	(56)
Multi-family	—	—
Construction and land development	—	(1)
One-to-four family residential	(72)	(104)
Municipal, consumer, and other	(123)	(224)
Total charge-offs	(195)	(1,221)

Recoveries:
Commercial and industrial	293	54
Agricultural and farmland	—	—
Commercial real estate - owner occupied	—	440
Commercial real estate - non-owner occupied	7	5
Multi-family	—	—
Construction and land development	90	10
One-to-four family residential	42	71
Municipal, consumer, and other	89	74
Total recoveries	521	654

Net (charge-offs) recoveries	326	(567)
Provision for loan losses	(3,405)	4,355
Balance, end of period	$28,759	$26,087

Net charge-offs (recoveries)	$(326)	$567
Net charge-offs (recoveries) - (originated) (1)	(320)	172
Net charge-offs (recoveries) - (acquired) (1)	(6)	395

Average loans, before allowance for loan losses	$2,284,159	$2,141,031
Average loans, before allowance for loan losses (originated) (1)	2,166,079	1,984,066
Average loans, before allowance for loan losses (acquired) (1)	118,080	156,965

Net charge-offs (recoveries) to average loans, before allowance for loan losses *	(0.06)%	0.11%
Net charge-offs (recoveries) to average loans, before allowance for loan losses (originated) * (1)	(0.06)	0.03
Net charge-offs (recoveries) to average loans, before allowance for loan losses (acquired) * (1)	(0.02)	1.01

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most comparable GAAP measures.

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for loan losses, by loan category.

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$(293)	$755
Agricultural and farmland	—	27
Commercial real estate - owner occupied	—	(440)
Commercial real estate - non-owner occupied	(7)	51
Multi-family	—	—
Construction and land development	(90)	(9)
One-to-four family residential	30	33
Municipal, consumer, and other	34	150
Total	$(326)	$567

Average loans, before allowance for loan losses
Commercial and industrial	$419,163	$308,488
Agricultural and farmland	212,327	208,614
Commercial real estate - owner occupied	208,071	237,182
Commercial real estate - non-owner occupied	553,074	549,782
Multi-family	232,502	183,280
Construction and land development	216,404	217,475
One-to-four family residential	316,419	320,208
Municipal, consumer, and other	126,199	116,002
Total	$2,284,159	$2,141,031

Net charge-offs (recoveries) to average loans, before allowance for loan losses *
Commercial and industrial	(0.28)%	0.98%
Agricultural and farmland	—	0.05
Commercial real estate - owner occupied	—	(0.75)
Commercial real estate - non-owner occupied	(0.01)	0.04
Multi-family	—	—
Construction and land development	(0.17)	(0.02)
One-to-four family residential	0.04	0.04
Municipal, consumer, and other	0.11	0.52
Total	(0.06)%	0.11%

*       Annualized measure.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Net charge-offs (recoveries) to average total loans before allowance for loan losses have remained low during each of the three months ended March 31, 2021 and March 31, 2020. This ratio has remained low for several years, due primarily to the favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic. We also believe our continuous credit monitoring and collection efforts have resulted in lower levels of loan losses.

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses by major loan categories:

	March 31, 2021		December 31, 2020
	Allowance for	Loan	Allowance for	Loan
	Loan Losses	Balances	Loan Losses	Balances

	(dollars in thousands)
Commercial and industrial	$2,420	$412,812	$3,929	$393,312
Agricultural and farmland	865	228,032	793	222,723
Commercial real estate - owner occupied	2,715	224,599	3,141	222,360
Commercial real estate - non-owner occupied	11,330	516,963	11,251	520,395
Multi-family	2,090	236,381	1,957	236,391
Construction and land development	4,006	215,375	4,232	225,652
One-to-four family residential	1,573	300,768	1,801	306,775
Municipal, consumer, and other	3,760	135,775	4,734	119,398
Total	$28,759	$2,270,705	$31,838	$2,247,006

Securities

The Company’s investment policy is established by management and approved by the board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets and consistency with our interest rate risk management strategy.

The following table sets forth the composition, amortized cost, and fair values of debt securities:

	March 31, 2021		December 31, 2020
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(dollars in thousands)
Available-for-sale:
U.S. government agency	$129,494	$127,938	$118,282	$121,993
Municipal	280,212	282,333	265,309	274,261
Mortgage-backed:
Agency residential	164,942	169,104	198,543	203,252
Agency commercial	208,692	207,997	246,649	250,766
Corporate	67,959	69,463	70,917	72,597
Total available-for-sale	851,299	856,835	899,700	922,869
Held-to-maturity:
U.S. government agency	7,323	7,323	—	—
Municipal	21,067	22,255	22,484	23,874
Mortgage-backed:
Agency residential	20,335	20,723	13,031	13,483
Agency commercial	144,269	145,307	32,880	35,084
Total held-to-maturity	192,994	195,608	68,395	72,441
Total debt securities	$1,044,293	$1,052,443	$968,095	$995,310

We evaluate securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired. There were no other-than-temporary impairments during the three months ended March 31, 2021 and 2020.

Portfolio Maturities and Yields

The composition and maturities of the debt securities portfolio as of March 31, 2021 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	March 31, 2021
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. government agency	$4,514	2.18%	$—	—%	$4,514	2.18%
Municipal	15,219	2.65	2,772	3.30	17,991	2.75
Mortgage-backed:
Agency residential	35	1.30	—	—	35	1.30
Agency commercial	9,223	2.10	—	—	9,223	2.10
Corporate	11,673	2.13	—	—	11,673	2.13
Total	$40,664	2.32%	$2,772	3.30%	$43,436	2.38%

Due after 1 year through 5 years
U.S. government agency	$5,004	1.91%	$—	—%	$5,004	1.91%
Municipal	48,279	2.36	12,000	3.64	60,279	2.61
Mortgage-backed:
Agency residential	5,771	2.19	—	—	5,771	2.19
Agency commercial	41,215	2.76	3,097	2.83	44,312	2.76
Corporate	22,855	2.93	—	—	22,855	2.93
Total	$123,124	2.57%	$15,097	3.47%	$138,221	2.67%

Due after 5 years through 10 years
U.S. government agency	$90,271	1.75%	$7,323	1.12%	$97,594	1.70%
Municipal	120,394	1.82	5,904	3.47	126,298	1.90
Mortgage-backed:
Agency residential	56,552	2.61	8,536	1.11	65,088	2.41
Agency commercial	108,973	1.54	81,663	1.57	190,636	1.55
Corporate	31,431	4.27	—	—	31,431	4.27
Total	$407,621	2.03%	$103,426	1.61%	$511,047	1.94%

Due after 10 years
U.S. government agency	$29,705	1.39%	$—	—%	$29,705	1.39%
Municipal	96,320	1.89	391	4.26	96,711	1.90
Mortgage-backed:
Agency residential	102,584	1.60	11,799	2.38	114,383	1.68
Agency commercial	49,281	1.81	59,509	1.53	108,790	1.66
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$279,890	1.73%	$71,699	1.68%	$351,589	1.72%

Total
U.S. government agency	$129,494	1.69%	$7,323	1.12%	$136,817	1.66%
Municipal	280,212	1.98	21,067	3.56	301,279	2.09
Mortgage-backed:
Agency residential	164,942	1.96	20,335	1.85	185,277	1.95
Agency commercial	208,692	1.87	144,269	1.58	352,961	1.75
Corporate	67,959	3.46	—	—	67,959	3.46
Total	$851,299	2.02%	$192,994	1.81%	$1,044,293	1.98%

Deposits

Management continues to focus on growing non-maturity deposits, through the Company’s relationship-driven banking philosophy and community-focused marketing programs, and to deemphasize higher cost deposit categories, such as time deposits. Additionally, the Bank continues to add and improve ancillary convenience services tied to deposit accounts, such as mobile, remote deposits and peer-to-peer payments, to solidify deposit relationships.

The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended March 31,						Percent
	2021			2020			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$920,514	28.5%	—%	$670,714	24.6%	—%	37.2%
Interest-bearing demand	997,720	30.8	0.05	811,866	29.8	0.12	22.9
Money market	482,385	14.9	0.07	464,124	17.0	0.34	3.9
Savings	541,896	16.7	0.03	434,276	16.0	0.06	24.8
Total non-maturity deposits	2,942,515	90.9	0.03	2,380,980	87.4	0.12	23.6
Time	294,172	9.1	0.55	341,770	12.6	1.04	(13.9)
Total deposits	$3,236,687	100.0%	0.08%	$2,722,750	100.0%	0.24%	18.9%

*      Annualized measure.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The average balances of non-maturity deposits increased 23.6% from the three months ended March 31, 2020 to the three months ended March 31, 2021, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 13.9% decline in the average balances of time deposits, which resulted in a 18.9% increase in average balances of total deposits from the three months ended March 31, 2020 to the three months ended March 31, 2021.

The following table sets forth time deposits by remaining maturity as of March 31, 2021:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$40,340	$34,745	$59,357	$58,753	$193,195
Amounts of $100,000 but less than $250,000	12,661	15,512	24,056	18,137	70,366
Amounts of $250,000 or more	1,760	4,695	11,524	3,921	21,900
Total time deposits	$54,761	$54,952	$94,937	$80,811	$285,461

As of March 31, 2021 and December 31, 2020, the Bank’s uninsured deposits, including related accrued interest, were estimated to be $607.0 million and $573.8 million, respectively.

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

The Bank continuously monitors its liquidity positions to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. The Bank manages its liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives. The Bank also monitors liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the Federal Home Loan Bank of Chicago (FHLB). Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds obtained from federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total amount of the remaining credit available to the Bank from the FHLB at March 31, 2021 was $311.0 million.

As of March 31, 2021, management believed adequate liquidity existed to meet all projected cash flow obligations of the Bank. As of March 31, 2021, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of March 31, 2021, HBT Financial, Inc. had cash and cash equivalents of $36.7 million.

The Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed the accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. During the three months ended March 31, 2021, the Bank did not pay a dividend to the Company. During the three months ended March 31, 2020, the Bank paid $4.4 million in dividends to the Company.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and interest payments on the subordinated notes and junior subordinated debentures. During the three months ended March 31, 2021 and 2020, holding company operating expenses consisted of interest expense of $0.8 million and $0.4 million, respectively, and other operating expenses of $0.6 million and $0.5 million, respectively. As of March 31, 2021, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of March 31, 2021, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company. As of March 31, 2021, the Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of March 31, 2021 and December 31, 2020, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of March 31, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank for the dates indicated, the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	March 31,	December 31,	With Capital	Prompt Corrective
	2021	2020	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	17.37%	17.40%	10.50%	N/A
Heartland Bank and Trust Company	15.90	15.63	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.65%	14.55%	8.50%	N/A
Heartland Bank and Trust Company	14.74	14.38	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.19%	13.06%	7.00%	N/A
Heartland Bank and Trust Company	14.74	14.38	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	9.85%	9.94%	4.00	N/A
Heartland Bank and Trust Company	9.91	9.82	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

Cash Dividends

The below table summarizes the cash dividends paid by quarter for three months ended March 31, 2021 and the year ended December 31, 2020.

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$4,116	$—	$—	$—	$4,116
Restricted stock unit dividend equivalent	8	—	—	—	8
Total cash dividends	$4,124	$—	$—	$—	$4,124

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$4,119	$4,119	$4,118	$4,118	$16,474
Restricted stock unit dividend equivalent	11	11	11	11	44
Total cash dividends	$4,130	$4,130	$4,129	$4,129	$16,518

During the first quarter of 2021 and each quarter of 2020, the Company announced quarterly cash dividends of $0.15 per share.

Stock Repurchase Program

During the first quarter of 2021, the Company repurchased 95,462 shares of its common stock at a weighted average price of $15.86 under its stock repurchase program. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until December 31, 2021. As of March 31, 2021, the Company had $13.5 million remaining under the current stock repurchase authorization.

OFF-BALANCE SHEET ARRANGEMENTS

As financial services providers, the Bank routinely is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of March 31, 2021 and December 31, 2020, there were no reserves for unfunded commitments. For additional information, see “Note 18 – Commitments and Contingencies” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations and other funding needs as disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2021.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2021. For more information, please refer to “Note 1 – Summary of Significant Accounting Policies” to our consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2021.

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

(1)	Tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.50%.

Non-GAAP Financial Measure	Definition	How the Measure Provides Useful Information to Investors
Tangible Common Equity to Tangible Assets	● Tangible Common Equity is total stockholders’ equity less goodwill and other intangible assets. ● Tangible Assets is total assets less goodwill and other intangible assets.
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
-
Net Charge-offs to Average Loans (Originated and Acquired).
-
Nonperforming Loans to Loans, Before Allowance for Loan Losses (Originated and Acquired).
-
Nonperforming Assets to Loans, Before Allowance for Loan losses and Foreclosed Assets (Originated and Acquired).

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Net income	$15,245	$6,221
Adjustments:
Charges related to termination of certain employee benefit plans	—	(848)
Mortgage servicing rights fair value adjustment	1,695	(2,171)
Total adjustments	1,695	(3,019)
Tax effect of adjustments	(483)	861
Less adjustments after tax effect	1,212	(2,158)
Adjusted net income	$14,033	$8,379

Average assets	$3,761,215	$3,188,743

Return on average assets *	1.64%	0.78%
Adjusted return on average assets *	1.51	1.06

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands, except per share data)
Numerator:
Net income	$15,245	$6,221
Earnings allocated to participating securities (1)	(31)	(15)
Numerator for earnings per share - basic and diluted	$15,214	$6,206

Adjusted net income	$14,033	$8,379
Earnings allocated to participating securities (1)	(28)	(19)
Numerator for adjusted earnings per share - basic and diluted	$14,005	$8,360

Denominator:
Weighted average common shares outstanding	27,430,912	27,457,306
Dilutive effect of outstanding restricted stock units	2,489	—
Weighted average common shares outstanding, including all dilutive potential shares	27,433,401	27,457,306

Earnings per share - Basic	$0.55	$0.23
Earnings per share - Diluted	$0.55	$0.23

Adjusted earnings per share - Basic	$0.51	$0.30
Adjusted earnings per share - Diluted	$0.51	$0.30
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$29,129	$30,662
Tax-equivalent adjustment (1)	503	463
Net interest income (tax equivalent basis) (1)	$29,632	$31,125

Net interest margin (tax equivalent basis)
Net interest margin *	3.25%	4.03%
Tax-equivalent adjustment * (1)	0.05	0.06
Net interest margin (tax equivalent basis) * (1)	3.30%	4.09%

Average interest-earning assets	$3,637,449	$3,063,086

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$22,544	$23,307
Less: amortization of intangible assets	289	317
Adjusted noninterest expense	$22,255	$22,990

Net interest income	$29,129	$30,662
Total noninterest income	10,808	5,252
Operating revenue	39,937	35,914
Tax-equivalent adjustment (1)	503	463
Operating revenue (tax-equivalent basis) (1)	$40,440	$36,377

Efficiency ratio	55.73%	64.01%
Efficiency ratio (tax equivalent basis) (1)	55.03	63.20
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	March 31,	December 31,
	2021	2020

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$357,406	$363,917
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	2,509	2,798
Tangible common equity	$331,277	$337,499

Tangible Assets
Total assets	$3,865,614	$3,666,567
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	2,509	2,798
Tangible assets	$3,839,485	$3,640,149

Total stockholders' equity to total assets	9.25%	9.93%
Tangible common equity to tangible assets	8.63	9.27

Shares of common stock outstanding	27,382,069	27,457,306

Book value per share	$13.05	$13.25
Tangible book value per share	12.10	12.29

Reconciliation of Non-GAAP Financial Measure – Adjusted Return on Average Stockholders’ Equity and Adjusted Return on Tangible Common Equity

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$363,557	$341,519
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	2,686	3,898
Average tangible common equity	$337,251	$314,001

Net income	$15,245	$6,221
Adjusted net income	14,033	8,379

Return on average stockholders' equity *	17.01%	7.33%
Return on average tangible common equity *	18.33	7.97

Adjusted return on average stockholders' equity *	15.65%	9.87%
Adjusted return on average tangible common equity *	16.88	10.73

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Core Deposits
Total deposits	$3,355,966	$3,130,534
Less: time deposits of $250,000 or more	21,900	26,687
Less: brokered deposits	—	—
Core deposits	$3,334,066	$3,103,847

Core deposits to total deposits	99.35%	99.15%

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

The following table sets forth, as of March 31, 2021 and December 31, 2020, the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
March 31, 2021
+400	$122,361	29.4%	$28,053	24.4%	$45,970	43.7%
+300	96,117	23.1	21,454	18.7	35,848	34.0
+200	61,967	14.9	14,393	12.5	24,841	23.6
+100	15,007	3.6	6,820	5.9	12,657	12.0
Flat	—	—	—	—	—	—
-100	13,280	3.2	(4,906)	(4.3)	(9,061)	(8.6)

December 31, 2020
+400	$81,406	21.1%	$27,461	23.8%	$44,487	42.1%
+300	50,943	13.2	21,149	18.3	34,815	32.9
+200	11,166	2.9	14,272	12.4	24,197	22.9
+100	(26,976)	(7.0)	6,851	5.9	12,350	11.7
Flat	—	—	—	—	—	—
-100	29,295	7.6	(4,088)	(3.5)	(7,262)	(6.9)

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 12, 2021.

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

The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2021:

			Total Number	Approximate
			of Shares	Dollar Value of Shares
			Purchased as	That May Yet be
	Total Number	Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	Per Share	or Programs	(in thousands)
January 1 - 31, 2021	—	$—	—	$15,000
February 1 - 28, 2021	66,250	15.43	66,250	13,978
March 1 - 31, 2021	29,212	16.86	29,212	13,486
Total	95,462	$15.86	95,462	$13,486

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	iXBRL Instance Document.

101.SCH	iXBRL Taxonomy Extension Schema Document.

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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

HBT FINANCIAL, INC.

May 7, 2021	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)