Form 10-Q
period 2021-06-30
HBT Financial, Inc.
filed 2021-08-06
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 27, 2021, there were 27,345,758 shares outstanding of the registrant’s common stock, $0.01 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$47,861	$24,912
Interest-bearing deposits with banks	497,742	287,539
Cash and cash equivalents	545,603	312,451

Debt securities available-for-sale, at fair value	836,267	922,869
Debt securities held-to-maturity (fair value of $314,924 in 2021 and $72,441 in 2020)	309,132	68,395
Equity securities with readily determinable fair value	3,338	3,292
Equity securities with no readily determinable fair value	1,552	1,552
Restricted stock, at cost	2,739	2,498
Loans held for sale	5,951	14,713
Loans, net of allowance for loan losses of $26,507 in 2021 and $31,838 in 2020	2,125,612	2,215,168
Bank premises and equipment, net	51,900	52,904
Bank premises held for sale	121	121
Foreclosed assets	7,757	4,168
Goodwill	23,620	23,620
Core deposit intangible assets, net	2,251	2,798
Mortgage servicing rights, at fair value	7,319	5,934
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	12,785	14,255
Other assets	16,565	20,664
Total assets	$3,953,677	$3,666,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,011,481	$882,939
Interest-bearing	2,413,153	2,247,595
Total deposits	3,424,634	3,130,534

Securities sold under agreements to repurchase	46,756	45,736
Subordinated notes	39,277	39,238
Junior subordinated debentures issued to capital trusts	37,681	37,648
Other liabilities	32,135	49,494
Total liabilities	3,580,483	3,302,650

COMMITMENTS AND CONTINGENCIES (Notes 8 and 19)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 27,477,531 in 2021 and 27,457,306 in 2020; shares outstanding of 27,355,053 in 2021 and 27,457,306 in 2020	275	275
Surplus	191,185	190,875
Retained earnings	175,328	154,614
Accumulated other comprehensive income	8,386	18,153
Treasury stock at cost, 122,478 shares in 2021	(1,980)	—
Total stockholders’ equity	373,194	363,917
Total liabilities and stockholders’ equity	$3,953,677	$3,666,567

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$25,278	$25,337	$50,412	$52,278
Federally tax exempt	540	532	1,150	1,206
Securities:
Taxable	4,058	3,172	7,691	6,506
Federally tax exempt	1,144	1,227	2,280	2,255
Interest-bearing deposits in bank	115	79	195	808
Other interest and dividend income	12	14	25	28
Total interest and dividend income	31,147	30,361	61,753	63,081

INTEREST EXPENSE
Deposits	613	1,042	1,257	2,637
Securities sold under agreements to repurchase	8	11	15	31
Borrowings	—	1	1	1
Subordinated notes	469	—	939	—
Junior subordinated debentures issued to capital trusts	357	399	712	842
Total interest expense	1,447	1,453	2,924	3,511
Net interest income	29,700	28,908	58,829	59,570
PROVISION FOR LOAN LOSSES	(2,162)	3,573	(5,567)	7,928
Net interest income after provision for loan losses	31,862	25,335	64,396	51,642

NONINTEREST INCOME
Card income	2,449	1,998	4,707	3,790
Service charges on deposit accounts	1,390	1,133	2,687	2,967
Wealth management fees	2,005	1,507	3,977	3,321
Mortgage servicing	711	727	1,396	1,451
Mortgage servicing rights fair value adjustment	(310)	(508)	1,385	(2,679)
Gains on sale of mortgage loans	1,562	2,135	3,662	2,671
Gains (losses) on securities	6	57	46	5
Gains (losses) on foreclosed assets	216	58	140	93
Gains (losses) on other assets	(48)	(69)	(47)	(72)
Other noninterest income	793	1,022	1,629	1,765
Total noninterest income	8,774	8,060	19,582	13,312

NONINTEREST EXPENSE
Salaries	12,275	12,674	24,871	25,428
Employee benefits	1,455	2,455	3,177	4,889
Occupancy of bank premises	1,463	1,642	3,401	3,470
Furniture and equipment	603	609	1,226	1,212
Data processing	1,721	1,672	3,409	3,258
Marketing and customer relations	843	817	1,408	1,861
Amortization of intangible assets	258	305	547	622
FDIC insurance	244	218	484	254
Loan collection and servicing	333	494	698	842
Foreclosed assets	319	88	462	177
Other noninterest expense	2,640	2,525	5,015	4,793
Total noninterest expense	22,154	23,499	44,698	46,806
INCOME BEFORE INCOME TAX EXPENSE	18,482	9,896	39,280	18,148
INCOME TAX EXPENSE	4,765	2,477	10,318	4,508
NET INCOME	$13,717	$7,419	$28,962	$13,640

EARNINGS PER SHARE - BASIC	$0.50	$0.27	$1.06	$0.50
EARNINGS PER SHARE - DILUTED	$0.50	$0.27	$1.05	$0.50
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	27,362,579	27,457,306	27,396,557	27,457,306

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
NET INCOME	$13,717	$7,419	$28,962	$13,640

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	8,800	6,590	(14,274)	14,192
Reclassification adjustment for amortization (accretion) of net unrealized gain (loss) on debt securities transferred to held-to-maturity	199	6	231	(3)
Unrealized (losses) gains on derivative instruments	(38)	(133)	181	(1,103)
Reclassification adjustment for net settlements on derivative instruments	102	39	201	41
Total other comprehensive income (loss), before tax	9,063	6,502	(13,661)	13,127
Income tax expense (benefit)	2,583	1,860	(3,894)	3,748
Total other comprehensive income (loss)	6,480	4,642	(9,767)	9,379
TOTAL COMPREHENSIVE INCOME	$20,197	$12,061	$19,195	$23,019

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, March 31, 2021	27,382,069	$275	$191,004	$165,735	$1,906	$(1,514)	$357,406
Net income	—	—	—	13,717	—	—	13,717
Other comprehensive income	—	—	—	—	6,480	—	6,480
Stock-based compensation	—	—	181	—	—	—	181
Repurchase of common stock	(27,016)	—	—	—	—	(466)	(466)
Cash dividends and dividend equivalents ($0.15 per share)	—	—	—	(4,124)	—	—	(4,124)
Balance, June 30, 2021	27,355,053	$275	$191,185	$175,328	$8,386	$(1,980)	$373,194

Balance, March 31, 2020	27,457,306	$275	$190,591	$136,378	$12,569	$—	$339,813
Net income	—	—	—	7,419	—	—	7,419
Other comprehensive income	—	—	—	—	4,642	—	4,642
Stock-based compensation	—	—	96	—	—	—	96
Cash dividends and dividend equivalents ($0.15 per share)	—	—	—	(4,130)	—	—	(4,130)
Balance, June 30, 2020	27,457,306	$275	$190,687	$139,667	$17,211	$—	$347,840

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2020	27,457,306	$275	$190,875	$154,614	$18,153	$—	$363,917
Net income	—	—	—	28,962	—	—	28,962
Other comprehensive loss	—	—	—	—	(9,767)	—	(9,767)
Stock-based compensation	—	—	310	—	—	—	310
Issuance of common stock upon vesting of restricted stock units	20,225	—	—	—	—	—	—
Repurchase of common stock	(122,478)	—	—	—	—	(1,980)	(1,980)
Cash dividends and dividend equivalents ($0.30 per share)	—	—	—	(8,248)	—	—	(8,248)
Balance, June 30, 2021	27,355,053	$275	$191,185	$175,328	$8,386	$(1,980)	$373,194

Balance, December 31, 2019	27,457,306	$275	$190,524	$134,287	$7,832	$—	$332,918
Net income	—	—	—	13,640	—	—	13,640
Other comprehensive income	—	—	—	—	9,379	—	9,379
Stock-based compensation	—	—	163	—	—	—	163
Cash dividends and dividend equivalents ($0.30 per share)	—	—	—	(8,260)	—	—	(8,260)
Balance, June 30, 2020	27,457,306	$275	$190,687	$139,667	$17,211	$—	$347,840

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,962	$13,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,545	1,406
Provision for loan losses	(5,567)	7,928
Net amortization of debt securities	3,553	1,825
Amortization of unrealized gain on dedesignated cash flow hedge	—	(64)
Deferred income tax expense	1,137	185
Stock-based compensation	310	163
Net accretion of discount and deferred loan fees on loans	(5,499)	(1,313)
Net unrealized gain on equity securities	(46)	(5)
Net loss on disposals of bank premises and equipment	14	3
Net gain on sales of foreclosed assets	(213)	(144)
Write-down of foreclosed assets	73	58
Amortization of intangibles	547	622
(Increase) decrease in mortgage servicing rights	(1,385)	2,679
Amortization of discount and issuance costs on subordinated notes and debentures	72	33
Mortgage loans originated for sale	(114,768)	(152,706)
Proceeds from sale of mortgage loans	127,192	133,974
Net gain on sale of mortgage loans	(3,662)	(2,671)
Decrease in accrued interest receivable	1,470	1,290
Decrease (increase) in other assets	2,190	(375)
Decrease in other liabilities	(12,311)	(19,146)
Net cash provided by (used in) operating activities	23,614	(12,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	—	248
Proceeds from paydowns, maturities, and calls of debt securities	101,621	97,066
Purchase of securities	(273,352)	(179,418)
Net decrease (increase) in loans	95,944	(111,420)
Purchase of restricted stock	(241)	(73)
Purchases of bank premises and equipment	(572)	(1,305)
Proceeds from sales of bank premises and equipment	17	—
Proceeds from sales of foreclosed assets	1,229	1,001
Capital improvements to foreclosed assets	—	(6)
Net cash used in investing activities	(75,354)	(193,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	294,100	238,258
Net increase in repurchase agreements	1,020	6,921
Repurchase of common stock	(1,980)	—
Cash dividends and dividend equivalents paid	(8,248)	(8,260)
Net cash provided by financing activities	284,892	236,919

NET INCREASE IN CASH AND CASH EQUIVALENTS	233,152	30,394
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	312,451	283,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$545,603	$314,365

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,118	$3,822
Cash paid for income taxes	$12,991	$2,935

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$4,856	$327
Sales of foreclosed assets through loan origination	$178	$67

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

The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with generally accepted accounting principles (GAAP) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (SEC). These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – ACQUISITIONS

NXT Bancorporation, Inc.

On June 7, 2021, the Company and NXT Bancorporation, Inc. (NXT), the holding company for NXT Bank, jointly announced the signing of a merger agreement pursuant to which the Company will acquire NXT and NXT Bank. The acquisition will expand the Company’s footprint into Iowa.

Under the terms of the merger agreement, NXT’s shareholders will have the right to receive 67.6783 shares of HBT Financial, Inc.’s common stock and $400 in cash for each share of common stock of NXT. Based upon the closing price of HBT common stock of $17.86 on June 4, 2021, the implied per share purchase price is $1,608.73 with an aggregate transaction value of approximately $42.8 million. Upon closing of the transaction, shareholders of NXT are expected to hold approximately 6.2% of HBT’s outstanding common stock.

The transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions and approval of NXT’s shareholders, and regulatory approvals.

During the three months ended June 30, 2021, the Company incurred $157,000 in pre-tax acquisition expenses related to the planned acquisition of NXT, comprised primarily of professional fees.

NOTE 3 – SECURITIES

The carrying balances of the securities were as follows:

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Debt securities available-for-sale	$836,267	$922,869
Debt securities held-to-maturity	309,132	68,395
Equity securities with readily determinable fair value	3,338	3,292
Equity securities with no readily determinable fair value	1,552	1,552
Total securities	$1,150,289	$996,108

There were no sales of securities during the three and six months ended June 30, 2021 and 2020. Gains (losses) on securities were as follows during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net realized gains (losses) on sales	$—	$—	$—	$—
Net unrealized gains (losses) on equity securities:
Readily determinable fair value	6	57	46	5
No readily determinable fair value	—	—	—	—
Gains (losses) on securities	$6	$57	$46	$5

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 30, 2021 and March 31, 2021, the Company transferred certain debt securities from the available-for-sale category to the held-to-maturity category in order to better reflect the revised intentions of the Company due to possible market value volatility, resulting from a potential rise in interest rates. The following is a summary of the amortized cost and fair value of securities transferred to the held-to-maturity category:

	June 30, 2021		March 31, 2021
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(dollars in thousands)
U.S. government agency	$—	$—	$7,593	$7,323
Mortgage-backed:
Agency residential	—	—	8,776	8,536
Agency commercial	99,271	99,275	118,792	113,861
Total	$99,271	$99,275	$135,161	$129,720

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$59,941	$652	$—	$60,593
U.S. government agency	129,100	2,311	(1,539)	129,872
Municipal	286,070	7,271	(2,090)	291,251
Mortgage-backed:
Agency residential	143,657	3,626	(136)	147,147
Agency commercial	131,172	2,755	(487)	133,440
Corporate	71,995	2,235	(266)	73,964
Total available-for-sale	821,935	18,850	(4,518)	836,267
Held-to-maturity:
U.S. government agency	7,332	153	—	7,485
Municipal	19,174	1,116	—	20,290
Mortgage-backed:
Agency residential	24,063	504	—	24,567
Agency commercial	258,563	4,168	(149)	262,582
Total held-to-maturity	309,132	5,941	(149)	314,924
Total debt securities	$1,131,067	$24,791	$(4,667)	$1,151,191

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$118,282	$3,720	$(9)	$121,993
Municipal	265,309	9,232	(280)	274,261
Mortgage-backed:
Agency residential	198,543	4,871	(162)	203,252
Agency commercial	246,649	4,651	(534)	250,766
Corporate	70,917	1,786	(106)	72,597
Total available-for-sale	899,700	24,260	(1,091)	922,869
Held-to-maturity:
Municipal	22,484	1,390	—	23,874
Mortgage-backed:
Agency residential	13,031	452	—	13,483
Agency commercial	32,880	2,222	(18)	35,084
Total held-to-maturity	68,395	4,064	(18)	72,441
Total debt securities	$968,095	$28,324	$(1,109)	$995,310

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021 and December 31, 2020, the Bank had debt securities with a carrying value of $353,944,000 and $308,064,000, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 45% of the obligations of local municipalities portfolio consists of debt securities issued by municipalities located in Illinois as of June 30, 2021. Approximately 94% of such debt securities were general obligation issues as of June 30, 2021.

The amortized cost and fair value of debt securities by contractual maturity, as of June 30, 2021, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$30,667	$30,905	$3,049	$3,082
Due after 1 year through 5 years	86,096	89,035	12,129	12,901
Due after 5 years through 10 years	303,175	307,785	10,937	11,384
Due after 10 years	127,168	127,955	391	408

Mortgage-backed:
Agency residential	143,657	147,147	24,063	24,567
Agency commercial	131,172	133,440	258,563	262,582
Total	$821,935	$836,267	$309,132	$314,924

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of June 30, 2021 and December 31, 2020:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
June 30, 2021	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(1,539)	$71,163	$—	$—	$(1,539)	$71,163
Municipal	(2,090)	90,841	—	—	(2,090)	90,841
Mortgage-backed:
Agency residential	(100)	16,981	(36)	3,695	(136)	20,676
Agency commercial	(487)	39,659	—	—	(487)	39,659
Corporate	(266)	4,692	—	—	(266)	4,692
Total available-for-sale	(4,482)	223,336	(36)	3,695	(4,518)	227,031
Held-to-maturity:
Mortgage-backed:
Agency commercial	(149)	18,448	—	—	(149)	18,448
Total held-to-maturity	(149)	18,448	—	—	(149)	18,448
Total debt securities	$(4,631)	$241,784	$(36)	$3,695	$(4,667)	$245,479

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2020	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(9)	$5,919	$—	$—	$(9)	$5,919
Municipal	(280)	19,652	—	—	(280)	19,652
Mortgage-backed:
Agency residential	(142)	20,387	(20)	4,490	(162)	24,877
Agency commercial	(524)	57,126	(10)	3,449	(534)	60,575
Corporate	(106)	4,849	—	—	(106)	4,849
Total available-for-sale	(1,061)	107,933	(30)	7,939	(1,091)	115,872
Held-to-maturity:
Mortgage-backed:
Agency commercial	(18)	2,983	—	—	(18)	2,983
Total held-to-maturity	(18)	2,983	—	—	(18)	2,983
Total debt securities	$(1,079)	$110,916	$(30)	$7,939	$(1,109)	$118,855

As of June 30, 2021, there were 15 debt securities in an unrealized loss position for a period of twelve months or more, and 125 debt securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in market interest rates. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these debt securities are deemed to be temporary.

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

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	Readily	No Readily
	Determinable	Determinable
June 30, 2021	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,098	$1,717
Cumulative net unrealized gains (losses)	240	(165)
Carrying value	$3,338	$1,552

	Readily	No Readily
	Determinable	Determinable
December 31, 2020	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,098	$1,717
Cumulative net unrealized gains (losses)	194	(165)
Carrying value	$3,292	$1,552

As of June 30, 2021 and December 31, 2020, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans are summarized as follows:

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Commercial and industrial	$321,352	$393,312
Agricultural and farmland	231,527	222,723
Commercial real estate - owner occupied	212,597	222,360
Commercial real estate - non-owner occupied	531,803	520,395
Multi-family	212,079	236,391
Construction and land development	204,619	225,652
One-to-four family residential	302,888	306,775
Municipal, consumer, and other	135,254	119,398
Loans, before allowance for loan losses	2,152,119	2,247,006
Allowance for loan losses	(26,507)	(31,838)
Loans, net of allowance for loan losses	$2,125,612	$2,215,168

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$115,538	$153,860
Agricultural and farmland	8,711	3,049
Municipal, consumer, and other	1,273	6,587
Total PPP loans	$125,522	$163,496

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables detail activity in the allowance for loan losses for the three and six months ended June 30:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended June 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, March 31, 2021	$2,420	$865	$2,715	$11,330	$2,090	$4,006	$1,573	$3,760	$28,759
Provision for loan losses	578	(84)	(769)	(1,511)	(81)	(261)	(45)	11	(2,162)
Charge-offs	(295)	—	—	—	—	—	(41)	(66)	(402)
Recoveries	14	—	—	6	—	179	33	80	312
Balance, June 30, 2021	$2,717	$781	$1,946	$9,825	$2,009	$3,924	$1,520	$3,785	$26,507

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended June 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, March 31, 2020	$4,224	$2,993	$2,122	$4,432	$1,474	$3,223	$3,284	$4,335	$26,087
Provision for loan losses	125	(103)	1,135	2,275	107	135	(317)	216	3,573
Charge-offs	—	—	—	—	—	—	(8)	(152)	(160)
Recoveries	7	—	—	60	—	8	51	97	223
Balance, June 30, 2020	$4,356	$2,890	$3,257	$6,767	$1,581	$3,366	$3,010	$4,496	$29,723

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Six Months Ended June 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2020	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838
Provision for loan losses	(1,224)	(12)	(1,195)	(1,439)	52	(577)	(243)	(929)	(5,567)
Charge-offs	(295)	—	—	—	—	—	(113)	(189)	(597)
Recoveries	307	—	—	13	—	269	75	169	833
Balance, June 30, 2021	$2,717	$781	$1,946	$9,825	$2,009	$3,924	$1,520	$3,785	$26,507

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Six Months Ended June 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	and Land	Real Estate	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2019	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299
Provision for loan losses	663	151	1,038	3,095	557	372	460	1,592	7,928
Charge-offs	(809)	(27)	—	(56)	—	(1)	(112)	(376)	(1,381)
Recoveries	61	—	440	65	—	18	122	171	877
Balance, June 30, 2020	$4,356	$2,890	$3,257	$6,767	$1,581	$3,366	$3,010	$4,496	$29,723

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
June 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$311,980	$230,183	$196,917	$497,346	$209,968	$200,316	$286,978	$121,875	$2,055,563
Individually evaluated for impairment	8,775	547	9,699	20,838	874	1,968	8,610	13,336	64,647
Acquired with deteriorated credit quality	597	797	5,981	13,619	1,237	2,335	7,300	43	31,909
Total	$321,352	$231,527	$212,597	$531,803	$212,079	$204,619	$302,888	$135,254	$2,152,119

Allowance for loan losses:
Collectively evaluated for impairment	$1,939	$764	$1,513	$6,266	$1,998	$3,909	$1,097	$1,359	$18,845
Individually evaluated for impairment	778	17	394	3,406	—	—	420	2,425	7,440
Acquired with deteriorated credit quality	—	—	39	153	11	15	3	1	222
Total	$2,717	$781	$1,946	$9,825	$2,009	$3,924	$1,520	$3,785	$26,507

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$387,072	$217,077	$201,417	$480,165	$234,252	$219,822	$287,845	$105,796	$2,133,446
Individually evaluated for impairment	5,312	4,793	13,132	25,993	876	3,809	10,343	13,546	77,804
Acquired with deteriorated credit quality	928	853	7,811	14,237	1,263	2,021	8,587	56	35,756
Total	$393,312	$222,723	$222,360	$520,395	$236,391	$225,652	$306,775	$119,398	$2,247,006

Allowance for loan losses:
Collectively evaluated for impairment	$2,736	$771	$2,306	$6,736	$1,950	$3,984	$1,237	$1,432	$21,152
Individually evaluated for impairment	1,193	22	429	4,255	—	222	560	3,301	9,982
Acquired with deteriorated credit quality	—	—	406	260	7	26	4	1	704
Total	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans:

	Unpaid
	Principal	Recorded	Related
June 30, 2021	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$1,888	$1,876	$778
Agricultural and farmland	165	164	17
Commercial real estate - owner occupied	3,247	3,209	394
Commercial real estate - non-owner occupied	15,330	15,303	3,406
Multi-family	—	—	—
Construction and land development	—	—	—
One-to-four family residential	2,260	2,150	420
Municipal, consumer, and other	8,690	8,664	2,425
Total	$31,580	$31,366	$7,440

With no related allowance:
Commercial and industrial	$7,657	$6,899	$—
Agricultural and farmland	383	383	—
Commercial real estate - owner occupied	6,570	6,490	—
Commercial real estate - non-owner occupied	5,668	5,535	—
Multi-family	874	874	—
Construction and land development	1,977	1,968	—
One-to-four family residential	8,219	6,460	—
Municipal, consumer, and other	4,738	4,672	—
Total	$36,086	$33,281	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$9,545	$8,775	$778
Agricultural and farmland	548	547	17
Commercial real estate - owner occupied	9,817	9,699	394
Commercial real estate - non-owner occupied	20,998	20,838	3,406
Multi-family	874	874	—
Construction and land development	1,977	1,968	—
One-to-four family residential	10,479	8,610	420
Municipal, consumer, and other	13,428	13,336	2,425
Total	$67,666	$64,647	$7,440

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans during the three and six months ended June 30:

	Three Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$1,888	$27	$3,126	$39
Agricultural and farmland	165	2	177	—
Commercial real estate - owner occupied	2,744	46	1,312	27
Commercial real estate - non-owner occupied	15,564	197	167	3
Multi-family	—	—	—	—
Construction and land development	—	—	2,573	25
One-to-four family residential	2,165	23	2,868	31
Municipal, consumer, and other	8,726	39	8,911	105
Total	$31,252	$334	$19,134	$230

With no related allowance:
Commercial and industrial	$7,393	$76	$5,095	$94
Agricultural and farmland	383	5	16,853	195
Commercial real estate - owner occupied	5,530	70	11,899	120
Commercial real estate - non-owner occupied	5,586	70	20,067	65
Multi-family	874	—	—	—
Construction and land development	1,971	—	101	—
One-to-four family residential	6,600	48	8,666	141
Municipal, consumer, and other	4,704	22	4,835	1
Total	$33,041	$291	$67,516	$616

Total loans individually evaluated for impairment:
Commercial and industrial	$9,281	$103	$8,221	$133
Agricultural and farmland	548	7	17,030	195
Commercial real estate - owner occupied	8,274	116	13,211	147
Commercial real estate - non-owner occupied	21,150	267	20,234	68
Multi-family	874	—	—	—
Construction and land development	1,971	—	2,674	25
One-to-four family residential	8,765	71	11,534	172
Municipal, consumer, and other	13,430	61	13,746	106
Total	$64,293	$625	$86,650	$846

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,076	$58	$3,306	$88
Agricultural and farmland	166	4	374	4
Commercial real estate - owner occupied	2,993	87	1,070	38
Commercial real estate - non-owner occupied	17,949	405	133	5
Multi-family	—	—	—	—
Construction and land development	1,118	27	2,819	66
One-to-four family residential	2,404	46	3,065	60
Municipal, consumer, and other	8,764	79	10,699	188
Total	$35,470	$706	$21,466	$449

With no related allowance:
Commercial and industrial	$4,248	$90	$5,518	$152
Agricultural and farmland	383	11	14,687	356
Commercial real estate - owner occupied	7,554	192	11,166	251
Commercial real estate - non-owner occupied	5,625	138	11,704	106
Multi-family	875	10	—	—
Construction and land development	1,868	26	213	2
One-to-four family residential	6,789	97	8,505	203
Municipal, consumer, and other	4,725	44	3,102	57
Total	$32,067	$608	$54,895	$1,127

Total loans individually evaluated for impairment:
Commercial and industrial	$6,324	$148	$8,824	$240
Agricultural and farmland	549	15	15,061	360
Commercial real estate - owner occupied	10,547	279	12,236	289
Commercial real estate - non-owner occupied	23,574	543	11,837	111
Multi-family	875	10	—	—
Construction and land development	2,986	53	3,032	68
One-to-four family residential	9,193	143	11,570	263
Municipal, consumer, and other	13,489	123	13,801	245
Total	$67,537	$1,314	$76,361	$1,576

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
June 30, 2021	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$320,679	$167	$—	$506	$321,352
Agricultural and farmland	230,945	—	582	—	231,527
Commercial real estate - owner occupied	212,051	—	—	546	212,597
Commercial real estate - non-owner occupied	531,618	—	—	185	531,803
Multi-family	211,205	—	—	874	212,079
Construction and land development	202,717	—	—	1,902	204,619
One-to-four family residential	299,832	310	28	2,718	302,888
Municipal, consumer, and other	134,999	163	—	92	135,254
Total	$2,144,046	$640	$610	$6,823	$2,152,119

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2020	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$392,490	$—	$—	$822	$393,312
Agricultural and farmland	222,723	—	—	—	222,723
Commercial real estate - owner occupied	221,308	112	—	940	222,360
Commercial real estate - non-owner occupied	516,387	—	—	4,008	520,395
Multi-family	236,391	—	—	—	236,391
Construction and land development	225,508	—	—	144	225,652
One-to-four family residential	301,282	984	595	3,914	306,775
Municipal, consumer, and other	119,055	211	21	111	119,398
Total	$2,235,144	$1,307	$616	$9,939	$2,247,006

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present total loans by category based on their assigned risk ratings determined by management:

June 30, 2021	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$303,048	$8,955	$9,349	$—	$321,352
Agricultural and farmland	203,515	26,765	1,247	—	231,527
Commercial real estate - owner occupied	177,241	26,316	9,040	—	212,597
Commercial real estate - non-owner occupied	459,214	48,830	23,759	—	531,803
Multi-family	184,546	26,659	874	—	212,079
Construction and land development	172,934	29,717	1,968	—	204,619
One-to-four family residential	279,298	13,938	9,652	—	302,888
Municipal, consumer, and other	121,601	317	13,336	—	135,254
Total	$1,901,397	$181,497	$69,225	$—	$2,152,119

December 31, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$368,843	$18,258	$6,211	$—	$393,312
Agricultural and farmland	191,662	25,540	5,521	—	222,723
Commercial real estate - owner occupied	176,823	31,990	13,547	—	222,360
Commercial real estate - non-owner occupied	432,752	58,699	28,944	—	520,395
Multi-family	204,449	31,066	876	—	236,391
Construction and land development	193,646	28,193	3,813	—	225,652
One-to-four family residential	280,198	14,526	12,051	—	306,775
Municipal, consumer, and other	105,539	312	13,547	—	119,398
Total	$1,953,912	$208,584	$84,510	$—	$2,247,006

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no troubled debt restructurings during the three and six months ended June 30, 2021 and 2020.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three and six months ended June 30, 2021 and 2020. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of June 30, 2021 and December 31, 2020, the Company had $3,765,000 and $8,950,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), along with a joint statement issued by banking regulatory agencies, provided that short-term loan payment modifications to borrowers experiencing financial hardship due to COVID-19 generally do not need to be accounted for as a troubled debt restructuring. As of June 30, 2021 and December 31, 2020, the Company had loans that were granted a payment modification due to a COVID-19 related financial hardship and have not returned to regular payments were $3,004,000 and $27,986,000, respectively. Substantially all modifications were in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers have received more than one loan payment modification.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Beginning balance	$1,338	$1,510	$1,397	$1,662
Reclassification from non-accretable difference	79	38	153	46
Accretion income	(67)	(170)	(200)	(330)
Ending balance	$1,350	$1,378	$1,350	$1,378

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1,058,426,000 and $1,090,219,000 as of June 30, 2021 and December 31, 2020, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Beginning balance	$7,629	$6,347	$5,934	$8,518
Capitalized servicing rights	356	560	753	774
Fair value adjustment:
Attributable to payments and principal reductions	(490)	(791)	(957)	(1,194)
Attributable to changes in valuation inputs and assumptions	(176)	(277)	1,589	(2,259)
Total fair value adjustment	(666)	(1,068)	632	(3,453)
Ending balance	$7,319	$5,839	$7,319	$5,839

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FORECLOSED ASSETS

Foreclosed assets activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Beginning balance	$4,748	$4,469	$4,168	$5,099
Transfers from loans	4,185	308	4,856	327
Capitalized improvements	—	6	—	6
Proceeds from sales	(1,214)	(324)	(1,229)	(1,001)
Sales through loan origination	(178)	(67)	(178)	(67)
Net gain (loss) on sales	216	69	213	144
Direct write-downs	—	(11)	(73)	(58)
Ending balance	$7,757	$4,450	$7,757	$4,450

Gains (losses) on foreclosed assets includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Direct write-downs	$—	$(11)	$(73)	$(58)
Net gain (loss) on sales	216	69	213	144
Guarantee reimbursements	—	—	—	7
Gains (losses) on foreclosed assets	$216	$58	$140	$93

The carrying value of foreclosed one-to-four family residential real estate property as of June 30, 2021 and December 31, 2020, was $700,000 and $868,000, respectively. As of June 30, 2021, there were 6 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $478,000. As of December 31, 2020, there were 11 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $1,526,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEPOSITS

The Company’s deposits are summarized below:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Noninterest-bearing deposits	$1,011,481	$882,939
Interest-bearing deposits:
Interest-bearing demand	1,023,565	968,592
Money market	506,880	462,056
Savings	603,849	517,473
Time	278,859	299,474
Total interest-bearing deposits	2,413,153	2,247,595
Total deposits	$3,424,634	$3,130,534

Money market deposits include $6,896,000 and $6,489,000 of reciprocal transaction deposits as of June 30, 2021 and December 31, 2020, respectively. Time deposits include $2,464,000 and $3,164,000 of reciprocal time deposits as of June 30, 2021 and December 31, 2020, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $22,821,000 and $26,687,000 as of June 30, 2021 and December 31, 2020, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $90,749,000 and $99,649,000 as of June 30, 2021 and December 31, 2020, respectively.

The components of interest expense on deposits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Interest-bearing demand	$127	$162	$244	$413
Money market	94	118	183	512
Savings	46	50	87	120
Time	346	712	743	1,592
Total interest expense on deposits	$613	$1,042	$1,257	$2,637

NOTE 8 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of June 30, 2021 and December 31, 2020. Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of June 30, 2021 and December 31, 2020 was $508,604,000 and $493,690,000, respectively. As of June 30, 2021 and December 31, 2020, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Bank’s participation in the FHLB’s Mortgage Partnership Finance Program.

The Bank also has available borrowings through the discount window of the Federal Reserve Bank of Chicago (FRB). Available borrowings are based on the collateral pledged. As of June 30, 2021 and December 31, 2020, the carrying value of debt securities pledged amounted to $469,000 and $499,000, respectively. There was no outstanding borrowings under the FRB discount window as of June 30, 2021 and December 31, 2020.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – SUBORDINATED NOTES

On September 3, 2020, the Company issued $40,000,000 of fixed-to-floating rate subordinated notes that mature on September 15, 2030. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 4.50% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest is payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after September 15, 2025. If the subordinated notes are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The transaction resulted in debt issuance costs of $789,000 which will be amortized over 10 years. As of June 30, 2021 and December 31, 2020, 100% of the subordinated notes qualified as Tier 2 capital.

The face value and carrying value of the subordinated notes are summarized below:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Subordinated notes, at face value	$40,000	$40,000
Unamortized issuance costs	(723)	(762)
Subordinated notes, at carrying value	$39,277	$39,238

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS

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

The trusts are not consolidated in the Company’s financial statements.

The face and carrying value of junior subordinated debentures are summarized below:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	5,773	5,773
Total junior subordinated debentures, at face value	38,765	38,765
National Bancorp Statutory Trust I unamortized discount	(1,084)	(1,117)
Total junior subordinated debentures, at carrying value	$37,681	$37,648

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The interest rates on the junior subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date specific to each junior subordinated debenture, plus a fixed percentage. The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		June 30,	December 31,	Maturity
	Interest Rate		2021	2020	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	2.93%	2.99%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	1.65	1.75	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	1.47	1.57	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	2.98	3.04	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	3.02	3.12	December 31, 2037

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of June 30, 2021 and December 31, 2020, 100%of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	June 30, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

(dollars in thousands)
Fair value recorded in other liabilities	$17,000	$(1,076)	$17,000	$(1,458)

As of June 30, 2021, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of June 30, 2021 and December 31, 2020, the Company had cash pledged and held on deposit at counterparties of $1,310,000 and $1,630,000, respectively.

Prior to 2020, the Company also had an interest rate swap contract with a notional amount of $10,000,000 designated as a cash flow hedge on variable-rate loans. Beginning April 1, 2019, this hedging relationship was no longer considered highly effective, and the Company discontinued hedge accounting. In accordance with hedge accounting guidance, the net unrealized gain associated with the discontinued hedging relationship, recorded within accumulated other comprehensive income, was reclassified into earnings through April 7, 2020, the period the hedged forecasted transactions affected earnings.

The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income to income	other comprehensive income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$—	$32	$—	$64
Junior subordinated debentures interest expense	(102)	(71)	(201)	(105)
Total	$(102)	$(39)	$(201)	$(41)

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	June 30, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$114,281	$10,672	$122,313	$15,360
Interest rate swaps with a financial institution counterparty	3,956	22	—	—
Total fair value recorded in other assets	$118,237	$10,694	$122,313	$15,360

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$3,956	$(22)	$—	$—
Interest rate swaps with a financial institution counterparty	114,281	(10,672)	122,313	(15,360)
Total fair value recorded in other liabilities	$118,237	$(10,694)	$122,313	$(15,360)

As of June 30, 2021, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of June 30, 2021 and December 31, 2020, the Company had $9,766,000 and $15,490,000, respectively, of debt securities pledged and held in safekeeping at the financial institution counterparty.

The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$2,874	$1,610	$10,438	$15,181
Gross losses	(2,874)	(1,610)	(10,438)	(15,181)
Net gains (losses)	$—	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended June 30, 2021
Balance, March 31, 2021	$6,971	$(3,985)	$(1,080)	$1,906
Transfer from available-for-sale to held-to-maturity	(3)	3	—	—
Other comprehensive income before reclassifications	8,800	—	(38)	8,762
Reclassifications	—	199	102	301
Other comprehensive income, before tax	8,800	199	64	9,063
Income tax expense	2,508	57	18	2,583
Other comprehensive income, after tax	6,292	142	46	6,480
Balance, June 30, 2021	$13,260	$(3,840)	$(1,034)	$8,386

Three Months Ended June 30, 2020
Balance, March 31, 2020	$14,095	$(138)	$(1,388)	$12,569
Other comprehensive income (loss) before reclassifications	6,590	—	(133)	6,457
Reclassifications	—	6	39	45
Other comprehensive income, before tax	6,590	6	(94)	6,502
Income tax expense	1,879	1	(20)	1,860
Other comprehensive income, after tax	4,711	5	(74)	4,642
Balance, June 30, 2020	$18,806	$(133)	$(1,462)	$17,211

Six Months Ended June 30, 2021
Balance, December 31, 2020	$19,578	$(118)	$(1,307)	$18,153
Transfer from available-for-sale to held-to-maturity	3,887	(3,887)	—	—
Other comprehensive income (loss) before reclassifications	(14,274)	—	181	(14,093)
Reclassifications	—	231	201	432
Other comprehensive income (loss), before tax	(14,274)	231	382	(13,661)
Income tax expense (benefit)	(4,069)	66	109	(3,894)
Other comprehensive income (loss), after tax	(10,205)	165	273	(9,767)
Balance, June 30, 2021	$13,260	$(3,840)	$(1,034)	$8,386

Six Months Ended June 30, 2020
Balance, December 31, 2019	$8,659	$(131)	$(696)	$7,832
Other comprehensive income (loss) before reclassifications	14,192	—	(1,103)	13,089
Reclassifications	—	(3)	41	38
Other comprehensive income (loss), before tax	14,192	(3)	(1,062)	13,127
Income tax expense (benefit)	4,045	(1)	(296)	3,748
Other comprehensive income (loss), after tax	10,147	(2)	(766)	9,379
Balance, June 30, 2020	$18,806	$(133)	$(1,462)	$17,211

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

The amounts reclassified from accumulated other comprehensive income (loss) for the fair value of derivative financial instruments represent net interest payments received or made on derivatives designated as cash flow hedges. See Note 11 for additional information.

NOTE 13 – INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Current
Federal	$2,773	$977	$5,943	$2,698
State	1,540	637	3,238	1,625
Total current	4,313	1,614	9,181	4,323

Deferred
Federal	311	580	768	123
State	141	283	369	62
Total deferred	452	863	1,137	185
Income tax expense	$4,765	$2,477	$10,318	$4,508

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income tax expense differs from the statutory federal rate due to the following:

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$3,881	21.0%	$2,078	21.0%
Increase (decrease) resulting from:
Federally tax exempt interest income	(353)	(1.9)	(370)	(3.7)
State taxes, net of federal benefit	1,303	7.1	727	7.3
Other	(66)	(0.4)	42	0.4
Income tax expense	$4,765	25.8%	$2,477	25.0%

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$8,249	21.0%	$3,811	21.0%
Increase (decrease) resulting from:
Federally tax exempt interest income	(720)	(1.8)	(727)	(4.0)
State taxes, net of federal benefit	2,817	7.2	1,358	7.5
Other	(28)	(0.1)	66	0.3
Income tax expense	$10,318	26.3%	$4,508	24.8%

The components of the net deferred tax asset (liability) are as follows:

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$7,477	$9,046
Compensation related	1,935	2,301
Deferred loan fees	2,118	1,595
Nonaccrual interest	510	660
Foreclosed assets	55	45
Goodwill	237	336
Other	1,208	1,011
Total deferred tax assets	13,540	14,994

Deferred tax liabilities
Fixed asset depreciation	4,217	4,361
Mortgage servicing rights	2,071	1,692
Other purchase accounting adjustments	1,075	1,115
Intangible assets	467	580
Prepaid assets	407	685
Net unrealized gain on debt securities	2,566	6,569
Other	358	370
Total deferred tax liabilities	11,161	15,372
Net deferred tax asset (liability)	$2,379	$(378)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Numerator:
Net income	$13,717	$7,419	$28,962	$13,640
Earnings allocated to participating securities	(25)	(19)	(56)	(34)
Numerator for earnings per share - basic and diluted	$13,692	$7,400	$28,906	$13,606

Denominator:
Weighted average common shares outstanding	27,362,579	27,457,306	27,396,557	27,457,306
Dilutive effect of outstanding restricted stock units	17,701	—	10,137	—
Weighted average common shares outstanding, including all dilutive potential shares	27,380,280	27,457,306	27,406,694	27,457,306

Earnings per share - Basic	$0.50	$0.27	$1.06	$0.50
Earnings per share - Diluted	$0.50	$0.27	$1.05	$0.50

NOTE 15 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved the termination of the SERP, and a lump sum payment was made in June 2020 to each participant equal to the present value of any remaining installment payments. During the three months ended June 30, 2020, the Company recognized employee benefits expense for the SERP of $690,000. During the six months ended June 30, 2020, the Company recognized employee benefits expense for the SERP of $1,660,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – STOCK-BASED COMPENSATION PLANS

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

The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Restricted stock units	$148	$96	$262	$163
Performance restricted stock units	33	—	48	—
Total awards classified as equity	181	96	310	163
Stock appreciation rights	—	107	130	(228)
Total stock-based compensation expense (benefit)	$181	$203	$440	$(65)

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

On April 27, 2021, the Company granted 4,000 restricted stock units to certain key employees which vest in four equal annual installments beginning on February 28, 2022. The total fair value of the restricted stock units granted on April 27, 2021 was $72,000, based on the grant date closing price of $17.93 per share.

The following is a summary of restricted stock unit activity:

	Three Months Ended June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	97,122	$17.36	73,150	$19.03
Granted	4,000	17.93	550	12.71
Vested	—	—	—	—
Forfeited	(1,525)	18.11	—	—
Ending balance	99,597	$17.37	73,700	$18.98

	Six Months Ended June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	71,000	$18.98	—	$—
Granted	50,347	15.72	73,700	18.98
Vested	(20,225)	18.86	—	—
Forfeited	(1,525)	18.11	—	—
Ending balance	99,597	$17.37	73,700	$18.98

As of June 30, 2021, unrecognized compensation cost related to the non-vested restricted stock units was $1,499,000. This cost is expected to be recognized over the weighted average remaining contractual term of 2.5 years.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance Restricted Stock Units

A performance restricted stock unit is similar to a restricted stock unit, except that the number of shares of common stock awarded is based on a performance condition and the completion of the requisite service period. Performance restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and an assessment of the probable outcome of the performance condition. Compensation cost is recognized on a straight-line basis over the service period of the entire award. Dividend equivalents on performance restricted stock units, which are accrued until vested, are classified as dividends charged to retained earnings.

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

The following is a summary of performance restricted stock unit activity:

Three Months Ended June 30,
	2021		2020
	Maximum		Maximum
	Awarded	Weighted	Awarded	Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	43,046	$15.53	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	43,046	$15.53	—	$—

Six months ended June 30,
	2021		2020
	Maximum		Maximum
	Awarded	Weighted	Awarded	Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	—	$—	—	$—
Granted	43,046	15.53	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	43,046	$15.53	—	$—

As of June 30, 2021, unrecognized compensation cost related to non-vested performance restricted stock units was $357,000, based on the current assessment of the probable outcome of the performance condition. This cost is expected to be recognized over the weighted average remaining contractual term of 2.7 years.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Appreciation Rights

A stock appreciation right grants a participant the right to receive an amount of cash, the value of which equals the appreciation in the Company’s stock price between the grant date and the exercise date. Stock appreciation rights units are classified as liabilities. The liability is based on an option-pricing model used to estimate the fair value of the stock appreciation rights. Compensation cost for non-vested stock appreciation rights is recognized on a straight line basis over the service period of the entire award. The non-vested stock appreciation rights vest in four equal annual installments beginning on the first anniversary of the grant date.

The following is a summary of stock appreciation rights activity:

	Three Months Ended June 30,
	2021		2020
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	104,040	$16.32	110,160	$16.32
Granted	—	—	—	—
Exercised	(6,120)	16.32	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	97,920	$16.32	110,160	$16.32

	Six Months Ended June 30,
	2021		2020
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	105,570	$16.32	110,160	$16.32
Granted	—	—	—	—
Exercised	(6,120)	16.32	—	—
Expired	(1,530)	16.32	—	—
Forfeited	—	—	—	—
Ending balance	97,920	$16.32	110,160	$16.32

A further summary of stock appreciation rights as of June 30, 2021, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	97,920	79,560	7.7	years

As of June 30, 2021, unrecognized compensation cost related to non-vested stock appreciation rights was $61,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021 and December 31, 2020, the liability recorded for outstanding stock appreciation rights was $389,000 and $272,000, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	June 30,	December 31,
	2021	2020
Risk-free interest rate	1.30%	0.80%
Expected volatility	35.08%	34.72%
Expected life (in years)	8.2	8.7
Expected dividend yield	3.45%	3.96%

As of June 30, 2021, the liability recorded for previously exercised stock appreciation rights was $797,000, which will be paid in three remaining equal annual installments. As of December 31, 2020, the liability recorded for previously exercised units was $1,087,000.

NOTE 17 – REGULATORY MATTERS

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

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of June 30, 2021 and December 31, 2020, the capital conservation buffer was 2.5%.

As of June 30, 2021, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of HBT Financial, Inc. (on a consolidated basis) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$441,703	18.55%	$190,498	8.00%	N/A	N/A
Heartland Bank and Trust Company	409,771	17.22	190,328	8.00	$237,910	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$375,919	15.79%	$142,873	6.00%	N/A	N/A
Heartland Bank and Trust Company	383,264	16.11	142,746	6.00	$190,328	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$339,403	14.25%	$107,155	4.50%	N/A	N/A
Heartland Bank and Trust Company	383,264	16.11	107,060	4.50	$154,642	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$375,919	9.67%	$155,553	4.00%	N/A	N/A
Heartland Bank and Trust Company	383,264	9.86	155,416	4.00	$194,270	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$426,283	17.40%	$195,970	8.00%	N/A	N/A
Heartland Bank and Trust Company	382,511	15.63	195,787	8.00	$244,733	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,410	14.55%	$146,977	6.00%	N/A	N/A
Heartland Bank and Trust Company	351,904	14.38	146,840	6.00	$195,787	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$319,927	13.06%	$110,233	4.50%	N/A	N/A
Heartland Bank and Trust Company	351,904	14.38	110,130	4.50	$159,077	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$356,410	9.94%	$143,454	4.00%	N/A	N/A
Heartland Bank and Trust Company	351,904	9.82	143,296	4.00	$179,120	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements is summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC on March 12, 2021. There were no transfers between levels during the three and six months ended June 30, 2021 and 2020. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis:

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$60,593	$—	$—	$60,593
U.S. government agency	—	129,872	—	129,872
Municipal	—	291,251	—	291,251
Mortgage-backed:
Agency residential	—	147,147	—	147,147
Agency commercial	—	133,440	—	133,440
Corporate	—	73,964	—	73,964
Equity securities with readily determinable fair values	3,338	—	—	3,338
Mortgage servicing rights	—	—	7,319	7,319
Derivative financial assets	—	10,694	—	10,694
Derivative financial liabilities	—	11,770	—	11,770

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$121,993	$—	$121,993
Municipal	—	274,261	—	274,261
Mortgage-backed:
Agency residential	—	203,252	—	203,252
Agency commercial	—	250,766	—	250,766
Corporate	—	72,597	—	72,597
Equity securities with readily determinable fair values	3,292	—	—	3,292
Mortgage servicing rights	—	—	5,934	5,934
Derivative financial assets	—	15,360	—	15,360
Derivative financial liabilities	—	16,818	—	16,818

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2020 to June 30, 2021.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

June 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$7,319	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 85.0% (12.8%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$5,934	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 85.0% (17.3%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$5,951	$—	$5,951
Collateral-dependent impaired loans	—	—	23,926	23,926
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	7,757	7,757

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$14,713	$—	$14,713
Collateral-dependent impaired loans	—	—	33,320	33,320
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	4,168	4,168

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Collateral-Dependent Impaired Loans

In accordance with the provisions of the loan impairment guidance, impairment was measured for loans with respect to which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The fair value of collateral-dependent impaired loans is estimated based on the fair value of the underlying collateral supporting the loan. Collateral-dependent impaired loans require classification in the fair value hierarchy. Impaired loans include loans acquired with deteriorated credit quality. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

June 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$23,926	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	7,757	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$33,320	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	4,168	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	June 30, 2021		December 31, 2020
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$545,603	$545,603	$312,451	$312,451
Debt securities held-to-maturity	Level 2	309,132	314,924	68,395	72,441
Restricted stock	Level 3	2,739	2,739	2,498	2,498
Loans, net	Level 3	2,125,612	2,146,730	2,215,168	2,235,767
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	12,785	12,785	14,255	14,255

Financial liabilities:
Time deposits	Level 3	278,859	279,531	299,474	300,989
Securities sold under agreements to repurchase	Level 2	46,756	46,756	45,736	45,736
Subordinated notes	Level 3	39,277	38,830	39,238	38,403
Junior subordinated debentures	Level 3	37,681	28,851	37,648	23,766
Accrued interest payable	Level 2	957	957	1,151	1,151

The Company estimated the fair value of lending related commitments as described in Note 19 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

Such commitments and conditional obligations were as follows:

	Contractual Amount
	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Commitments to extend credit	$524,644	$530,191
Standby letters of credit	10,489	10,031

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

The following is management’s discussion and analysis of the financial condition as of June 30, 2021 (unaudited), as compared with December 31, 2020, and the results of operations for the three and six months ended June 30, 2021 and 2020 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be attained for any other period.

OVERVIEW

HBT Financial, Inc. is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company. The Bank provides a comprehensive suite of business, commercial, wealth management, and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois through 62 branches. As of June 30, 2021, the Company had total assets of $4.0 billion, total loans of $2.2 billion, and total deposits of $3.4 billion. HBT Financial, Inc. is a longstanding Central Illinois company, with banking roots that can be traced back to 1920.

Market Area

We currently operate 62 branch locations across 18 counties in Central and Northeastern Illinois. We hold a leading deposit share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance.

Below is a summary of the loan and deposit balances by the metropolitan and micropolitan statistical areas in which we operate:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Loans, before allowance for loan losses
Bloomington-Normal	$484,740	$523,418
Champaign-Urbana	189,564	214,646
Chicago	1,136,423	1,132,893
Lincoln	89,190	103,614
Ottawa-Peru	108,252	107,098
Peoria	143,950	165,337
Loans, before allowance for loan losses	$2,152,119	$2,247,006

Total deposits
Bloomington-Normal	$818,479	$774,082
Champaign-Urbana	192,434	174,653
Chicago	1,205,925	1,077,691
Lincoln	220,133	201,012
Ottawa-Peru	377,558	347,211
Peoria	610,105	555,885
Total deposits	$3,424,634	$3,130,534

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

COVID-19 Response and Impact Overview

The Company has taken a number of steps to support our employees and customers while maintaining the health and safety of all involved, including, but not limited to:

●	Continued to place the health of customers and employees first by maintaining enhanced cleaning protocols and other safety measures at all locations;
●	Enabling work from home for many employees and social distancing for employees who need to report to the office;
●	Maintaining regular business hours at our branches and call center to continue serving our customers throughout the pandemic;
●	Participating in both rounds of the Small Business Administration’s (SBA) Paycheck Protection Program; and
●	Offering loan payment modifications to customers experiencing financial hardship due to COVID-19.

Paycheck Protection Program Loans

We continue to process forgiveness applications for Paycheck Protection Program (PPP) loans, with $152.9 million of PPP loans originated in round 1 and $5.6 million of PPP loan originated in round 2 receiving full or partial forgiveness by June 30, 2021.

In December 2020, the PPP was extended and allowed eligible borrowers to receive a second PPP loan. Through June 30, 2021, we have funded $104.7 million of PPP loans as part of the second round of the program, including $12.4 million during the second quarter of 2021.

The following table summarizes outstanding PPP loans as of June 30, 2021:

	Round 1	Round 2	Total

	(dollars in thousands)
PPP loan balance, before net deferred origination fees	$32,531	99,080	$131,611
Net deferred origination fees	(522)	(5,567)	(6,089)
PPP loan balance	$32,009	93,513	$125,522

During the three and six months ended June 30, 2021, the deferred origination fees on round 2 PPP loans were reduced by direct origination costs of $0.1 million and $0.5 million, respectively, consisting primarily of salaries and benefits costs. Net deferred origination fees on PPP loans of $2.4 million and $0.9 million during the three months ended June 30, 2021 and 2020, respectively, and $4.6 million and $0.9 million during the six months ended June 30, 2021 and 2020, respectively, were recognized as taxable loan interest income. Recognition of net deferred origination fees is accelerated upon loan forgiveness or repayment prior to contractual maturity.

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

The volume of loan modification requests related to a COVID-19 financial hardship have declined significantly from its height during the second quarter of 2020. As of June 30, 2021, December 31, 2020, and June 30, 2020, total loans granted a payment modification related to a COVID-19 financial hardship were $3.0 million, $28.0 million, and $203.2 million, respectively.

Industries Adversely Impacted by COVID-19

While many industries have been and may continue to be adversely impacted by the COVID-19 pandemic, the restaurant and hotel industries have been particularly susceptible to significant adverse impacts. While many areas of consumer and business spending have rebounded in recent months, there is uncertainty about the longer lasting impact on the restaurant and hotel industries resulting from the COVID-19 pandemic. Adverse impacts in these and other industries may result in a deterioration of the loan portfolio’s credit quality or an increase in loan losses.

The below table summarizes loan balances within the restaurant and hotel industries, along with select credit quality information, as of June 30, 2021:

	Carrying Balance			Modified Payments (1)				Substandard
	Non-PPP Loans	PPP Loans	Total	Pass	Pass-Watch	Substandard	Total	Risk Rating (2)

	(dollars in thousands)
Restaurants
Commercial and industrial	$2,740	$18,954	$21,694	$—	$—	$—	$—	$5
Commercial real estate - owner occupied	14,515	—	14,515	—	—	—	—	2,140
Commercial real estate - non-owner occupied	5,968	—	5,968	—	—	—	—	446
Total	$23,223	$18,954	$42,177	$—	$—	$—	$—	$2,591

Hotels
Commercial and industrial	$60	$2,124	$2,184	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied	18,387	—	18,387	—	2,526	—	2,526	6,559
Construction and land development	5,539	—	5,539	—	—	—	—	—
Total	$23,986	$2,124	$26,110	$—	$2,526	$—	$2,526	$6,559
(1)	Borrowers that were granted a loan payment modification related to a COVID-19 financial hardship that have not returned to regular payments as of June 30, 2021.
(2)	Includes those loans shown as Modified Payments – Substandard.

Pending NXT Bancorporation, Inc. Acquisition

On June 7, 2021, the Company and NXT Bancorporation, Inc. (NXT), the holding company for NXT Bank, jointly announced the signing of a definitive agreement pursuant to which the Company will acquire NXT and NXT Bank. The acquisition is expected to close in the fourth quarter of 2021, subject to NXT shareholder approval, regulatory approvals, and other customary closing conditions. The acquisition will expand the Company’s footprint into Iowa. The Company incurred the following pre-tax acquisition expenses related to the acquisition of NXT during the three months ended June 30, 2021 (dollars in thousands):

Three Months Ended June 30, 2021
Data processing	$7
Legal fees and other noninterest expense	150
Total NXT acquisition-related expenses	$157

Branch Rationalization Plan

In April 2021, the Company made plans to close or consolidate six branches. One branch was consolidated during the second quarter of 2021, and the remaining five branches are expected to close during the third quarter of 2021. This branch rationalization plan is expected to result in approximately $0.8 million of pre-tax nonrecurring costs, primarily related to asset impairment charges and severance payments. When fully realized, the Company estimates annual cost savings, net of associated revenue impacts, related to the branch rationalization plan to be approximately $1.1 million.

The Company incurred the following pre-tax branch closure expenses during the three months ended June 30, 2021 (dollars in thousands):

Three Months Ended June 30, 2021
NONINTEREST INCOME
Gains (losses) on other assets	$(34)

NONINTEREST EXPENSE
Salaries	58
Marketing and customer relations	5
Legal fees and other noninterest expense	7
Total noninterest expense	70
Total branch closure expenses	$104

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

COVID-19 Pandemic

Although the Company has had continuous business operations since the beginning of the COVID-19 pandemic, the pandemic has caused significant economic disruption throughout the United States and the communities that we serve. While the economic outlook has generally improved in 2021, compared to 2020, uncertainty surrounding potential surges in COVID-19 infections with new virus variants and the longer lasting impact on specific industries remains. As a result, the businesses we serve may continue to be adversely impacted and the ability of our customers to maintain historic deposit levels or to fulfill their contractual obligations to us may deteriorate. This could adversely affect our asset valuations, financial condition, liquidity and results of operations, and the impacts may be material.

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

Interest Rates

Net interest income is our primary source of revenue. Net interest income is equal to the excess of interest income earned on interest earning assets (including discount accretion on purchased loans plus certain loan fees) over interest expense incurred on interest-bearing liabilities. The level of interest rates as well as the volume of interest-earning assets and interest-bearing liabilities both impact net interest income. Net interest income is also influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve Board and market interest rates.

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

Growth in deposit balances and the forgiveness of PPP loans has resulted in significant cash inflows and excess liquidity. While excess liquidity is being reinvested into new securities, the current yields available are lower than existing portfolio yields. Considering the recent changes in market rates and the ongoing economic uncertainty, our net interest income and net interest margin could decrease in future periods.

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

Digital Banking

Throughout the banking industry, in-person branch traffic continues to decline as more customers turn to digital banking for routine banking transactions. The COVID-19 pandemic has accelerated this transition, and in-person branch traffic is not expected to return to pre-pandemic levels. We plan to continue investing in our digital banking platforms, while maintaining an appropriately sized branch network. An inability to meet evolving customer expectations, with the appropriate level of security, for both digital and in-person banking may adversely affect our financial results in the future.

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

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands, except per share amounts)
Statement of Income Information
Total interest and dividend income	$31,147	$30,361	$61,753	$63,081
Total interest expense	1,447	1,453	2,924	3,511
Net interest income	29,700	28,908	58,829	59,570
Provision for loan losses	(2,162)	3,573	(5,567)	7,928
Net interest income after provision for loan losses	31,862	25,335	64,396	51,642
Total noninterest income	8,774	8,060	19,582	13,312
Total noninterest expense	22,154	23,499	44,698	46,806
Income before income tax expense	18,482	9,896	39,280	18,148
Income tax expense	4,765	2,477	10,318	4,508
Net income	$13,717	$7,419	$28,962	$13,640

Adjusted net income (1)	$14,168	8,218	$28,201	$16,597

Net interest income (tax-equivalent basis) (1) (2)	$30,203	$29,391	$59,835	$60,516

Share and Per Share Information
Earnings per share - Diluted	$0.50	$0.27	$1.05	$0.50
Adjusted earnings per share - Diluted (1)	0.52	0.30	1.03	0.60

Weighted average shares of common stock outstanding	27,362,579	27,457,306	27,396,557	27,457,306

Summary Ratios
Net interest margin *	3.14%	3.51%	3.19%	3.76%
Net interest margin (tax-equivalent basis) * (1) (2)	3.19	3.57	3.25	3.82
Yield on loans *	4.63	4.59	4.60	4.88
Yield on interest-earning assets *	3.29	3.68	3.35	3.98
Cost of interest-bearing liabilities *	0.23	0.26	0.24	0.32
Cost of total deposits *	0.07	0.14	0.08	0.19

Efficiency ratio	56.91%	62.74%	56.31%	63.37%
Efficiency ratio (tax-equivalent basis) (1) (2)	56.18	61.93	55.59	62.56

Return on average assets *	1.40%	0.86%	1.52%	0.83%
Return on average stockholders' equity *	15.07	8.61	16.03	7.97
Return on average tangible common equity * (1)	16.22	9.34	17.27	8.66

Adjusted return on average assets * (1)	1.45%	0.96%	1.48%	1.01%
Adjusted return on average stockholders' equity * (1)	15.56	9.54	15.61	9.70
Adjusted return on average tangible common equity * (1)	16.76	10.35	16.81	10.54

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

For the three months ended June 30, 2021, net income was $13.7 million increasing by $6.3 million, or 84.9%, when compared to net income for the three months ended June 30, 2020. Net income increased primarily due to the following:

●	A $5.7 million improvement in the provision for loan losses, reflecting the improvements in the economic environment from a year ago.
●	A $1.0 million decrease in employee benefits expense, primarily due to the 2020 results including a $0.6 million charge for the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020.
●	A $0.8 million increase in net interest income, primarily attributable to an increase in the securities portfolio, partially offset by a reduction in yield.
●	Partially offsetting these improvements was a $2.3 million increase in income tax expense, primarily as a result of higher pre-tax income.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

For the six months ended June 30, 2021, net income was $29.0 million increasing by $15.3 million, or 112.3%, when compared to net income for the six months ended June 30, 2020. Net income increased primarily due to the following:

●	A $13.5 million improvement in the provision for loan losses, reflecting the improvements in the economic environment from a year ago.
●	A $4.1 million improvement in the mortgage servicing rights fair value adjustment, primarily resulting from changes in mortgage prepayment speed expectations.
●	A $1.7 million decrease in employee benefits expense, primarily due to the 2020 results including a $1.5 million charge for the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020.
●	A $1.0 million increase in gains on sale of mortgage loans, primarily as a result of the strong mortgage refinance environment that started in the second quarter of 2020.
●	Partially offsetting these improvements was a $5.8 million increase in income tax expense, primarily as a result of higher pre-tax income.

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

The following tables set forth average balances, average yields and costs, and certain other information for the three and six months ended June 30, 2021 and 2020. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	June 30, 2021			June 30, 2020
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,234,388	$25,818	4.63%	$2,265,032	$25,869	4.59%
Securities	1,121,104	5,202	1.86	721,817	4,399	2.45
Deposits with banks	438,001	115	0.11	326,216	79	0.10
Other	2,726	12	1.83	2,496	14	2.21
Total interest-earning assets	3,796,219	$31,147	3.29%	3,315,561	$30,361	3.68%
Allowance for loan losses	(28,939)			(26,125)
Noninterest-earning assets	156,559			163,713
Total assets	$3,923,839			$3,453,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,019,488	$127	0.05%	$860,131	$162	0.08%
Money market	502,448	94	0.08	477,441	118	0.10
Savings	601,615	46	0.03	474,609	50	0.04
Time	290,865	346	0.48	317,965	712	0.90
Total interest-bearing deposits	2,414,416	613	0.10	2,130,146	1,042	0.20
Securities sold under agreements to repurchase	47,170	8	0.07	53,867	11	0.08
Borrowings	440	—	0.39	2,582	1	0.03
Subordinated notes	39,265	469	4.80	—	—	—
Junior subordinated debentures issued to capital trusts	37,671	357	3.80	37,605	399	4.26
Total interest-bearing liabilities	2,538,962	$1,447	0.23%	2,224,200	$1,453	0.26%
Noninterest-bearing deposits	992,699			824,232
Noninterest-bearing liabilities	26,988			58,177
Total liabilities	3,558,649			3,106,609
Stockholders' Equity	365,190			346,540
Total liabilities and stockholders’ equity	$3,923,839			$3,453,149

Net interest income/Net interest margin (1)		$29,700	3.14%		$28,908	3.51%
Tax-equivalent adjustment (2)		503	0.05		483	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$30,203	3.19%		$29,391	3.57%
Net interest rate spread (4)			3.06%			3.42%
Net interest-earning assets (5)	$1,257,257			$1,091,361
Ratio of interest-earning assets to interest-bearing liabilities	1.50			1.49
Cost of total deposits			0.07%			0.14%

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,259,136	$51,562	4.60%	$2,203,031	$53,484	4.88%
Securities	1,063,312	9,971	1.89	695,194	8,761	2.53
Deposits with banks	392,213	195	0.10	288,637	808	0.56
Other	2,612	25	1.93	2,461	28	2.29
Total interest-earning assets	3,717,273	$61,753	3.35%	3,189,323	$63,081	3.98%
Allowance for loan losses	(30,390)			(24,300)
Noninterest-earning assets	156,093			155,923
Total assets	$3,842,976			$3,320,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,008,664	$244	0.05%	$835,999	$413	0.10%
Money market	492,472	183	0.07	470,782	512	0.22
Savings	571,921	87	0.03	454,442	120	0.05
Time	292,509	743	0.51	329,867	1,592	0.97
Total interest-bearing deposits	2,365,566	1,257	0.11	2,091,090	2,637	0.25
Securities sold under agreements to repurchase	46,761	15	0.06	47,917	31	0.13
Borrowings	470	1	0.42	1,402	1	0.07
Subordinated notes	39,255	939	4.83	—	—	—
Junior subordinated debentures issued to capital trusts	37,663	712	3.81	37,597	842	4.50
Total interest-bearing liabilities	2,489,715	$2,924	0.24%	2,178,006	$3,511	0.32%
Noninterest-bearing deposits	956,806			747,473
Noninterest-bearing liabilities	32,077			51,437
Total liabilities	3,478,598			2,976,916
Stockholders' Equity	364,378			344,030
Total liabilities and stockholders’ equity	$3,842,976			3,320,946

Net interest income/Net interest margin (1)		$58,829	3.19%		$59,570	3.76%
Tax-equivalent adjustment (2)		1,006	0.06		946	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$59,835	3.25%		$60,516	3.82%
Net interest rate spread (4)			3.11%			3.66%
Net interest-earning assets (5)	$1,227,558			$1,011,317
Ratio of interest-earning assets to interest-bearing liabilities	1.49			1.46
Cost of total deposits			0.08%			0.19%

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income, which includes contractual interest on loans, loan fees, accretion of acquired loan discounts and net earnings on cash flow hedges.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		Yield		Yield		Yield		Yield
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$22,089	3.96%	$24,202	4.29%	$44,772	3.99%	$50,224	4.58%
Loan fees (excluding PPP loans)	1,202	0.22	779	0.14	1,978	0.18	1,943	0.17
PPP loan fees	2,361	0.42	851	0.15	4,587	0.41	851	0.08
Accretion of acquired loan discounts	166	0.03	5	—	225	0.02	402	0.04
Net cash flow hedge earnings	—	—	32	0.01	—	—	64	0.01
Total loan interest income	$25,818	4.63%	$25,869	4.59%	$51,562	4.60%	$53,484	4.88%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		Net Interest		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin		Margin
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$22,089	2.33%	$24,202	2.94%	$44,772	2.43%	$50,224	3.17%
Contractual interest on securities	7,023	0.74	5,435	0.66	13,524	0.73	10,586	0.67
Contractual interest on deposits with banks	115	0.01	79	0.01	195	0.01	808	0.05
Loan fees (excluding PPP loans)	1,202	0.13	779	0.09	1,978	0.11	1,943	0.12
PPP loan fees	2,361	0.25	851	0.10	4,587	0.25	851	0.05
Accretion of acquired loan discounts	166	0.02	5	—	225	0.01	402	0.03
Securities amortization, net	(1,821)	(0.19)	(1,035)	(0.13)	(3,553)	(0.19)	(1,825)	(0.12)
Other	12	—	45	0.01	25	—	92	0.01
Total interest income	31,147	3.29	30,361	3.68	61,753	3.35	63,081	3.98

Interest expense:
Contractual interest on deposits	610	0.07	1,035	0.12	1,251	0.07	2,623	0.16
Contractual interest on other interest-bearing liabilities	696	0.07	323	0.04	1,394	0.07	736	0.05
Other	141	0.01	95	0.01	279	0.02	152	0.01
Total interest expense	1,447	0.15	1,453	0.17	2,924	0.16	3,511	0.22
Net interest income	29,700	3.14	28,908	3.51	58,829	3.19	59,570	3.76
Tax equivalent adjustment (1)	503	0.05	483	0.06	1,006	0.06	946	0.06
Net interest income (tax equivalent) (1) (2)	$30,203	3.19%	$29,391	3.57%	$59,835	3.25%	$60,516	3.82%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

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

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	vs.			vs.
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$(352)	$301	$(51)	$1,338	$(3,260)	$(1,922)
Securities	2,028	(1,225)	803	3,839	(2,629)	1,210
Deposits with banks	29	7	36	217	(830)	(613)
Other	1	(3)	(2)	2	(5)	(3)
Total interest-earning assets	1,706	(920)	786	5,396	(6,724)	(1,328)

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	26	(61)	(35)	73	(242)	(169)
Money market	6	(30)	(24)	23	(352)	(329)
Savings	11	(15)	(4)	26	(59)	(33)
Time	(57)	(309)	(366)	(164)	(685)	(849)
Total interest-bearing deposits	(14)	(415)	(429)	(42)	(1,338)	(1,380)
Securities sold under agreements to repurchase	(1)	(2)	(3)	(1)	(15)	(16)
Borrowings	—	(1)	(1)	(1)	1	—
Subordinated notes	469	—	469	939	—	939
Junior subordinated debentures issued to capital trusts	1	(43)	(42)	1	(131)	(130)
Total interest-bearing liabilities	455	(461)	(6)	896	(1,483)	(587)
Change in net interest income	$1,251	$(459)	$792	$4,500	$(5,241)	$(741)

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Net interest income for the three months ended June 30, 2021 was $29.7 million, increasing $0.8 million, or 2.7%, from the three months ended June 30, 2020. The increase is primarily attributable to an increase in interest-earning assets, driven by increased deposit balances.

Net interest margin decreased to 3.14% for the three months ended June 30, 2021 compared to 3.51% for the three months ended June 30, 2020. The decrease was primarily attributable to the decline in the average yield on earning assets and increased deposit balances being held in cash and lower-yielding securities.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Net interest income for the six months ended June 30, 2021 was $58.8 million, decreasing $0.7 million, or 1.2%, from the six months ended June 30, 2020. The decrease is primarily attributable to declines in benchmark interest rates, which drove lower yields on interest-earning assets. Partially offsetting this decline was a substantial increase in interest-earning asset balances, driven by PPP loan originations and federal economic stimulus payments received by our retail customers. Also partially mitigating the decline in net interest income were lower costs on deposits and a decrease in time deposit balances.

Net interest margin decreased as well to 3.19% for the six months ended June 30, 2021 compared to 3.76% for the six months ended June 30, 2020. The decrease was primarily attributable to the decline in the average yield on earning assets and increased deposit balances being held in cash and lower-yielding securities.

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

The quarterly net interest margins were as follows:

	2021	2020
Three months ended:
March 31	3.25%	4.03%
June 30	3.14	3.51
September 30	—	3.39
December 31	—	3.31

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

The deterioration of economic conditions related to the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the communities that we serve. As a result, our allowance for loan losses has increased since the onset of the COVID-19 pandemic, and may remain elevated until economic conditions return to pre-pandemic levels.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

The Company recorded a negative provision for loan losses of $2.2 million during the three months ended June 30, 2021, compared to a provision for loan losses of $3.6 million during the three months ended June 30, 2020. The negative provision was primarily due to a $1.3 million decrease in specific reserves on loans individually evaluated for impairment. Additionally, changes to qualitative factors resulted in a $0.5 million decrease in required reserve, primarily reflecting the shrinking impact of the COVID-19 pandemic on our borrowers.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

The Company recorded a negative provision for loan losses of $5.6 million during the six months ended June 30, 2021, compared to a provision for loan losses of $7.9 million during the six months ended June 30, 2020. The negative provision was primarily due to a $2.5 million decrease in specific reserves on loans individually evaluated for impairment; changes to qualitative factors resulting in a $2.3 million decrease in required reserve, primarily reflecting an improved economic environment and improved asset quality metrics; and a $0.2 million net recovery during the six months ended June 30, 2021.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change

	(dollars in thousands)
Card income	$2,449	$1,998	$451	$4,707	$3,790	$917
Service charges on deposit accounts	1,390	1,133	257	2,687	2,967	(280)
Wealth management fees	2,005	1,507	498	3,977	3,321	656
Mortgage servicing	711	727	(16)	1,396	1,451	(55)
Mortgage servicing rights fair value adjustment	(310)	(508)	198	1,385	(2,679)	4,064
Gains on sale of mortgage loans	1,562	2,135	(573)	3,662	2,671	991
Gains (losses) on securities	6	57	(51)	46	5	41
Gains (losses) on foreclosed assets	216	58	158	140	93	47
Gains (losses) on other assets	(48)	(69)	21	(47)	(72)	25
Other noninterest income	793	1,022	(229)	1,629	1,765	(136)
Total noninterest income	$8,774	$8,060	$714	$19,582	$13,312	$6,270

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Total noninterest income for the three months ended June 30, 2021 was $8.8 million, an increase of $0.7 million, or 8.9%, from the three months ended June 30, 2020. Noninterest income increased primarily due to the following:

●	A $0.5 million increase in wealth management fees as a result of higher values of assets under management during the second quarter of 2021 relative to the second quarter of 2020.
●	A $0.5 million increase in card income as a result of increased debit and credit card transaction volume driven by the full reopening of Illinois following COVID-19 prevention measures.
●	Partially offsetting these increases was a $0.6 million decrease in gains on sale of mortgage loans due to a lower level of mortgage refinancing activity.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Total noninterest income for the six months ended June 30, 2021 was $19.6 million, an increase of $6.3 million, or 47.1%, from the six months ended June 30, 2020. Noninterest income increased primarily due to the following:

●	A $4.1 million improvement in the mortgage servicing rights fair value adjustment, primarily resulting from changes in mortgage prepayment speed expectations.
●	A $1.0 million increase in gains on sale of mortgage loans, primarily as a result of the strong mortgage refinance environment that started in the second quarter of 2020. A lower level of mortgage refinancing activity is anticipated during the remainder of 2021 and is expected to result in lower mortgage banking profits, relative to the six months ended June 30, 2021 and the second half of 2020.
●	A $0.9 million increase in card income was primarily due to the 2020 results reflecting a lower volume of debit and credit card transactions which coincided with the beginning of the COVID-19 pandemic and the related initial economic slowdown.
●	A $0.7 million increase in wealth management fees as a result of higher values of assets under management during the first half of 2021 relative to the first half of 2020.
●	Slightly offsetting these improvements was a $0.3 million decrease in service charges on deposit accounts, as a result of lower overdraft incidences driven by federal economic stimulus received by our customers.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change

	(dollars in thousands)
Salaries	$12,275	$12,674	$(399)	$24,871	$25,428	$(557)
Employee benefits	1,455	2,455	(1,000)	3,177	4,889	(1,712)
Occupancy of bank premises	1,463	1,642	(179)	3,401	3,470	(69)
Furniture and equipment	603	609	(6)	1,226	1,212	14
Data processing	1,721	1,672	49	3,409	3,258	151
Marketing and customer relations	843	817	26	1,408	1,861	(453)
Amortization of intangible assets	258	305	(47)	547	622	(75)
FDIC insurance	244	218	26	484	254	230
Loan collection and servicing	333	494	(161)	698	842	(144)
Foreclosed assets	319	88	231	462	177	285
Other noninterest expense	2,640	2,525	115	5,015	4,793	222
Total noninterest expense	$22,154	$23,499	$(1,345)	$44,698	$46,806	$(2,108)

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Total noninterest expense for the three months ended June 30, 2021 was $22.2 million, a decrease of $1.3 million, or 5.7%, from the three months ended June 30, 2020. Noninterest expense decreased primarily due to the following:

●	A $1.0 million decrease in employee benefits expense, primarily due to the 2020 results including a $0.6 million charge for the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020.
●	A $0.4 million decrease in salaries expense, primarily due to a lower employee count during the second quarter of 2021 relative to the second quarter of 2020.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Total noninterest expense for the six months ended June 30, 2021 was $44.7 million, a decrease of $2.1 million, or 4.5%, from the six months ended June 30, 2020. Noninterest expense decreased primarily due to the following:

●	A $1.7 million decrease in employee benefits expense, primarily due to the 2020 results including a $1.5 million charge for the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020.
●	A $0.6 million decrease in salaries expense, primarily due to a lower employee count during the first half of 2021 relative to the first half of 2020.

Income Taxes

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

We recorded income tax expense of $4.8 million, or 25.8% effective tax rate, during the three months ended June 30, 2021 compared to $2.5 million, or 25.0% effective tax rate, during the three months ended June 30, 2020. The effective tax rate increased primarily due to the tax exempt interest income making up a smaller portion of pre-tax income during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

We recorded income tax expense of $10.3 million, or 26.3% effective tax rate, during the six months ended June 30, 2021 compared to $4.5 million, or 24.8% effective tax rate, during the six months ended June 30, 2020. The effective tax rate increased primarily due to the tax exempt interest income making up a smaller portion of pre-tax income during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

FINANCIAL CONDITION

	June 30,	December 31,
	2021	2020	$ Change	% Change

Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$545,603	$312,451	$233,152	74.6%
Debt securities available-for-sale, at fair value	836,267	922,869	(86,602)	(9.4)
Debt securities held-to-maturity	309,132	68,395	240,737	352.0
Loans held for sale	5,951	14,713	(8,762)	(59.6)

Loans, before allowance for loan losses	2,152,119	2,247,006	(94,887)	(4.2)
Less: allowance for loan losses	26,507	31,838	(5,331)	(16.7)
Loans, net of allowance for loan losses	2,125,612	2,215,168	(89,556)	(4.0)

Goodwill	23,620	23,620	—	—
Core deposit intangible assets, net	2,251	2,798	(547)	(19.5)
Other assets	105,241	106,553	(1,312)	(1.2)
Total assets	$3,953,677	$3,666,567	$287,110	7.8%

Total deposits	$3,424,634	$3,130,534	$294,100	9.4%
Securities sold under agreements to repurchase	46,756	45,736	1,020	2.2
Subordinated notes	39,277	39,238	39	0.1
Junior subordinated debentures	37,681	37,648	33	0.1
Other liabilities	32,135	49,494	(17,359)	(35.1)
Total liabilities	3,580,483	3,302,650	277,833	8.4
Total stockholders' equity	373,194	363,917	9,277	2.5
Total liabilities and stockholders' equity	$3,953,677	$3,666,567	$287,110	7.8%

Tangible assets (1)	$3,927,806	$3,640,149	$287,657	7.9%
Tangible common equity (1)	347,323	337,499	9,824	2.9

Core deposits (1)	$3,401,813	$3,103,847	$297,966	9.6%

Share and Per Share Information
Book value per share	$13.64	$13.25
Tangible book value per share (1)	12.70	12.29

Shares of common stock outstanding	27,355,053	27,457,306

Balance Sheet Ratios
Loan to deposit ratio	62.84%	71.78%
Core deposits to total deposits (1)	99.33	99.15
Stockholders' equity to total assets	9.44	9.93
Tangible common equity to tangible assets (1)	8.84	9.27
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Total assets were $3.95 billion at June 30, 2021, an increase of $287.1 million, or 7.8%, from December 31, 2020. Significant changes in our balance sheet include the following:

●	Total deposits increased $294.1 million, primarily due to funds received by our commercial customers from round 2 PPP loans and federal economic stimulus payments received by retail customers.
●	Cash and cash equivalents increased by $233.2 million, primarily as a result of funds received from the forgiveness of PPP loans and federal economic stimulus received by retail customers.
●	Excess liquidity was reinvested into debt securities which increased $154.1 million.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	June 30, 2021		December 31, 2020
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$321,352	14.9%	$393,312	17.5%
Agricultural and farmland	231,527	10.8	222,723	9.9
Commercial real estate - owner occupied	212,597	9.9	222,360	9.9
Commercial real estate - non-owner occupied	531,803	24.7	520,395	23.2
Multi-family	212,079	9.9	236,391	10.5
Construction and land development	204,619	9.4	225,652	10.0
One-to-four family residential	302,888	14.1	306,775	13.7
Municipal, consumer, and other	135,254	6.3	119,398	5.3
Loans, before allowance for loan losses	2,152,119	100.0%	2,247,006	100.0%
Allowance for loan losses	(26,507)		(31,838)
Loans, net of allowance for loan losses	$2,125,612		$2,215,168

Loans, before allowance for loan losses (originated) (1)	$2,054,291	95.5%	$2,126,323	94.6%
Loans, before allowance for loan losses (acquired) (1)	97,828	4.5	120,683	5.4
Loans, before allowance for loan losses	$2,152,119	100.0%	$2,247,006	100.0%

PPP loans (included above)
Commercial and industrial	$115,538		$153,860
Agricultural and farmland	8,711		3,049
Municipal, consumer, and other	1,273		6,587
Total PPP loans	$125,522		$163,496
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Loans, before allowance for loan losses were $2.15 billion at June 30, 2021, a decrease of $94.9 million, or 4.2%, from December 31, 2020. The forgiveness of $141.4 million of PPP loans in the first half of 2021 contributed to the decline in total loans, but was partially offset by $104.7 million of round 2 PPP loans funded during the same period. Additionally, payoffs of two larger multi-family credits totaling $31.5 million and a $22.7 million decrease in commercial line of credit usage (including a $10.0 million payoff of one participated line of credit) further contributed to the decrease in loans.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
June 30, 2021	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$159,824	$152,579	$8,949	$—	$321,352
Agricultural and farmland	100,073	95,477	33,648	2,329	231,527
Commercial real estate - owner occupied	25,027	128,115	55,627	3,828	212,597
Commercial real estate - non-owner occupied	69,550	345,036	116,650	567	531,803
Multi-family	38,512	110,553	63,014	—	212,079
Construction and land development	133,856	66,283	3,964	516	204,619
One-to-four family residential	42,433	128,109	77,595	54,751	302,888
Municipal, consumer, and other	27,984	21,247	72,293	13,730	135,254
Total	$597,259	$1,047,399	$431,740	$75,721	$2,152,119

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
June 30, 2021	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$11,712	$494	$12,206	$149,322	$161,528
Agricultural and farmland	11,828	4,895	16,723	114,731	131,454
Commercial real estate - owner occupied	31,324	19,495	50,819	136,751	187,570
Commercial real estate - non-owner occupied	68,832	20,923	89,755	372,498	462,253
Multi-family	17,769	3,712	21,481	152,086	173,567
Construction and land development	28,995	90	29,085	41,678	70,763
One-to-four family residential	100,270	14,330	114,600	145,855	260,455
Municipal, consumer, and other	38,539	5,920	44,459	62,811	107,270
Total	$309,269	$69,859	$379,128	$1,175,732	$1,554,860

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

The following table below sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	June 30, 2021	December 31, 2020

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$6,823	$9,939
Past due 90 days or more, still accruing (1)	583	21
Total nonperforming loans	7,406	9,960
Foreclosed assets	7,757	4,168
Total nonperforming assets	$15,163	$14,128

NONPERFORMING ASSETS (Originated) (2)
Nonaccrual	$4,319	$2,908
Past due 90 days or more, still accruing	583	21
Total nonperforming loans (originated)	4,902	2,929
Foreclosed assets	856	674
Total nonperforming assets (originated)	$5,758	$3,603

NONPERFORMING ASSETS (Acquired) (2)
Nonaccrual	$2,504	$7,031
Past due 90 days or more, still accruing (1)	—	—
Total nonperforming loans (acquired)	2,504	7,031
Foreclosed assets	6,901	3,494
Total nonperforming assets (acquired)	$9,405	$10,525

Allowance for loan losses	$26,507	$31,838

Loans, before allowance for loan losses	$2,152,119	$2,247,006
Loans, before allowance for loan losses (originated) (2)	2,054,291	2,126,323
Loans, before allowance for loan losses (acquired) (2)	97,828	120,683

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	1.23%	1.42%
Allowance for loan losses to nonperforming loans	357.91	319.66
Nonperforming loans to loans, before allowance for loan losses	0.34	0.44
Nonperforming assets to total assets	0.38	0.39
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.70	0.63

CREDIT QUALITY RATIOS (Originated) (2)
Nonperforming loans to loans, before allowance for loan losses	0.24%	0.14%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.28	0.17

CREDIT QUALITY RATIOS (Acquired) (2)
Nonperforming loans to loans, before allowance for loan losses	2.56%	5.83%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	8.98	8.48
(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $27 thousand and $0.6 million as of June 30, 2021 and December 31, 2020, respectively.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Total nonperforming assets were $15.2 million at June 30, 2021, an increase of $1.0 million, or 7.3%, from December 31, 2020. The increase was primarily attributable to one relationship moving to nonaccrual status that totaled $2.9 million at June 30, 2021.

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

The following table presents TDRs by loan category.

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Commercial and industrial	$262	$296
Agricultural and farmland	—	—
Commercial real estate - owner occupied	1,620	6,491
Commercial real estate - non-owner occupied	1,317	1,354
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	242	454
Municipal, consumer, and other	—	—
Total accrual troubled debt restructurings	3,441	8,595

Commercial and industrial	56	75
Agricultural and farmland	—	—
Commercial real estate - owner occupied	132	141
Commercial real estate - non-owner occupied	—	—
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	136	139
Municipal, consumer, and other	—	—
Total nonaccrual troubled debt restructurings	324	355
Total troubled debt restructurings	$3,765	$8,950

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

As of June 30, 2021 and December 31, 2020, our risk classifications of loans were as follows:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Pass	$1,901,397	$1,953,912
Pass-watch	181,497	208,584
Substandard	69,225	84,510
Doubtful	—	—
Total	$2,152,119	$2,247,006

Pass-watch loans decreased $27.1 million, or 13.0% from December 31, 2020 to June 30, 2021. Additionally, substandard loans decreased $15.3 million, or 18.1%, from December 31, 2020 to June 30, 2021. These improvements were primarily driven by improving economic conditions, which resulted in both risk rating upgrades and paydowns. Additionally, the transfer of one larger loan to foreclosed assets further contributed to the decrease in substandard loans.

Net Charge-offs and Recoveries

The following table sets forth activity in the allowance for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Balance, beginning of period	$28,759	$26,087	$31,838	$22,299

Charge-offs:
Commercial and industrial	(295)	—	(295)	(809)
Agricultural and farmland	—	—	—	(27)
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	(56)
Multi-family	—	—	—	—
Construction and land development	—	—	—	(1)
One-to-four family residential	(41)	(8)	(113)	(112)
Municipal, consumer, and other	(66)	(152)	(189)	(376)
Total charge-offs	(402)	(160)	(597)	(1,381)

Recoveries:
Commercial and industrial	14	7	307	61
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	—	—	—	440
Commercial real estate - non-owner occupied	6	60	13	65
Multi-family	—	—	—	—
Construction and land development	179	8	269	18
One-to-four family residential	33	51	75	122
Municipal, consumer, and other	80	97	169	171
Total recoveries	312	223	833	877

Net (charge-offs) recoveries	(90)	63	236	(504)
Provision for loan losses	(2,162)	3,573	(5,567)	7,928
Balance, end of period	$26,507	$29,723	$26,507	$29,723

Net charge-offs (recoveries)	$90	$(63)	$(236)	$504
Net charge-offs (recoveries) - (originated) (1)	(214)	3	(534)	175
Net charge-offs (recoveries) - (acquired) (1)	304	(66)	298	329

Average loans, before allowance for loan losses	$2,234,388	$2,265,032	$2,259,136	$2,203,031
Average loans, before allowance for loan losses (originated) (1)	2,127,221	2,117,131	2,146,796	2,050,377
Average loans, before allowance for loan losses (acquired) (1)	107,167	147,901	112,340	152,654

Net charge-offs (recoveries) to average loans, before allowance for loan losses *	0.02%	(0.01)%	(0.02)%	0.05%
Net charge-offs (recoveries) to average loans, before allowance for loan losses (originated) * (1)	(0.04)	—	(0.05)	0.02
Net charge-offs (recoveries) to average loans, before allowance for loan losses (acquired) * (1)	1.14	(0.18)	0.53	0.43

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for loan losses, by loan category.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$281	$(7)	$(12)	$748
Agricultural and farmland	—	—	—	27
Commercial real estate - owner occupied	—	—	—	(440)
Commercial real estate - non-owner occupied	(6)	(60)	(13)	(9)
Multi-family	—	—	—	—
Construction and land development	(179)	(8)	(269)	(17)
One-to-four family residential	8	(43)	38	(10)
Municipal, consumer, and other	(14)	55	20	205
Total	$90	$(63)	$(236)	$504

Average loans, before allowance for loan losses
Commercial and industrial	$383,383	$387,339	$401,174	$347,914
Agricultural and farmland	229,253	231,732	220,837	220,173
Commercial real estate - owner occupied	202,252	227,147	205,145	232,164
Commercial real estate - non-owner occupied	538,888	540,076	545,942	544,928
Multi-family	220,691	193,447	226,564	188,364
Construction and land development	210,745	257,189	213,559	237,332
One-to-four family residential	308,808	308,910	312,593	314,559
Municipal, consumer, and other	140,368	119,192	133,322	117,597
Total	$2,234,388	$2,265,032	$2,259,136	$2,203,031

Net charge-offs (recoveries) to average loans, before allowance for loan losses *
Commercial and industrial	0.29%	(0.01)%	(0.01)%	0.43%
Agricultural and farmland	—	—	—	0.02
Commercial real estate - owner occupied	—	—	—	(0.38)
Commercial real estate - non-owner occupied	—	(0.04)	—	—
Multi-family	—	—	—	—
Construction and land development	(0.34)	(0.01)	(0.25)	(0.01)
One-to-four family residential	0.01	(0.06)	0.02	(0.01)
Municipal, consumer, and other	(0.04)	0.19	0.03	0.35
Total	0.02%	(0.01)%	(0.02)%	0.05%

*       Annualized measure.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Net charge-offs (recoveries) to average total loans before allowance for loan losses have remained low during each of the three months ended June 30, 2021 and June 30, 2020. This ratio has remained low for several years, due primarily to the favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic. We also believe our continuous credit monitoring and collection efforts have resulted in lower levels of loan losses.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Net charge-offs (recoveries) to average total loans before allowance for loan losses have remained low during each of the six months ended June 30, 2021 and June 30, 2020. This ratio has remained low for several years, due primarily to the favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic. We also believe our continuous credit monitoring and collection efforts have resulted in lower levels of loan losses.

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses by major loan categories:

	June 30, 2021		December 31, 2020
	Allowance for	Loan	Allowance for	Loan
	Loan Losses	Balances	Loan Losses	Balances

	(dollars in thousands)
Commercial and industrial	$2,717	$321,352	$3,929	$393,312
Agricultural and farmland	781	231,527	793	222,723
Commercial real estate - owner occupied	1,946	212,597	3,141	222,360
Commercial real estate - non-owner occupied	9,825	531,803	11,251	520,395
Multi-family	2,009	212,079	1,957	236,391
Construction and land development	3,924	204,619	4,232	225,652
One-to-four family residential	1,520	302,888	1,801	306,775
Municipal, consumer, and other	3,785	135,254	4,734	119,398
Total	$26,507	$2,152,119	$31,838	$2,247,006

Securities

The Company’s investment policy is established by management and approved by the board of directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets and consistency with our interest rate risk management strategy.

The following table sets forth the composition, amortized cost, and fair values of debt securities:

	June 30, 2021		December 31, 2020
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(dollars in thousands)
Available-for-sale:
U.S. Treasury	$59,941	$60,593	$—	$—
U.S. government agency	129,100	129,872	118,282	121,993
Municipal	286,070	291,251	265,309	274,261
Mortgage-backed:
Agency residential	143,657	147,147	198,543	203,252
Agency commercial	131,172	133,440	246,649	250,766
Corporate	71,995	73,964	70,917	72,597
Total available-for-sale	821,935	836,267	899,700	922,869
Held-to-maturity:
U.S. government agency	7,332	7,485	—	—
Municipal	19,174	20,290	22,484	23,874
Mortgage-backed:
Agency residential	24,063	24,567	13,031	13,483
Agency commercial	258,563	262,582	32,880	35,084
Total held-to-maturity	309,132	314,924	68,395	72,441
Total debt securities	$1,131,067	$1,151,191	$968,095	$995,310

We evaluate securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired. There were no other-than-temporary impairments during the three and six months ended June 30, 2021 and 2020.

Portfolio Maturities and Yields

The composition and maturities of the debt securities portfolio as of June 30, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	June 30, 2021
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. Treasury	$—	—%	$—	—%	$—	—%
U.S. government agency	4,509	2.18	—	—	4,509	2.18
Municipal	14,481	2.64	3,049	3.26	17,530	2.74
Mortgage-backed:
Agency residential	23	1.33	—	—	23	1.33
Agency commercial	13,343	2.34	—	—	13,343	2.34
Corporate	11,677	2.13	—	—	11,677	2.13
Total	$44,033	2.36%	$3,049	3.26%	$47,082	2.42%

Due after 1 year through 5 years
U.S. Treasury	$9,945	0.87%	$—	—%	$9,945	0.87%
U.S. government agency	5,005	1.91	—	—	5,005	1.91
Municipal	48,261	2.34	12,129	3.62	60,390	2.60
Mortgage-backed:
Agency residential	8,508	2.27	—	—	8,508	2.27
Agency commercial	33,652	2.81	3,078	2.83	36,730	2.81
Corporate	22,885	2.93	—	—	22,885	2.93
Total	$128,256	2.43%	$15,207	3.46%	$143,463	2.54%

Due after 5 years through 10 years
U.S. Treasury	$49,996	1.42%	$—	—%	$49,996	1.42%
U.S. government agency	89,974	1.75	7,332	1.63	97,306	1.75
Municipal	127,772	1.81	3,605	3.42	131,377	1.85
Mortgage-backed:
Agency residential	48,504	2.49	8,509	1.62	57,013	2.36
Agency commercial	60,491	1.55	169,834	1.78	230,325	1.72
Corporate	35,433	4.17	—	—	35,433	4.17
Total	$412,170	1.99%	$189,280	—%	$601,450	1.93%

Due after 10 years
U.S. Treasury	$—	—%	$—	—%	$—	—%
U.S. government agency	29,612	1.39	—	—	29,612	1.39
Municipal	95,556	1.87	391	4.26	95,947	1.88
Mortgage-backed:
Agency residential	86,622	1.39	15,554	2.06	102,176	1.50
Agency commercial	23,686	1.87	85,651	1.95	109,337	1.93
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$237,476	1.66%	$101,596	1.97%	$339,072	1.75%

Total
U.S. Treasury	$59,941	1.33%	$—	—%	$59,941	1.33%
U.S. government agency	129,100	1.69	7,332	1.63	136,432	1.69
Municipal	286,070	1.96	19,174	3.54	305,244	2.06
Mortgage-backed:
Agency residential	143,657	1.82	24,063	1.90	167,720	1.83
Agency commercial	131,172	2.01	258,563	1.85	389,735	1.90
Corporate	71,995	3.45	—	—	71,995	3.45
Total	$821,935	1.99%	$309,132	1.95%	$1,131,067	1.98%

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

The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended June 30,						Percent
	2021			2020			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$992,699	29.1%	—%	$824,232	27.9%	—%	20.4%
Interest-bearing demand	1,019,488	29.9	0.05	860,131	29.1	0.08	18.5
Money market	502,448	14.8	0.08	477,441	16.1	0.10	5.2
Savings	601,615	17.7	0.03	474,609	16.1	0.04	26.8
Total non-maturity deposits	3,116,250	91.5	0.03	2,636,413	89.2	0.05	18.2
Time	290,865	8.5	0.48	317,965	10.8	0.90	(8.5)
Total deposits	$3,407,115	100.0%	0.07%	$2,954,378	100.0%	0.14%	15.3%

	Six Months Ended June 30,						Percent
	2021			2020			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$956,806	28.8%	—%	$747,473	26.3%	—%	28.0%
Interest-bearing demand	1,008,664	30.4	0.05	835,999	29.5	0.10	20.7
Money market	492,472	14.8	0.07	470,782	16.6	0.22	4.6
Savings	571,921	17.2	0.03	454,442	16.0	0.05	25.9
Total non-maturity deposits	3,029,863	91.2	0.03	2,508,696	88.4	0.08	20.8
Time	292,509	8.8	0.51	329,867	11.6	0.97	(11.3)
Total deposits	$3,322,372	100.0%	0.08%	$2,838,563	100.0%	0.19%	17.0%

*      Annualized measure.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

The average balances of non-maturity deposits increased 18.2% from the three months ended June 30, 2020 to the three months ended June 30, 2021, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 8.5% decline in the average balances of time deposits, which resulted in a 15.3% increase in average balances of total deposits from the three months ended June 30, 2020 to the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

The average balances of non-maturity deposits increased 20.8% from the six months ended June 30, 2020 to the six months ended June 30, 2021, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 11.3% decline in the average balances of time deposits, which resulted in a 17.0% increase in average balances of total deposits from the six months ended June 30, 2020 to the six months ended June 30, 2021.

The following table sets forth time deposits by remaining maturity as of June 30, 2021:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$36,737	$37,573	$61,314	$52,486	$188,110
Amounts of $100,000 but less than $250,000	16,558	16,190	18,728	16,452	67,928
Amounts of $250,000 or more	4,702	7,812	7,157	3,150	22,821
Total time deposits	$57,997	$61,575	$87,199	$72,088	$278,859

As of June 30, 2021 and December 31, 2020, the Bank’s uninsured deposits, including related accrued interest, were estimated to be $713.9 million and $573.8 million, respectively.

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

The Bank continuously monitors its liquidity positions to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. The Bank manages its liquidity position to meet the daily cash flow needs of clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives. The Bank also monitors liquidity requirements in light of interest rate trends, changes in the economy, the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits, and regulatory capital requirements.

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the Federal Home Loan Bank of Chicago (FHLB). Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds obtained from federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total amount of the remaining credit available to the Bank from the FHLB at June 30, 2021 was $314.5 million.

As of June 30, 2021, management believed adequate liquidity existed to meet all projected cash flow obligations of the Bank. As of June 30, 2021, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of June 30, 2021, HBT Financial, Inc. had cash and cash equivalents of $34.0 million.

The Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed the accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. During the three and six months ended June 30, 2021, the Bank did not pay a dividend to the Company. During the three and six months ended June 30, 2020, the Bank paid $6.5 million and $10.9 million in dividends to the Company, respectively.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and interest payments on the subordinated notes and junior subordinated debentures. During the three months ended June 30, 2021 and 2020, holding company operating expenses consisted of interest expense of $0.8 million and $0.4 million, respectively, and other operating expenses of $0.7 million and $0.8 million, respectively. During the six months ended June 30, 2021 and 2020, holding company operating expenses consisted of interest expense of $1.7 million and $0.8 million, respectively, and other operating expenses of $1.3 million and $1.4 million, respectively. As of June 30, 2021, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of June 30, 2021, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company. As of June 30, 2021, the Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of June 30, 2021 and December 31, 2020, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of June 30, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank for the dates indicated, the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	June 30,	December 31,	With Capital	Prompt Corrective
	2021	2020	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	18.55%	17.40%	10.50%	N/A
Heartland Bank and Trust Company	17.22	15.63	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	15.79%	14.55%	8.50%	N/A
Heartland Bank and Trust Company	16.11	14.38	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.25%	13.06%	7.00%	N/A
Heartland Bank and Trust Company	16.11	14.38	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	9.67%	9.94%	4.00	N/A
Heartland Bank and Trust Company	9.86	9.82	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

Cash Dividends

The below table summarizes the cash dividends paid by quarter for six months ended June 30, 2021 and the year ended December 31, 2020.

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$4,116	$4,105	$—	$—	$8,221
Restricted stock unit dividend equivalent	8	19	—	—	27
Total cash dividends	$4,124	$4,124	$—	$—	$8,248

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$4,119	$4,119	$4,118	$4,118	$16,474
Restricted stock unit dividend equivalent	11	11	11	11	44
Total cash dividends	$4,130	$4,130	$4,129	$4,129	$16,518

During the first and second quarters of 2021 and each quarter of 2020, the Company announced quarterly cash dividends of $0.15 per share.

Stock Repurchase Program

During the second quarter of 2021, the Company repurchased 27,016 shares of its common stock at a weighted average price of $17.22 under its stock repurchase program. Repurchases were conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until December 31, 2021. As of June 30, 2021, the Company had $13.0 million remaining under the current stock repurchase authorization.

OFF-BALANCE SHEET ARRANGEMENTS

As financial services providers, the Bank routinely is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of June 30, 2021 and December 31, 2020, there were no reserves for unfunded commitments. For additional information, see “Note 18 – Commitments and Contingencies” to the consolidated financial statements.

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

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than in accordance with GAAP. Management believes that it is a standard practice in the banking industry to present these non-GAAP financial measures, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP; nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. See our reconciliation of non-GAAP financial measures to their most closely comparable GAAP financial measures below.

Non-GAAP Financial Measure	Definition	How the Measure Provides Useful Information to Investors
Adjusted Net Income
●
Net income, with the following adjustments:
-
adds additional C Corp equivalent tax expense for periods prior to October 11, 2019,
-
excludes acquisition expenses,
-
excludes branch closure expenses,
-
excludes net earnings (losses) from closed or sold operations,
-
excludes charges related to termination of certain employee benefit plans,
-
excludes certain non-cash charges such as a nonrecurring charge related to an employee benefits policy change,
-
excludes expenses related to terminated FDIC Indemnification agreements,
-
excludes realized gains (losses) on sales of securities,
-
excludes mortgage servicing rights fair value adjustment, and
-
the income tax effect of these pre-tax adjustments.

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
-
Net Charge-offs to Average Loans (Originated and Acquired).
-
Nonperforming Loans to Loans, Before Allowance for Loan Losses (Originated and Acquired).
-
Nonperforming Assets to Loans, Before Allowance for Loan losses and Foreclosed Assets (Originated and Acquired).

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net income	$13,717	$7,419	$28,962	$13,640
Adjustments:
Acquisition expenses	(157)	—	(157)	—
Branch closure expenses	(104)	—	(104)	—
Charges related to termination of certain employee benefit plans	—	(609)	—	(1,457)
Mortgage servicing rights fair value adjustment	(310)	(508)	1,385	(2,679)
Total adjustments	(571)	(1,117)	1,124	(4,136)
Tax effect of adjustments	120	318	(363)	1,179
Less adjustments after tax effect	(451)	(799)	761	(2,957)
Adjusted net income	$14,168	$8,218	$28,201	$16,597

Average assets	$3,923,839	$3,453,149	$3,842,976	$3,320,946

Return on average assets *	1.40%	0.86%	1.52%	0.83%
Adjusted return on average assets *	1.45	0.96	1.48	1.01

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$13,717	$7,419	$28,962	$13,640
Earnings allocated to participating securities (1)	(25)	(19)	(56)	(34)
Numerator for earnings per share - basic and diluted	$13,692	$7,400	$28,906	$13,606

Adjusted net income	$14,168	$8,218	$28,201	$16,597
Earnings allocated to participating securities (1)	(26)	(22)	(54)	(41)
Numerator for adjusted earnings per share - basic and diluted	$14,142	$8,196	$28,147	$16,556

Denominator:
Weighted average common shares outstanding	27,362,579	27,457,306	27,396,557	27,457,306
Dilutive effect of outstanding restricted stock units	17,701	—	10,137	—
Weighted average common shares outstanding, including all dilutive potential shares	27,380,280	27,457,306	27,406,694	27,457,306

Earnings per share - Basic	$0.50	$0.27	$1.06	$0.50
Earnings per share - Diluted	$0.50	$0.27	$1.05	$0.50

Adjusted earnings per share - Basic	$0.52	$0.30	$1.03	$0.60
Adjusted earnings per share - Diluted	$0.52	$0.30	$1.03	$0.60
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$29,700	$28,908	$58,829	$59,570
Tax-equivalent adjustment (1)	503	483	1,006	946
Net interest income (tax equivalent basis) (1)	$30,203	$29,391	$59,835	$60,516

Net interest margin (tax equivalent basis)
Net interest margin *	3.14%	3.51%	3.19%	3.76%
Tax-equivalent adjustment * (1)	0.05	0.06	0.06	0.06
Net interest margin (tax equivalent basis) * (1)	3.19%	3.57%	3.25%	3.82%

Average interest-earning assets	$3,796,219	$3,315,561	$3,717,273	$3,189,323

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$22,154	$23,499	$44,698	$46,806
Less: amortization of intangible assets	258	305	547	622
Adjusted noninterest expense	$21,896	$23,194	$44,151	$46,184

Net interest income	$29,700	$28,908	$58,829	$59,570
Total noninterest income	8,774	8,060	19,582	13,312
Operating revenue	38,474	36,968	78,411	72,882
Tax-equivalent adjustment (1)	503	483	1,006	946
Operating revenue (tax-equivalent basis) (1)	$38,977	$37,451	$79,417	$73,828

Efficiency ratio	56.91%	62.74%	56.31%	63.37%
Efficiency ratio (tax equivalent basis) (1)	56.18	61.93	55.59	62.56
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	June 30,	December 31,
	2021	2020

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$373,194	$363,917
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	2,251	2,798
Tangible common equity	$347,323	$337,499

Tangible Assets
Total assets	$3,953,677	$3,666,567
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	2,251	2,798
Tangible assets	$3,927,806	$3,640,149

Total stockholders' equity to total assets	9.44%	9.93%
Tangible common equity to tangible assets	8.84	9.27

Shares of common stock outstanding	27,355,053	27,457,306

Book value per share	$13.64	$13.25
Tangible book value per share	12.70	12.29

Reconciliation of Non-GAAP Financial Measure – Adjusted Return on Average Stockholders’ Equity and Adjusted Return on Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$365,190	$346,540	$364,378	$344,030
Less: Goodwill	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	2,410	3,589	2,547	3,743
Average tangible common equity	$339,160	$319,331	$338,211	$316,667

Net income	$13,717	$7,419	$28,962	$13,640
Adjusted net income	14,168	8,218	28,201	16,597

Return on average stockholders' equity *	15.07%	8.61%	16.03%	7.97%
Return on average tangible common equity *	16.22%	9.34%	17.27	8.66

Adjusted return on average stockholders' equity *	15.56	9.54	15.61%	9.70%
Adjusted return on average tangible common equity *	16.76	10.35	16.81	10.54

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Core Deposits
Total deposits	$3,424,634	$3,130,534
Less: time deposits of $250,000 or more	22,821	26,687
Less: brokered deposits	—	—
Core deposits	$3,401,813	$3,103,847

Core deposits to total deposits	99.33%	99.15%

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

The following table sets forth the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
June 30, 2021
+400	$115,136	27.8%	$28,791	25.9%	$45,261	44.4%
+300	87,526	21.1	21,984	19.8	35,238	34.6
+200	51,254	12.4	14,757	13.3	24,339	23.9
+100	1,598	0.4	6,960	6.3	12,289	12.1
Flat	—	—	—	—	—	—
-100	34,409	8.3	(3,949)	(3.5)	(6,440)	(6.3)

December 31, 2020
+400	$81,406	21.1%	$27,461	23.8%	$44,487	42.1%
+300	50,943	13.2	21,149	18.3	34,815	32.9
+200	11,166	2.9	14,272	12.4	24,197	22.9
+100	(26,976)	(7.0)	6,851	5.9	12,350	11.7
Flat	—	—	—	—	—	—
-100	29,295	7.6	(4,088)	(3.5)	(7,262)	(6.9)

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2021, all of which were conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended:

			Total Number	Approximate
			of Shares	Dollar Value of Shares
			Purchased as	That May Yet be
	Total Number	Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	Per Share	or Programs	(in thousands)
April 1 - 30, 2021	15,610	$16.94	15,610	$13,221
May 1 - 31, 2021	9,242	17.64	9,242	13,058
June 1 - 30, 2021	2,164	17.48	2,164	13,020
Total	27,016	$17.22	27,016	$13,020

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description

2.1 *

Agreement and Plan of Merger between HBT Financial, Inc., HB-NXT Merger, Inc. and NXT Bancorporation, Inc. dated June 7, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 **	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2 **	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	iXBRL Instance Document.

101.SCH	iXBRL Taxonomy Extension Schema Document.

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
*

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

**

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

HBT FINANCIAL, INC.

August 6, 2021	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)