Form 10-Q
period 2021-09-30
HBT Financial, Inc.
filed 2021-11-05
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 26, 2021, there were 29,054,879 shares outstanding of the registrant’s common stock, $0.01 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$36,508	$24,912
Interest-bearing deposits with banks	435,421	287,539
Cash and cash equivalents	471,929	312,451

Debt securities available-for-sale, at fair value	896,218	922,869
Debt securities held-to-maturity (fair value of $321,156 in 2021 and $72,441 in 2020)	318,730	68,395
Equity securities with readily determinable fair value	3,366	3,292
Equity securities with no readily determinable fair value	1,867	1,552
Restricted stock, at cost	2,739	2,498
Loans held for sale	8,582	14,713
Loans, net of allowance for loan losses of $24,861 in 2021 and $31,838 in 2020	2,122,951	2,215,168
Bank premises and equipment, net	49,337	52,904
Bank premises held for sale	1,462	121
Foreclosed assets	7,315	4,168
Goodwill	23,620	23,620
Core deposit intangible assets, net	1,999	2,798
Mortgage servicing rights, at fair value	7,359	5,934
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	13,376	14,255
Other assets	16,211	20,664
Total assets	$3,948,226	$3,666,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,003,723	$882,939
Interest-bearing	2,415,833	2,247,595
Total deposits	3,419,556	3,130,534

Securities sold under agreements to repurchase	47,957	45,736
Subordinated notes	39,297	39,238
Junior subordinated debentures issued to capital trusts	37,698	37,648
Other liabilities	24,897	49,494
Total liabilities	3,569,405	3,302,650

COMMITMENTS AND CONTINGENCIES (Notes 8 and 19)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 27,477,531 in 2021 and 27,457,306 in 2020; shares outstanding of 27,334,428 in 2021 and 27,457,306 in 2020	275	275
Surplus	191,413	190,875
Retained earnings	184,919	154,614
Accumulated other comprehensive income	4,537	18,153
Treasury stock at cost, 143,103 shares in 2021 and none in 2020	(2,323)	—
Total stockholders’ equity	378,821	363,917
Total liabilities and stockholders’ equity	$3,948,226	$3,666,567

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$25,604	$25,118	$76,016	$77,396
Federally tax exempt	572	542	1,722	1,748
Securities:
Taxable	4,632	3,266	12,323	9,772
Federally tax exempt	1,103	1,233	3,383	3,488
Interest-bearing deposits in bank	190	65	385	873
Other interest and dividend income	14	14	39	42
Total interest and dividend income	32,115	30,238	93,868	93,319

INTEREST EXPENSE
Deposits	564	843	1,821	3,480
Securities sold under agreements to repurchase	8	9	23	40
Borrowings	1	1	2	2
Subordinated notes	470	147	1,409	147
Junior subordinated debentures issued to capital trusts	357	367	1,069	1,209
Total interest expense	1,400	1,367	4,324	4,878
Net interest income	30,715	28,871	89,544	88,441
PROVISION FOR LOAN LOSSES	(1,667)	2,174	(7,234)	10,102
Net interest income after provision for loan losses	32,382	26,697	96,778	78,339

NONINTEREST INCOME
Card income	2,509	2,146	7,216	5,936
Service charges on deposit accounts	1,677	1,493	4,364	4,460
Wealth management fees	2,036	1,646	6,013	4,967
Mortgage servicing	699	724	2,095	2,175
Mortgage servicing rights fair value adjustment	40	(268)	1,425	(2,947)
Gains on sale of mortgage loans	1,257	3,184	4,919	5,855
Gains (losses) on securities	28	(2)	74	3
Gains (losses) on foreclosed assets	(14)	27	126	120
Gains (losses) on other assets	(672)	1	(719)	(71)
Other noninterest income	832	1,101	2,461	2,866
Total noninterest income	8,392	10,052	27,974	23,364

NONINTEREST EXPENSE
Salaries	11,988	12,595	36,859	38,023
Employee benefits	1,500	1,666	4,677	6,555
Occupancy of bank premises	1,610	1,609	5,011	5,079
Furniture and equipment	657	679	1,883	1,891
Data processing	1,767	1,583	5,176	4,841
Marketing and customer relations	883	690	2,291	2,551
Amortization of intangible assets	252	305	799	927
FDIC insurance	279	222	763	476
Loan collection and servicing	400	450	1,098	1,292
Foreclosed assets	242	226	704	403
Other noninterest expense	2,589	2,460	7,604	7,253
Total noninterest expense	22,167	22,485	66,865	69,291
INCOME BEFORE INCOME TAX EXPENSE	18,607	14,264	57,887	32,412
INCOME TAX EXPENSE	4,892	3,701	15,210	8,209
NET INCOME	$13,715	$10,563	$42,677	$24,203

EARNINGS PER SHARE - BASIC	$0.50	$0.38	$1.56	$0.88
EARNINGS PER SHARE - DILUTED	$0.50	$0.38	$1.56	$0.88
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	27,340,926	27,457,306	27,377,809	27,457,306

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
NET INCOME	$13,715	$10,563	$42,677	$24,203

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	(5,676)	1,176	(19,950)	15,368
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	195	8	426	5
Unrealized (losses) gains on derivative instruments	(8)	5	173	(1,098)
Reclassification adjustment for net settlements on derivative instruments	105	97	306	138
Total other comprehensive income (loss), before tax	(5,384)	1,286	(19,045)	14,413
Income tax expense (benefit)	(1,535)	366	(5,429)	4,114
Total other comprehensive income (loss)	(3,849)	920	(13,616)	10,299
TOTAL COMPREHENSIVE INCOME	$9,866	$11,483	$29,061	$34,502

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, June 30, 2021	27,355,053	$275	$191,185	$175,328	$8,386	$(1,980)	$373,194
Net income	—	—	—	13,715	—	—	13,715
Other comprehensive income	—	—	—	—	(3,849)	—	(3,849)
Stock-based compensation	—	—	228	—	—	—	228
Repurchase of common stock	(20,625)	—	—	—	—	(343)	(343)
Cash dividends and dividend equivalents ($0.15 per share)	—	—	—	(4,124)	—	—	(4,124)
Balance, September 30, 2021	27,334,428	$275	$191,413	$184,919	$4,537	$(2,323)	$378,821

Balance, June 30, 2020	27,457,306	$275	$190,687	$139,667	$17,211	$—	$347,840
Net income	—	—	—	10,563	—	—	10,563
Other comprehensive income	—	—	—	—	920	—	920
Stock-based compensation	—	—	100	—	—	—	100
Cash dividends and dividend equivalents ($0.15 per share)	—	—	—	(4,129)	—	—	(4,129)
Balance, September 30, 2020	27,457,306	$275	$190,787	$146,101	$18,131	$—	$355,294

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2020	27,457,306	$275	$190,875	$154,614	$18,153	$—	$363,917
Net income	—	—	—	42,677	—	—	42,677
Other comprehensive loss	—	—	—	—	(13,616)	—	(13,616)
Stock-based compensation	—	—	538	—	—	—	538
Issuance of common stock upon vesting of restricted stock units	20,225	—	—	—	—	—	—
Repurchase of common stock	(143,103)	—	—	—	—	(2,323)	(2,323)
Cash dividends and dividend equivalents ($0.45 per share)	—	—	—	(12,372)	—	—	(12,372)
Balance, September 30, 2021	27,334,428	$275	$191,413	$184,919	$4,537	$(2,323)	$378,821

Balance, December 31, 2019	27,457,306	$275	$190,524	$134,287	$7,832	$—	$332,918
Net income	—	—	—	24,203	—	—	24,203
Other comprehensive income	—	—	—	—	10,299	—	10,299
Stock-based compensation	—	—	263	—	—	—	263
Cash dividends and dividend equivalents ($0.45 per share)	—	—	—	(12,389)	—	—	(12,389)
Balance, September 30, 2020	27,457,306	$275	$190,787	$146,101	$18,131	$—	$355,294

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,677	$24,203
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,297	2,176
Provision for loan losses	(7,234)	10,102
Net amortization of debt securities	5,205	3,298
Amortization of unrealized gain on dedesignated cash flow hedge	—	(64)
Deferred income tax expense	2,409	(628)
Stock-based compensation	538	263
Net accretion of discount and deferred loan fees on loans	(9,529)	(3,459)
Net unrealized gain on equity securities	(74)	(3)
Net loss on disposals of bank premises and equipment	33	2
Impairment losses on bank premises held for sale	652	—
Net gain on sales of foreclosed assets	(321)	(269)
Write-down of foreclosed assets	195	156
Amortization of intangibles	799	927
(Increase) decrease in mortgage servicing rights	(1,425)	2,947
Amortization of discount and issuance costs on subordinated notes and debentures	109	56
Mortgage loans originated for sale	(152,036)	(271,903)
Proceeds from sale of mortgage loans	163,086	258,566
Net gain on sale of mortgage loans	(4,919)	(5,855)
Decrease in accrued interest receivable	879	131
Decrease in other assets	1,639	437
Decrease in other liabilities	(18,284)	(26,156)
Net cash provided by (used in) operating activities	26,696	(5,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	—	248
Proceeds from paydowns, maturities, and calls of debt securities	149,659	147,561
Purchase of securities	(398,387)	(344,335)
Net decrease (increase) in loans	104,376	(113,533)
Purchase of restricted stock	(241)	(73)
Purchases of bank premises and equipment	(773)	(1,463)
Proceeds from sales of bank premises and equipment	17	1
Proceeds from sales of foreclosed assets	1,583	1,793
Capital improvements to foreclosed assets	—	(6)
Net cash used in investing activities	(143,766)	(309,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	289,022	239,806
Net increase in repurchase agreements	2,221	1,005
Issuance of subordinated notes, net of issuance costs	—	39,211
Repurchase of common stock	(2,323)	—
Cash dividends and dividend equivalents paid	(12,372)	(12,389)
Net cash provided by financing activities	276,548	267,633

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,478	(47,247)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	312,451	283,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$471,929	$236,724

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,992	$5,191
Cash paid for income taxes	$17,295	$14,308

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$4,856	$499
Sales of foreclosed assets through loan origination	$252	$67
Transfers of bank premises and equipment to bank premises held for sale	$1,345	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

Basis of Presentation

HBT Financial, Inc. (the Company or HBT Financial) is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company (the Bank or Heartland Bank). The Bank provides a comprehensive suite of business, commercial, wealth management and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois as of September 30, 2021.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – ACQUISITIONS

NXT Bancorporation, Inc.

On June 7, 2021, HBT Financial and NXT Bancorporation, Inc. (NXT), the holding company for NXT Bank, entered into a merger agreement. Under the merger agreement, NXT merged with and into HBT Financial, with HBT Financial as the surviving entity, on October 1, 2021. Additionally, NXT Bank will be merged with and into Heartland Bank, with Heartland Bank as the surviving entity, on or about December 3, 2021. As of September 30, 2021, NXT had total assets of $232 million, total loans of $196 million, and total deposits of $181 million. NXT’s results of operations are not reflected in the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2021.

Under the terms of the merger agreement, NXT’s shareholders have the right to receive 67.6783 shares of HBT Financial, Inc.’s common stock and $400 in cash for each share of common stock of NXT. Based on the number of shares of NXT common stock outstanding prior to closing, NXT shareholders are entitled to receive cash consideration of approximately $10.6 million and stock consideration of approximately 1.8 million shares of HBT common stock.

During the three and nine months ended September 30, 2021, the Company incurred $380,000 and $537,000, respectively, in pre-tax acquisition expenses related to the planned acquisition of NXT, comprised primarily of professional fees and data processing expense.

NOTE 3 – SECURITIES

The carrying balances of the securities were as follows:

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Debt securities available-for-sale	$896,218	$922,869
Debt securities held-to-maturity	318,730	68,395
Equity securities with readily determinable fair value	3,366	3,292
Equity securities with no readily determinable fair value	1,867	1,552
Total securities	$1,220,181	$996,108

There were no sales of securities during the three and nine months ended September 30, 2021 and 2020. Gains (losses) on securities were as follows during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net realized gains (losses) on sales	$—	$—	$—	$—
Net unrealized gains (losses) on equity securities:
Readily determinable fair value	28	(2)	74	3
No readily determinable fair value	—	—	—	—
Gains (losses) on securities	$28	$(2)	$74	$3

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$59,943	$374	$(22)	$60,295
U.S. government agency	130,146	1,842	(2,295)	129,693
Municipal	295,251	6,232	(2,736)	298,747
Mortgage-backed:
Agency residential	172,372	3,111	(371)	175,112
Agency commercial	164,999	2,002	(1,100)	165,901
Corporate	64,851	1,899	(280)	66,470
Total available-for-sale	887,562	15,460	(6,804)	896,218
Held-to-maturity:
U.S. government agency	12,341	124	(12)	12,453
Municipal	18,667	998	—	19,665
Mortgage-backed:
Agency residential	22,065	354	(1)	22,418
Agency commercial	265,657	2,679	(1,716)	266,620
Total held-to-maturity	318,730	4,155	(1,729)	321,156
Total debt securities	$1,206,292	$19,615	$(8,533)	$1,217,374

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$118,282	$3,720	$(9)	$121,993
Municipal	265,309	9,232	(280)	274,261
Mortgage-backed:
Agency residential	198,543	4,871	(162)	203,252
Agency commercial	246,649	4,651	(534)	250,766
Corporate	70,917	1,786	(106)	72,597
Total available-for-sale	899,700	24,260	(1,091)	922,869
Held-to-maturity:
Municipal	22,484	1,390	—	23,874
Mortgage-backed:
Agency residential	13,031	452	—	13,483
Agency commercial	32,880	2,222	(18)	35,084
Total held-to-maturity	68,395	4,064	(18)	72,441
Total debt securities	$968,095	$28,324	$(1,109)	$995,310

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021 and December 31, 2020, the Bank had debt securities with a carrying value of $357,608,000 and $308,064,000, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 48% of the obligations of local municipalities portfolio consists of debt securities issued by municipalities located in Illinois as of September 30, 2021. Approximately 95% of such debt securities were general obligation issues as of September 30, 2021.

The amortized cost and fair value of debt securities by contractual maturity, as of September 30, 2021, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$37,707	$38,206	$3,055	$3,072
Due after 1 year through 5 years	74,925	77,508	17,110	17,797
Due after 5 years through 10 years	309,565	311,729	10,452	10,844
Due after 10 years	127,994	127,762	391	405

Mortgage-backed:
Agency residential	172,372	175,112	22,065	22,418
Agency commercial	164,999	165,901	265,657	266,620
Total	$887,562	$896,218	$318,730	$321,156

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of September 30, 2021 and December 31, 2020:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
September 30, 2021	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(22)	$9,926	$—	$—	$(22)	$9,926
U.S. government agency	(2,295)	70,210	—	—	(2,295)	70,210
Municipal	(2,066)	112,240	(670)	12,406	(2,736)	124,646
Mortgage-backed:
Agency residential	(323)	47,264	(48)	4,649	(371)	51,913
Agency commercial	(983)	89,468	(117)	6,888	(1,100)	96,356
Corporate	—	—	(280)	4,679	(280)	4,679
Total available-for-sale	(5,689)	329,108	(1,115)	28,622	(6,804)	357,730
Held-to-maturity:
U.S. government agency	(12)	4,988	—	—	(12)	4,988
Mortgage-backed:
Agency residential	(1)	1,570	—	—	(1)	1,570
Agency commercial	(1,596)	127,713	(120)	2,793	(1,716)	130,506
Total held-to-maturity	(1,609)	134,271	(120)	2,793	(1,729)	137,064
Total debt securities	$(7,298)	$463,379	$(1,235)	$31,415	$(8,533)	$494,794

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2020	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(9)	$5,919	$—	$—	$(9)	$5,919
Municipal	(280)	19,652	—	—	(280)	19,652
Mortgage-backed:
Agency residential	(142)	20,387	(20)	4,490	(162)	24,877
Agency commercial	(524)	57,126	(10)	3,449	(534)	60,575
Corporate	(106)	4,849	—	—	(106)	4,849
Total available-for-sale	(1,061)	107,933	(30)	7,939	(1,091)	115,872
Held-to-maturity:
Mortgage-backed:
Agency commercial	(18)	2,983	—	—	(18)	2,983
Total held-to-maturity	(18)	2,983	—	—	(18)	2,983
Total debt securities	$(1,079)	$110,916	$(30)	$7,939	$(1,109)	$118,855

As of September 30, 2021, there were 32 debt securities in an unrealized loss position for a period of twelve months or more, and 189 debt securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in market interest rates. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these debt securities are deemed to be temporary.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity Securities

Equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in gains (losses) on securities on the consolidated statements of income.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer.

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	Readily	No Readily
	Determinable	Determinable
September 30, 2021	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,098	$2,032
Cumulative net unrealized gains (losses)	268	(165)
Carrying value	$3,366	$1,867

	Readily	No Readily
	Determinable	Determinable
December 31, 2020	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,098	$1,717
Cumulative net unrealized gains (losses)	194	(165)
Carrying value	$3,292	$1,552

As of September 30, 2021 and December 31, 2020, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans are summarized as follows:

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Commercial and industrial	$261,763	$393,312
Agricultural and farmland	229,718	222,723
Commercial real estate - owner occupied	203,096	222,360
Commercial real estate - non-owner occupied	579,860	520,395
Multi-family	215,245	236,391
Construction and land development	232,291	225,652
One-to-four family residential	294,612	306,775
Municipal, consumer, and other	131,227	119,398
Loans, before allowance for loan losses	2,147,812	2,247,006
Allowance for loan losses	(24,861)	(31,838)
Loans, net of allowance for loan losses	$2,122,951	$2,215,168

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$55,374	$153,860
Agricultural and farmland	3,462	3,049
Municipal, consumer, and other	985	6,587
Total PPP loans	$59,821	$163,496

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables detail activity in the allowance for loan losses for the three and nine months ended September 30:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended September 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, June 30, 2021	$2,717	$781	$1,946	$9,825	$2,009	$3,924	$1,520	$3,785	$26,507
Provision for loan losses	162	(26)	(395)	(710)	(228)	413	(499)	(384)	(1,667)
Charge-offs	(135)	—	—	—	—	—	(48)	(95)	(278)
Recoveries	114	—	—	6	—	1	135	43	299
Balance, September 30, 2021	$2,858	$755	$1,551	$9,121	$1,781	$4,338	$1,108	$3,349	$24,861

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended September 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, June 30, 2020	$4,356	$2,890	$3,257	$6,767	$1,581	$3,366	$3,010	$4,496	$29,723
Provision for loan losses	(98)	(585)	86	2,496	614	179	138	(656)	2,174
Charge-offs	(881)	—	(39)	—	—	(26)	(42)	(90)	(1,078)
Recoveries	517	—	—	5	—	198	46	69	835
Balance, September 30, 2020	$3,894	$2,305	$3,304	$9,268	$2,195	$3,717	$3,152	$3,819	$31,654

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Nine Months Ended September 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2020	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838
Provision for loan losses	(1,062)	(38)	(1,590)	(2,149)	(176)	(164)	(742)	(1,313)	(7,234)
Charge-offs	(430)	—	—	—	—	—	(161)	(284)	(875)
Recoveries	421	—	—	19	—	270	210	212	1,132
Balance, September 30, 2021	$2,858	$755	$1,551	$9,121	$1,781	$4,338	$1,108	$3,349	$24,861

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Nine Months Ended September 30, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	and Land	Real Estate	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2019	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299
Provision for loan losses	565	(434)	1,124	5,591	1,171	551	598	936	10,102
Charge-offs	(1,690)	(27)	(39)	(56)	—	(27)	(154)	(466)	(2,459)
Recoveries	578	—	440	70	—	216	168	240	1,712
Balance, September 30, 2020	$3,894	$2,305	$3,304	$9,268	$2,195	$3,717	$3,152	$3,819	$31,654

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
September 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$252,260	$228,550	$187,842	$536,795	$214,021	$227,766	$280,221	$118,003	$2,045,458
Individually evaluated for impairment	9,050	389	9,584	29,774	—	2,414	7,394	13,186	71,791
Acquired with deteriorated credit quality	453	779	5,670	13,291	1,224	2,111	6,997	38	30,563
Total	$261,763	$229,718	$203,096	$579,860	$215,245	$232,291	$294,612	$131,227	$2,147,812

Allowance for loan losses:
Collectively evaluated for impairment	$2,195	$755	$1,149	$5,864	$1,773	$4,324	$814	$1,296	$18,170
Individually evaluated for impairment	663	—	361	3,171	—	—	289	2,052	6,536
Acquired with deteriorated credit quality	—	—	41	86	8	14	5	1	155
Total	$2,858	$755	$1,551	$9,121	$1,781	$4,338	$1,108	$3,349	$24,861

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$387,072	$217,077	$201,417	$480,165	$234,252	$219,822	$287,845	$105,796	$2,133,446
Individually evaluated for impairment	5,312	4,793	13,132	25,993	876	3,809	10,343	13,546	77,804
Acquired with deteriorated credit quality	928	853	7,811	14,237	1,263	2,021	8,587	56	35,756
Total	$393,312	$222,723	$222,360	$520,395	$236,391	$225,652	$306,775	$119,398	$2,247,006

Allowance for loan losses:
Collectively evaluated for impairment	$2,736	$771	$2,306	$6,736	$1,950	$3,984	$1,237	$1,432	$21,152
Individually evaluated for impairment	1,193	22	429	4,255	—	222	560	3,301	9,982
Acquired with deteriorated credit quality	—	—	406	260	7	26	4	1	704
Total	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans:

	Unpaid
	Principal	Recorded	Related
September 30, 2021	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$1,925	$1,912	$663
Agricultural and farmland	—	—	—
Commercial real estate - owner occupied	3,213	3,173	361
Commercial real estate - non-owner occupied	15,064	15,041	3,171
Multi-family	—	—	—
Construction and land development	—	—	—
One-to-four family residential	1,927	1,787	289
Municipal, consumer, and other	8,611	8,585	2,052
Total	$30,740	$30,498	$6,536

With no related allowance:
Commercial and industrial	$7,272	$7,138	$—
Agricultural and farmland	389	389	—
Commercial real estate - owner occupied	6,498	6,411	—
Commercial real estate - non-owner occupied	14,802	14,733	—
Multi-family	—	—	—
Construction and land development	2,470	2,414	—
One-to-four family residential	7,093	5,607	—
Municipal, consumer, and other	4,659	4,601	—
Total	$43,183	$41,293	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$9,197	$9,050	$663
Agricultural and farmland	389	389	—
Commercial real estate - owner occupied	9,711	9,584	361
Commercial real estate - non-owner occupied	29,866	29,774	3,171
Multi-family	—	—	—
Construction and land development	2,470	2,414	—
One-to-four family residential	9,020	7,394	289
Municipal, consumer, and other	13,270	13,186	2,052
Total	$73,923	$71,791	$6,536

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans during the three and nine months ended September 30:

	Three Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$1,925	$26	$2,763	$41
Agricultural and farmland	—	—	174	2
Commercial real estate - owner occupied	3,192	45	1,281	18
Commercial real estate - non-owner occupied	15,136	194	4,216	2
Multi-family	—	—	—	—
Construction and land development	—	—	2,080	25
One-to-four family residential	1,827	18	3,587	24
Municipal, consumer, and other	8,641	40	8,823	42
Total	$30,721	$323	$22,924	$154

With no related allowance:
Commercial and industrial	$7,137	$115	$2,894	$61
Agricultural and farmland	385	6	10,220	144
Commercial real estate - owner occupied	6,551	81	11,766	150
Commercial real estate - non-owner occupied	15,283	101	28,544	282
Multi-family	—	—	889	—
Construction and land development	2,439	1	1,476	1
One-to-four family residential	5,713	45	7,500	63
Municipal, consumer, and other	4,635	21	4,763	21
Total	$42,143	$370	$68,052	$722

Total loans individually evaluated for impairment:
Commercial and industrial	$9,062	$141	$5,657	$102
Agricultural and farmland	385	6	10,394	146
Commercial real estate - owner occupied	9,743	126	13,047	168
Commercial real estate - non-owner occupied	30,419	295	32,760	284
Multi-family	—	—	889	—
Construction and land development	2,439	1	3,556	26
One-to-four family residential	7,540	63	11,087	87
Municipal, consumer, and other	13,276	61	13,586	63
Total	$72,864	$693	$90,976	$876

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,025	$84	$3,124	$129
Agricultural and farmland	110	4	307	6
Commercial real estate - owner occupied	3,060	132	1,141	56
Commercial real estate - non-owner occupied	17,001	599	1,504	7
Multi-family	—	—	—	—
Construction and land development	741	27	2,571	91
One-to-four family residential	2,209	64	3,240	84
Municipal, consumer, and other	8,722	119	10,069	230
Total	$33,868	$1,029	$21,956	$603

With no related allowance:
Commercial and industrial	$5,222	$205	$4,637	$213
Agricultural and farmland	384	17	13,187	500
Commercial real estate - owner occupied	7,216	273	11,367	401
Commercial real estate - non-owner occupied	8,880	239	17,358	388
Multi-family	580	10	299	—
Construction and land development	2,060	27	637	3
One-to-four family residential	6,427	142	8,167	266
Municipal, consumer, and other	4,695	65	3,660	78
Total	$35,464	$978	$59,312	$1,849

Total loans individually evaluated for impairment:
Commercial and industrial	$7,247	$289	$7,761	$342
Agricultural and farmland	494	21	13,494	506
Commercial real estate - owner occupied	10,276	405	12,508	457
Commercial real estate - non-owner occupied	25,881	838	18,862	395
Multi-family	580	10	299	—
Construction and land development	2,801	54	3,208	94
One-to-four family residential	8,636	206	11,407	350
Municipal, consumer, and other	13,417	184	13,729	308
Total	$69,332	$2,007	$81,268	$2,452

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
September 30, 2021	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$261,034	$279	$—	$450	$261,763
Agricultural and farmland	229,718	—	—	—	229,718
Commercial real estate - owner occupied	202,626	178	—	292	203,096
Commercial real estate - non-owner occupied	579,675	—	—	185	579,860
Multi-family	215,245	—	—	—	215,245
Construction and land development	229,942	—	—	2,349	232,291
One-to-four family residential	291,948	496	56	2,112	294,612
Municipal, consumer, and other	131,001	115	10	101	131,227
Total	$2,141,189	$1,068	$66	$5,489	$2,147,812

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2020	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$392,490	$—	$—	$822	$393,312
Agricultural and farmland	222,723	—	—	—	222,723
Commercial real estate - owner occupied	221,308	112	—	940	222,360
Commercial real estate - non-owner occupied	516,387	—	—	4,008	520,395
Multi-family	236,391	—	—	—	236,391
Construction and land development	225,508	—	—	144	225,652
One-to-four family residential	301,282	984	595	3,914	306,775
Municipal, consumer, and other	119,055	211	21	111	119,398
Total	$2,235,144	$1,307	$616	$9,939	$2,247,006

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present total loans by category based on their assigned risk ratings determined by management:

September 30, 2021	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$246,013	$6,385	$9,365	$—	$261,763
Agricultural and farmland	203,742	24,901	1,075	—	229,718
Commercial real estate - owner occupied	175,978	18,302	8,816	—	203,096
Commercial real estate - non-owner occupied	511,583	35,602	32,675	—	579,860
Multi-family	192,549	22,696	—	—	215,245
Construction and land development	201,097	28,780	2,414	—	232,291
One-to-four family residential	274,029	12,404	8,179	—	294,612
Municipal, consumer, and other	117,762	279	13,186	—	131,227
Total	$1,922,753	$149,349	$75,710	$—	$2,147,812

December 31, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$368,843	$18,258	$6,211	$—	$393,312
Agricultural and farmland	191,662	25,540	5,521	—	222,723
Commercial real estate - owner occupied	176,823	31,990	13,547	—	222,360
Commercial real estate - non-owner occupied	432,752	58,699	28,944	—	520,395
Multi-family	204,449	31,066	876	—	236,391
Construction and land development	193,646	28,193	3,813	—	225,652
One-to-four family residential	280,198	14,526	12,051	—	306,775
Municipal, consumer, and other	105,539	312	13,547	—	119,398
Total	$1,953,912	$208,584	$84,510	$—	$2,247,006

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no troubled debt restructurings during the three and nine months ended September 30, 2021 and 2020.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three and nine months ended September 30, 2021 and 2020. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of September 30, 2021 and December 31, 2020, the Company had $3,670,000 and $8,950,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), along with a joint statement issued by banking regulatory agencies, provided that short-term loan payment modifications to borrowers experiencing financial hardship due to COVID-19 generally do not need to be accounted for as a troubled debt restructuring. As of September 30, 2021 and December 31, 2020, the Company had loans that were granted a payment modification due to a COVID-19 related financial hardship and have not returned to regular payments were $329,000 and $27,986,000, respectively. Substantially all modifications were in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers have received more than one loan payment modification.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Beginning balance	$1,350	$1,378	$1,397	$1,662
Reclassification from non-accretable difference	280	116	433	162
Accretion income	(86)	(111)	(286)	(441)
Ending balance	$1,544	$1,383	$1,544	$1,383

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1,028,140,000 and $1,090,219,000 as of September 30, 2021 and December 31, 2020, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Beginning balance	$7,319	$5,839	$5,934	$8,518
Capitalized servicing rights	241	658	994	1,432
Fair value adjustment:
Attributable to payments and principal reductions	(451)	(650)	(1,408)	(1,844)
Attributable to changes in valuation inputs and assumptions	250	(276)	1,839	(2,535)
Total fair value adjustment	(201)	(926)	431	(4,379)
Ending balance	$7,359	$5,571	$7,359	$5,571

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FORECLOSED ASSETS

Foreclosed assets activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Beginning balance	$7,757	$4,450	$4,168	$5,099
Transfers from loans	—	172	4,856	499
Capitalized improvements	—	—	—	6
Proceeds from sales	(354)	(792)	(1,583)	(1,793)
Sales through loan origination	(74)	—	(252)	(67)
Net gain (loss) on sales	108	125	321	269
Direct write-downs	(122)	(98)	(195)	(156)
Ending balance	$7,315	$3,857	$7,315	$3,857

Gains (losses) on foreclosed assets includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Direct write-downs	$(122)	$(98)	$(195)	$(156)
Net gain (loss) on sales	108	125	321	269
Guarantee reimbursements	—	—	—	7
Gains (losses) on foreclosed assets	$(14)	$27	$126	$120

The carrying value of foreclosed one-to-four family residential real estate property as of September 30, 2021 and December 31, 2020, was $486,000 and $868,000, respectively. As of September 30, 2021, there was 1 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $34,000. As of December 31, 2020, there were 11 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $1,526,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEPOSITS

The Company’s deposits are summarized below:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Noninterest-bearing deposits	$1,003,723	$882,939
Interest-bearing deposits:
Interest-bearing demand	1,013,678	968,592
Money market	519,343	462,056
Savings	611,050	517,473
Time	271,762	299,474
Total interest-bearing deposits	2,415,833	2,247,595
Total deposits	$3,419,556	$3,130,534

Money market deposits include $6,191,000 and $6,489,000 of reciprocal transaction deposits as of September 30, 2021 and December 31, 2020, respectively. Time deposits include $850,000 and $3,164,000 of reciprocal time deposits as of September 30, 2021, and December 31, 2020, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $24,319,000 and $26,687,000 as of September 30, 2021 and December 31, 2020, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $88,243,000 and $99,649,000 as of September 30, 2021 and December 31, 2020, respectively.

The components of interest expense on deposits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Interest-bearing demand	$129	$123	$373	$536
Money market	96	96	279	608
Savings	48	37	135	157
Time	291	587	1,034	2,179
Total interest expense on deposits	$564	$843	$1,821	$3,480

NOTE 8 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of September 30, 2021 and December 31, 2020. Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of September 30, 2021 and December 31, 2020, was $503,283,000 and $493,690,000, respectively. As of September 30, 2021 and December 31, 2020, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Bank’s participation in the FHLB’s Mortgage Partnership Finance Program.

The Bank also has available borrowings through the discount window of the Federal Reserve Bank of Chicago (FRB). Available borrowings are based on the collateral pledged. As of September 30, 2021, there was no collateral pledged. As of December 31, 2020, the carrying value of debt securities pledged amounted to $499,000. There were no outstanding borrowings under the FRB discount window as of September 30, 2021 and December 31, 2020.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – SUBORDINATED NOTES

On September 3, 2020, the Company issued $40,000,000 of fixed-to-floating rate subordinated notes that mature on September 15, 2030. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 4.50% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest is payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after September 15, 2025. If the subordinated notes are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The transaction resulted in debt issuance costs of $789,000 which will be amortized over 10 years. As of September 30, 2021, and December 31, 2020, 100% of the subordinated notes qualified as Tier 2 capital.

The face value and carrying value of the subordinated notes are summarized below:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Subordinated notes, at face value	$40,000	$40,000
Unamortized issuance costs	(703)	(762)
Subordinated notes, at carrying value	$39,297	$39,238

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

The trusts are not consolidated in the Company’s financial statements.

The face and carrying value of junior subordinated debentures are summarized below:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	5,773	5,773
Total junior subordinated debentures, at face value	38,765	38,765
National Bancorp Statutory Trust I unamortized discount	(1,067)	(1,117)
Total junior subordinated debentures, at carrying value	$37,698	$37,648

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The interest rates on the junior subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date specific to each junior subordinated debenture, plus a fixed percentage. The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		September 30,	December 31,	Maturity
	Interest Rate		2021	2020	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	2.88%	2.99%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	1.65	1.75	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	1.47	1.57	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	2.93	3.04	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	3.02	3.12	December 31, 2037

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of September 30, 2021 and December 31, 2020, 100%of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

Interest Rate Swaps Designated as Cash Flow Hedges

The Company designated certain interest rate swap agreements as cash flow hedges on variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on interest rate swaps designated as cash flow hedging instruments, net of tax, is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	September 30, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

(dollars in thousands)
Fair value recorded in other liabilities	$17,000	$(979)	$17,000	$(1,458)

As of September 30, 2021, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of September 30, 2021 and December 31, 2020, the Company had cash pledged and held on deposit at counterparties of $1,030,000 and $1,630,000, respectively.

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

The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income to income	other comprehensive income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$—	$—	$—	$64
Junior subordinated debentures interest expense	(105)	(97)	(306)	(202)
Total	$(105)	$(97)	$(306)	$(138)

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	September 30, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$113,170	$9,488	$122,313	$15,360
Interest rate swaps with a financial institution counterparty	3,918	38	—	—
Total fair value recorded in other assets	$117,088	$9,526	$122,313	$15,360

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$3,918	$(38)	$—	$—
Interest rate swaps with a financial institution counterparty	113,170	(9,488)	122,313	(15,360)
Total fair value recorded in other liabilities	$117,088	$(9,526)	$122,313	$(15,360)

As of September 30, 2021, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of September 30, 2021 and December 31, 2020, the Company had $7,693,000 and $15,490,000, respectively, of debt securities pledged and held in safekeeping at the financial institution counterparty.

The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$1,843	$2,188	$12,281	$17,369
Gross losses	(1,843)	(2,188)	(12,281)	(17,369)
Net gains (losses)	$—	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended September 30, 2021
Balance, June 30, 2021	$13,260	$(3,840)	$(1,034)	$8,386
Other comprehensive income (loss) before reclassifications	(5,676)	—	(8)	(5,684)
Reclassifications	—	195	105	300
Other comprehensive income (loss), before tax	(5,676)	195	97	(5,384)
Income tax expense (benefit)	(1,618)	56	27	(1,535)
Other comprehensive income (loss), after tax	(4,058)	139	70	(3,849)
Balance, September 30, 2021	$9,202	$(3,701)	$(964)	$4,537

Three Months Ended September 30, 2020
Balance, June 30, 2020	$18,806	$(133)	$(1,462)	$17,211
Other comprehensive income before reclassifications	1,176	—	5	1,181
Reclassifications	—	8	97	105
Other comprehensive income, before tax	1,176	8	102	1,286
Income tax expense	336	2	28	366
Other comprehensive income, after tax	840	6	74	920
Balance, September 30, 2020	$19,646	$(127)	$(1,388)	$18,131

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$19,578	$(118)	$(1,307)	$18,153
Transfer from available-for-sale to held-to-maturity	3,887	(3,887)	—	—
Other comprehensive income (loss) before reclassifications	(19,950)	—	173	(19,777)
Reclassifications	—	426	306	732
Other comprehensive income (loss), before tax	(19,950)	426	479	(19,045)
Income tax expense (benefit)	(5,687)	122	136	(5,429)
Other comprehensive income (loss), after tax	(14,263)	304	343	(13,616)
Balance, September 30, 2021	$9,202	$(3,701)	$(964)	$4,537

Nine Months Ended September 30, 2020
Balance, December 31, 2019	$8,659	$(131)	$(696)	$7,832
Other comprehensive income (loss) before reclassifications	15,368	—	(1,098)	14,270
Reclassifications	—	5	138	143
Other comprehensive income (loss), before tax	15,368	5	(960)	14,413
Income tax expense (benefit)	4,381	1	(268)	4,114
Other comprehensive income (loss), after tax	10,987	4	(692)	10,299
Balance, September 30, 2020	$19,646	$(127)	$(1,388)	$18,131

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

NOTE 13 – INCOME TAXES

Allocation of income tax expense between current and deferred portions is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Current
Federal	$2,330	$2,921	$8,273	$5,619
State	1,290	1,593	4,528	3,218
Total current	3,620	4,514	12,801	8,837

Deferred
Federal	846	(542)	1,614	(419)
State	426	(271)	795	(209)
Total deferred	1,272	(813)	2,409	(628)
Income tax expense	$4,892	$3,701	$15,210	$8,209

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income tax expense differs from the statutory federal rate due to the following:

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$3,907	21.0%	$2,995	21.0%
Increase (decrease) resulting from:
Federally tax exempt interest income	(352)	(1.9)	(372)	(2.6)
State taxes, net of federal benefit	1,353	7.3	1,039	7.3
Other	(16)	(0.1)	39	0.2
Income tax expense	$4,892	26.3%	$3,701	25.9%

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$12,156	21.0%	$6,806	21.0%
Increase (decrease) resulting from:
Federally tax exempt interest income	(1,072)	(1.8)	(1,099)	(3.4)
State taxes, net of federal benefit	4,170	7.2	2,397	7.4
Other	(44)	(0.1)	105	0.3
Income tax expense	$15,210	26.3%	$8,209	25.3%

The components of the net deferred tax asset (liability) are as follows:

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$7,014	$9,046
Compensation related	2,032	2,301
Deferred loan fees	1,392	1,595
Nonaccrual interest	494	660
Foreclosed assets	70	45
Goodwill	189	336
Other	995	1,011
Total deferred tax assets	12,186	14,994

Deferred tax liabilities
Fixed asset depreciation	3,944	4,361
Mortgage servicing rights	2,083	1,692
Other purchase accounting adjustments	1,050	1,115
Intangible assets	417	580
Prepaid assets	546	685
Net unrealized gain on debt securities	1,004	6,569
Other	500	370
Total deferred tax liabilities	9,544	15,372
Net deferred tax asset (liability)	$2,642	$(378)

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

Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution from the Company’s outstanding restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Numerator:
Net income	$13,715	$10,563	$42,677	$24,203
Earnings allocated to participating securities	(25)	(28)	(81)	(62)
Numerator for earnings per share - basic and diluted	$13,690	$10,535	$42,596	$24,141

Denominator:
Weighted average common shares outstanding	27,340,926	27,457,306	27,377,809	27,457,306
Dilutive effect of outstanding restricted stock units	13,921	—	11,412	—
Weighted average common shares outstanding, including all dilutive potential shares	27,354,847	27,457,306	27,389,221	27,457,306

Earnings per share - Basic	$0.50	$0.38	$1.56	$0.88
Earnings per share - Diluted	$0.50	$0.38	$1.56	$0.88

NOTE 15 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved the termination of the SERP, and a lump sum payment was made in June 2020 to each participant equal to the present value of any remaining installment payments. During the nine months ended September 30, 2020, the Company recognized employee benefits expense for the SERP of $1,660,000.

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

The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Restricted stock units	$153	$100	$415	$263
Performance restricted stock units	75	—	123	—
Total awards classified as equity	228	100	538	263
Stock appreciation rights	(87)	(75)	43	(303)
Total stock-based compensation expense (benefit)	$141	$25	$581	$(40)

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

On February 19, 2021, the Company granted 43,047 restricted stock units to certain key employees which vest in three annual installments beginning on February 28, 2022. On February 19, 2021, the Company also granted 3,300 restricted stock units to non-employee directors which vest on February 28, 2022. The total fair value of the restricted stock units granted on February 19, 2021, was $720,000, based on the grant date closing price of $15.53 per share.

On April 27, 2021, the Company granted 4,000 restricted stock units to certain key employees which vest in four equal annual installments beginning on February 28, 2022. The total fair value of the restricted stock units granted on April 27, 2021, was $72,000, based on the grant date closing price of $17.93 per share.

The following is a summary of restricted stock unit activity:

	Three Months Ended September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	99,597	$17.37	73,700	$18.98
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	99,597	$17.37	73,700	$18.98

	Nine Months Ended September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	71,000	$18.98	—	$—
Granted	50,347	15.72	73,700	18.98
Vested	(20,225)	18.86	—	—
Forfeited	(1,525)	18.11	—	—
Ending balance	99,597	$17.37	73,700	$18.98

As of September 30, 2021, unrecognized compensation cost related to the non-vested restricted stock units was $1,346,000. This cost is expected to be recognized over the weighted average remaining contractual term of 2.2 years.

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

On February 19, 2021, the Company granted 28,697 performance restricted stock units to certain key employees which vest on February 28, 2024. The performance condition is based on the average annual return on average tangible common equity during a three-year performance period. The number of shares of common stock that may be earned ranges from 0% to 150% of the number of performance restricted stock units granted. The total fair value of the performance restricted stock units granted on February 19, 2021, was $405,000, based on the grant date closing price of $15.53 per share and an assessment of the probable outcome of the performance condition on the grant date.

The following is a summary of performance restricted stock unit activity:

Three Months Ended September 30,
	2021		2020
	Maximum		Maximum
	Awarded	Weighted	Awarded	Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	43,046	$15.53	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	43,046	$15.53	—	$—

Nine months ended September 30,
	2021		2020
	Maximum		Maximum
	Awarded	Weighted	Awarded	Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	—	$—	—	$—
Granted	43,046	15.53	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	43,046	$15.53	—	$—

As of September 30, 2021, unrecognized compensation cost related to non-vested performance restricted stock units was $485,000, based on the current assessment of the probable outcome of the performance condition. This cost is expected to be recognized over the weighted average remaining contractual term of 2.4 years.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Appreciation Rights

A stock appreciation right grants a participant the right to receive an amount of cash, the value of which equals the appreciation in the Company’s stock price between the grant date and the exercise date. Stock appreciation rights are classified as liabilities. The liability is based on an option-pricing model used to estimate the fair value of the stock appreciation rights. Compensation cost for non-vested stock appreciation rights is recognized on a straight line basis over the service period of the entire award. The non-vested stock appreciation rights vest in four equal annual installments beginning on the first anniversary of the grant date.

The following is a summary of stock appreciation rights activity:

	Three Months Ended September 30,
	2021		2020
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	97,920	$16.32	110,160	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	97,920	$16.32	110,160	$16.32

	Nine Months Ended September 30,
	2021		2020
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	105,570	$16.32	110,160	$16.32
Granted	—	—	—	—
Exercised	(6,120)	16.32	—	—
Expired	(1,530)	16.32	—	—
Forfeited	—	—	—	—
Ending balance	97,920	$16.32	110,160	$16.32

A further summary of stock appreciation rights as of September 30, 2021, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	97,920	85,680	7.5	years

As of September 30, 2021, unrecognized compensation cost related to non-vested stock appreciation rights was $41,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021 and December 31, 2020, the liability recorded for outstanding stock appreciation rights was $302,000 and $272,000, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	September 30,	December 31,
	2021	2020
Risk-free interest rate	1.33%	0.80%
Expected volatility	35.36%	34.72%
Expected life (in years)	7.9	8.7
Expected dividend yield	3.86%	3.96%

As of September 30, 2021, the liability recorded for previously exercised stock appreciation rights was $797,000, which will be paid in three remaining equal annual installments. As of December 31, 2020, the liability recorded for previously exercised units was $1,087,000.

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

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of September 30, 2021 and December 31, 2020, the capital conservation buffer was 2.5%.

As of September 30, 2021, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of HBT Financial, Inc. (on a consolidated basis) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$449,773	18.15%	$198,272	8.00%	N/A	N/A
Heartland Bank and Trust Company	423,419	17.17	197,253	8.00	$246,566	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$385,615	15.56%	$148,704	6.00%	N/A	N/A
Heartland Bank and Trust Company	398,558	16.16	147,939	6.00	$197,253	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$349,082	14.08%	$111,528	4.50%	N/A	N/A
Heartland Bank and Trust Company	398,558	16.16	110,955	4.50	$160,268	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$385,615	9.83%	$156,903	4.00%	N/A	N/A
Heartland Bank and Trust Company	398,558	10.17	156,764	4.00	$195,955	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$426,283	17.40%	$195,970	8.00%	N/A	N/A
Heartland Bank and Trust Company	382,511	15.63	195,787	8.00	$244,733	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,410	14.55%	$146,977	6.00%	N/A	N/A
Heartland Bank and Trust Company	351,904	14.38	146,840	6.00	$195,787	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$319,927	13.06%	$110,233	4.50%	N/A	N/A
Heartland Bank and Trust Company	351,904	14.38	110,130	4.50	$159,077	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$356,410	9.94%	$143,454	4.00%	N/A	N/A
Heartland Bank and Trust Company	351,904	9.82	143,296	4.00	$179,120	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements is summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC on March 12, 2021. There were no transfers between levels during the three and nine months ended September 30, 2021 and 2020. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis:

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$60,295	$—	$—	$60,295
U.S. government agency	—	129,693	—	129,693
Municipal	—	298,747	—	298,747
Mortgage-backed:
Agency residential	—	175,112	—	175,112
Agency commercial	—	165,901	—	165,901
Corporate	—	66,470	—	66,470
Equity securities with readily determinable fair values	3,366	—	—	3,366
Mortgage servicing rights	—	—	7,359	7,359
Derivative financial assets	—	9,526	—	9,526
Derivative financial liabilities	—	10,505	—	10,505

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$121,993	$—	$121,993
Municipal	—	274,261	—	274,261
Mortgage-backed:
Agency residential	—	203,252	—	203,252
Agency commercial	—	250,766	—	250,766
Corporate	—	72,597	—	72,597
Equity securities with readily determinable fair values	3,292	—	—	3,292
Mortgage servicing rights	—	—	5,934	5,934
Derivative financial assets	—	15,360	—	15,360
Derivative financial liabilities	—	16,818	—	16,818

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2020 to September 30, 2021.

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

Derivative Financial Instruments

Interest rate swap agreements are carried at fair value as determined by dealer valuation models. Based on the inputs used, the derivative financial instruments subjected to recurring fair value adjustments are classified as Level 2. For derivative financial instruments designated as hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statement of comprehensive income. For derivative financial instruments not designated as hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statement of income.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

September 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$7,359	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 83.4% (12.3%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$5,934	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 85.0% (17.3%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$8,582	$—	$8,582
Collateral-dependent impaired loans	—	—	23,962	23,962
Bank premises held for sale	—	—	1,462	1,462
Foreclosed assets	—	—	7,315	7,315

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$14,713	$—	$14,713
Collateral-dependent impaired loans	—	—	33,320	33,320
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	4,168	4,168

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

September 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$23,962	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	1,462	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	7,315	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$33,320	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	4,168	Appraisal	Appraisal adjustments	7% (7%)

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

Loans

The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Company believes are consistent with discounts in the marketplace. Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as commercial and industrial, agricultural and farmland, commercial real estate - owner occupied, commercial real estate - non-owner occupied, multi-family, construction and land development, one-to-four family residential, and municipal, consumer, and other. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also includes other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	September 30, 2021		December 31, 2020
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$471,929	$471,929	$312,451	$312,451
Debt securities held-to-maturity	Level 2	318,730	321,156	68,395	72,441
Restricted stock	Level 3	2,739	2,739	2,498	2,498
Loans, net	Level 3	2,122,951	2,141,308	2,215,168	2,235,767
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	13,376	13,376	14,255	14,255

Financial liabilities:
Time deposits	Level 3	271,762	272,105	299,474	300,989
Securities sold under agreements to repurchase	Level 2	47,957	47,957	45,736	45,736
Subordinated notes	Level 3	39,297	42,371	39,238	38,403
Junior subordinated debentures	Level 3	37,698	32,270	37,648	23,766
Accrued interest payable	Level 2	483	483	1,151	1,151

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

Such commitments and conditional obligations were as follows:

	Contractual Amount
	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Commitments to extend credit	$565,979	$530,191
Standby letters of credit	9,845	10,031

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

The following is management’s discussion and analysis of the financial condition as of September 30, 2021 (unaudited), as compared with December 31, 2020, and the results of operations for the three and nine months ended September 30, 2021 and 2020 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of results to be attained for any other period.

OVERVIEW

HBT Financial, Inc. is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company and NXT Bank. HBT provides a comprehensive suite of business, commercial, wealth management, and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois and Eastern Iowa through 61 branches, including 4 branches acquired through the NXT Bancorporation, Inc. acquisition completed on October 1, 2021. As of September 30, 2021, the Company had total assets of $3.9 billion, total loans of $2.1 billion, and total deposits of $3.4 billion. HBT Financial, Inc. is a longstanding Central Illinois company, now with operations in Eastern Iowa, with banking roots that can be traced back to 1920.

Market Area

As of September 30, 2021, we had 57 branch locations in Central and Northeastern Illinois. We hold a leading deposit share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance.

Below is a summary of the loan and deposit balances by the metropolitan and micropolitan statistical areas in which we operate:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Loans, before allowance for loan losses
Bloomington-Normal	$508,325	$523,418
Champaign-Urbana	187,030	214,646
Chicago	1,135,346	1,132,893
Lincoln	83,888	103,614
Ottawa-Peru	103,670	107,098
Peoria	129,553	165,337
Loans, before allowance for loan losses	$2,147,812	$2,247,006

Total deposits
Bloomington-Normal	$812,448	$774,082
Champaign-Urbana	196,176	174,653
Chicago	1,205,762	1,077,691
Lincoln	206,668	201,012
Ottawa-Peru	384,656	347,211
Peoria	613,846	555,885
Total deposits	$3,419,556	$3,130,534

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

Paycheck Protection Program Loans

In December 2020, the Paycheck Protection Program (PPP) was extended and allowed eligible borrowers to receive a second PPP loan. During 2021, we funded $104.7 million of PPP loans as part of the second round of the program.

We continue to process forgiveness applications for PPP loans, with $184.5 million of PPP loans originated in round 1 and $42.7 million of PPP loans originated in round 2 receiving full or partial forgiveness by September 30, 2021.

The following table summarizes outstanding PPP loans as of September 30, 2021:

	Round 1	Round 2	Total

	(dollars in thousands)
PPP loan balance, before net deferred origination fees	$957	61,934	$62,891
Net deferred origination fees	(14)	(3,056)	(3,070)
PPP loan balance	$943	58,878	$59,821

During the nine months ended September 30, 2021, the deferred origination fees on round 2 PPP loans were reduced by direct origination costs of $0.5 million, consisting primarily of salaries and benefits costs. Net deferred origination fees on PPP loans of $3.0 million and $0.9 million during the three months ended September 30, 2021 and 2020, respectively, and $7.6 million and $1.7 million during the nine months ended September 30, 2021 and 2020, respectively, were recognized as taxable loan interest income. Recognition of net deferred origination fees is accelerated upon loan forgiveness or repayment prior to contractual maturity.

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

The volume of loan modification requests related to a COVID-19 financial hardship have declined significantly from its height during the second quarter of 2020. As of September 30, 2021, December 31, 2020, and September 30, 2020, total loans granted a payment modification related to a COVID-19 financial hardship were $0.3 million, $28.0 million, and $36.4 million, respectively.

Industries Adversely Impacted by COVID-19

While many industries have been and may continue to be adversely impacted by the COVID-19 pandemic, the restaurant and hotel industries have suffered significant adverse impacts. Adverse impacts in these and other industries may result in a deterioration of the loan portfolio’s credit quality or an increase in loan losses.

The below table summarizes loan balances within the restaurant and hotel industries, along with risk rating information, as of September 30, 2021:

	Carrying Balance			Substandard
	Non-PPP Loans	PPP Loans	Total	Risk Rating

	(dollars in thousands)
Restaurants
Commercial and industrial	$2,461	$13,339	$15,800	$4
Commercial real estate - owner occupied	14,239	—	14,239	2,454
Commercial real estate - non-owner occupied	4,518	—	4,518	—
Construction and land development	599	—	599	—
Total	$21,817	$13,339	$35,156	$2,458

Hotels
Commercial and industrial	$75	$1,053	$1,128	$—
Commercial real estate - non-owner occupied	34,643	—	34,643	4,198
Construction and land development	8,104	—	8,104	—
Total	$42,822	$1,053	$43,875	$4,198

As of September 30, 2021, there were no loans within the restaurant and hotel industries that were granted a loan payment modification related to a COVID-19 financial hardship that had not returned to regular payments.

NXT Bancorporation, Inc. Acquisition

On October 1, 2021, the Company completed its acquisition of NXT Bancorporation, Inc. (NXT), the holding company for NXT Bank, which was previously announced on June 7, 2021. The acquisition expands the Company’s footprint into Eastern Iowa with four locations that will begin operating as branches of Heartland Bank following the merger and system conversion of NXT Bank into Heartland Bank scheduled for December 3, 2021. As of September 30, 2021, NXT had total assets of $232 million, total loans of $196 million, and total deposits of $181 million. NXT’s results are not reflected in HBT’s results as of or for the period ended September 30, 2021.

The acquisition of NXT provides an opportunity to utilize the Company’s existing excess liquidity to replace NXT’s higher cost funding. Additionally, Heartland Bank’s broader range of products and services provides an opportunity to expand NXT customer relationships with a greater ability to meet larger borrowing needs.

The Company incurred the following pre-tax acquisition expenses related to the acquisition of NXT during the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(dollars in thousands)
Furniture and equipment	$1	$1
Data processing	150	157
Marketing and customer relations	4	4
Legal fees and other noninterest expense	225	375
Total NXT acquisition-related expenses	$380	$537

Branch Rationalization Plan

In April 2021, the Company made plans to close or consolidate six branches. One branch was consolidated during the second quarter of 2021, and the remaining five branches were closed during the third quarter of 2021. The Company estimates annual pre-tax cost savings, net of associated revenue impacts, related to the branch rationalization plan to be approximately $1.1 million to be reflected in future periods.

The Company incurred the following pre-tax branch closure costs during the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(dollars in thousands)
NONINTEREST INCOME
Gains (losses) on other assets	$(648)	$(682)

NONINTEREST EXPENSE
Salaries	(5)	53
Marketing and customer relations	1	6
Legal fees and other noninterest expense	—	7
Total noninterest expense	(4)	66
Total branch closure costs	$644	$748

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Economic Conditions

The Company's business and financial performance are affected by economic conditions generally in the United States and more directly in the Illinois and Iowa markets where we primarily operate. The significant economic factors that are most relevant to our business and our financial performance include the general economic conditions in the U.S. and in the Company's markets, unemployment rates, real estate markets, and interest rates.

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

Growth in deposit balances and the forgiveness of PPP loans has resulted in significant cash inflows and excess liquidity. While excess liquidity is being reinvested into new securities, the current yields available are lower than existing portfolio yields. Potential changes in market rates and the ongoing economic uncertainty, could cause our net interest income and net interest margin to decrease in future periods.

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

Digital Banking

Throughout the banking industry, in-person branch traffic is expected to continue to decline as more customers turn to digital banking for routine banking transactions. The COVID-19 pandemic has accelerated this transition, and in-person branch traffic is not expected to return to pre-pandemic levels. We plan to continue investing in our digital banking platforms, while maintaining an appropriately sized branch network. An inability to meet evolving customer expectations, with the appropriate level of security, for both digital and in-person banking may adversely affect our financial results in the future.

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

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands, except per share amounts)
Consolidated Statement of Income Information
Total interest and dividend income	$32,115	$30,238	$93,868	$93,319
Total interest expense	1,400	1,367	4,324	4,878
Net interest income	30,715	28,871	89,544	88,441
Provision for loan losses	(1,667)	2,174	(7,234)	10,102
Net interest income after provision for loan losses	32,382	26,697	96,778	78,339
Total noninterest income	8,392	10,052	27,974	23,364
Total noninterest expense	22,167	22,485	66,865	69,291
Income before income tax expense	18,607	14,264	57,887	32,412
Income tax expense	4,892	3,701	15,210	8,209
Net income	$13,715	$10,563	$42,677	$24,203

Adjusted net income (1)	$14,479	10,755	$42,680	$27,352

Net interest income (tax-equivalent basis) (1) (2)	$31,223	$29,366	$91,058	$89,882

Share and Per Share Information
Earnings per share - Diluted	$0.50	$0.38	$1.56	$0.88
Adjusted earnings per share - Diluted (1)	0.53	0.39	1.56	0.99

Weighted average shares of common stock outstanding	27,340,926	27,457,306	27,377,809	27,457,306

Summary Ratios
Net interest margin *	3.18%	3.39%	3.19%	3.63%
Net interest margin (tax-equivalent basis) * (1) (2)	3.23	3.45	3.24	3.69
Yield on loans *	4.86	4.48	4.69	4.74
Yield on interest-earning assets *	3.33	3.55	3.34	3.83
Cost of interest-bearing liabilities *	0.22	0.24	0.23	0.29
Cost of total deposits *	0.07	0.11	0.07	0.16

Efficiency ratio	56.04%	56.98%	56.22%	61.15%
Efficiency ratio (tax-equivalent basis) (1) (2)	55.32	56.27	55.50	60.37

Return on average assets *	1.37%	1.20%	1.47%	0.96%
Return on average stockholders' equity *	14.29	11.83	15.42	9.30
Return on average tangible common equity * (1)	15.32	12.80	16.59	10.08

Adjusted return on average assets * (1)	1.45%	1.22%	1.47%	1.08%
Adjusted return on average stockholders' equity * (1)	15.08	12.04	15.43	10.50
Adjusted return on average tangible common equity * (1)	16.18	13.03	16.59	11.40

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

For the three months ended September 30, 2021, net income was $13.7 million increasing by $3.2 million, or 29.8%, when compared to net income for the three months ended September 30, 2020. Net income increased primarily due to the following:

●	A $3.8 million improvement in the provision for loan losses, reflecting the improvements in the economic environment from a year ago.
●	A $1.8 million increase in net interest income, primarily attributable to an increase in PPP loan fees recognized as loan interest income which totaled $3.0 million and $0.9 million during the three months ended September 30, 2021 and 2020, respectively.
●	Partially offsetting these improvements was a $1.9 million decrease in gains on sale of mortgage loans due to a lower level of mortgage refinancing activity.
●	Additionally, $0.6 million of impairment losses related to branches closed during the third quarter of 2021, pursuant to our branch rationalization plan, further offset these improvements.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, net income was $42.7 million increasing by $18.5 million, or 76.3%, when compared to net income for the nine months ended September 30, 2020. Net income increased primarily due to the following:

●	A $17.3 million improvement in the provision for loan losses, reflecting the improvements in the economic environment from a year ago.
●	A $4.4 million improvement in the mortgage servicing rights fair value adjustment, primarily resulting from slower mortgage prepayment speed assumptions.
●	A $1.9 million decrease in employee benefits expense, primarily due to the 2020 results including a $1.5 million charge for the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020.
●	Partially offsetting these improvements was a $7.0 million increase in income tax expense, primarily as a result of higher pre-tax income.

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

The following tables set forth average balances, average yields and costs, and certain other information for the three and nine months ended September 30, 2021 and 2020. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	September 30, 2021			September 30, 2020
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,135,476	$26,176	4.86%	$2,277,826	$25,660	4.48%
Securities	1,180,513	5,735	1.93	831,120	4,499	2.15
Deposits with banks	513,158	190	0.15	274,022	65	0.09
Other	2,739	14	2.00	2,498	14	2.29
Total interest-earning assets	3,831,886	$32,115	3.33%	3,385,466	$30,238	3.55%
Allowance for loan losses	(26,470)			(30,221)
Noninterest-earning assets	159,635			157,446
Total assets	$3,965,051			$3,512,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,020,216	$129	0.05%	$888,941	$123	0.05%
Money market	510,183	96	0.07	479,314	96	0.08
Savings	608,436	48	0.03	493,278	37	0.03
Time	275,224	291	0.42	306,154	587	0.76
Total interest-bearing deposits	2,414,059	564	0.09	2,167,687	843	0.15
Securities sold under agreements to repurchase	49,923	8	0.06	51,686	9	0.06
Borrowings	326	1	0.46	1,196	1	0.47
Subordinated notes	39,285	470	4.74	11,976	147	4.87
Junior subordinated debentures issued to capital trusts	37,688	357	3.76	37,621	367	3.89
Total interest-bearing liabilities	2,541,281	$1,400	0.22%	2,270,166	$1,367	0.24%
Noninterest-bearing deposits	1,016,384			846,808
Noninterest-bearing liabilities	26,523			40,421
Total liabilities	3,584,188			3,157,395
Stockholders' Equity	380,863			355,296
Total liabilities and stockholders’ equity	$3,965,051			$3,512,691

Net interest income/Net interest margin (1)		$30,715	3.18%		$28,871	3.39%
Tax-equivalent adjustment (2)		508	0.05		495	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$31,223	3.23%		$29,366	3.45%
Net interest rate spread (4)			3.11%			3.31%
Net interest-earning assets (5)	$1,290,605			$1,115,300
Ratio of interest-earning assets to interest-bearing liabilities	1.51			1.49
Cost of total deposits			0.07%			0.11%

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,217,463	$77,738	4.69%	$2,228,145	$79,144	4.74%
Securities	1,102,808	15,706	1.90	740,834	13,260	2.39
Deposits with banks	432,971	385	0.12	283,730	873	0.41
Other	2,655	39	1.95	2,473	42	2.29
Total interest-earning assets	3,755,897	$93,868	3.34%	3,255,182	$93,319	3.83%
Allowance for loan losses	(29,069)			(26,288)
Noninterest-earning assets	157,287			156,121
Total assets	$3,884,115			$3,385,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,012,557	$373	0.05%	$853,775	$536	0.08%
Money market	498,441	279	0.07	473,647	608	0.17
Savings	584,226	135	0.03	467,482	157	0.04
Time	286,685	1,034	0.48	321,905	2,179	0.90
Total interest-bearing deposits	2,381,909	1,821	0.10	2,116,809	3,480	0.22
Securities sold under agreements to repurchase	47,827	23	0.06	49,183	40	0.11
Borrowings	421	2	0.43	1,333	2	0.19
Subordinated notes	39,265	1,409	4.80	4,021	147	4.87
Junior subordinated debentures issued to capital trusts	37,671	1,069	3.79	37,605	1,209	4.30
Total interest-bearing liabilities	2,507,093	$4,324	0.23%	2,208,951	$4,878	0.29%
Noninterest-bearing deposits	976,884			780,826
Noninterest-bearing liabilities	30,205			47,426
Total liabilities	3,514,182			3,037,203
Stockholders' Equity	369,933			347,812
Total liabilities and stockholders’ equity	$3,884,115			3,385,015

Net interest income/Net interest margin (1)		$89,544	3.19%		$88,441	3.63%
Tax-equivalent adjustment (2)		1,514	0.05		1,441	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$91,058	3.24%		$89,882	3.69%
Net interest rate spread (4)			3.11%			3.54%
Net interest-earning assets (5)	$1,248,804			$1,046,231
Ratio of interest-earning assets to interest-bearing liabilities	1.50			1.47
Cost of total deposits			0.07%			0.16%

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income, which includes contractual interest on loans, loan fees, accretion of acquired loan discounts and net earnings on cash flow hedges.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		Yield		Yield		Yield		Yield
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$22,324	4.14%	$23,715	4.14%	$67,096	4.04%	$73,939	4.43%
Loan fees (excluding PPP loans)	631	0.12	904	0.16	2,609	0.16	2,847	0.18
PPP loan fees	3,017	0.56	876	0.15	7,604	0.46	1,727	0.10
Accretion of acquired loan discounts	204	0.04	165	0.03	429	0.03	567	0.03
Net cash flow hedge earnings	—	—	—	—	—	—	64	—
Total loan interest income	$26,176	4.86%	$25,660	4.48%	$77,738	4.69%	$79,144	4.74%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		Net Interest		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin		Margin
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$22,324	2.31%	$23,715	2.78%	$67,096	2.39%	$73,939	3.03%
Contractual interest on securities	7,387	0.77	5,972	0.70	20,911	0.75	16,558	0.68
Contractual interest on deposits with banks	190	0.02	65	0.01	385	0.01	873	0.04
Loan fees (excluding PPP loans)	631	0.07	904	0.11	2,609	0.09	2,847	0.12
PPP loan fees	3,017	0.31	876	0.10	7,604	0.27	1,727	0.07
Accretion of acquired loan discounts	204	0.02	165	0.02	429	0.02	567	0.02
Securities amortization, net	(1,652)	(0.17)	(1,473)	(0.17)	(5,205)	(0.19)	(3,298)	(0.14)
Other	14	—	14	—	39	—	106	0.01
Total interest income	32,115	3.33	30,238	3.55	93,868	3.34	93,319	3.83

Interest expense:
Contractual interest on deposits	561	0.06	840	0.10	1,812	0.06	3,463	0.14
Contractual interest on other interest-bearing liabilities	694	0.08	404	0.05	2,088	0.07	1,140	0.05
Other	145	0.01	123	0.01	424	0.02	275	0.01
Total interest expense	1,400	0.15	1,367	0.16	4,324	0.15	4,878	0.20
Net interest income	30,715	3.18	28,871	3.39	89,544	3.19	88,441	3.63
Tax equivalent adjustment (1)	508	0.05	495	0.06	1,514	0.05	1,441	0.06
Net interest income (tax equivalent) (1) (2)	$31,223	3.23%	$29,366	3.45%	$91,058	3.24%	$89,882	3.69%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

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

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	vs.			vs.
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$(1,663)	$2,179	$516	$(378)	$(1,028)	$(1,406)
Securities	1,735	(499)	1,236	5,545	(3,099)	2,446
Deposits with banks	76	49	125	320	(808)	(488)
Other	1	(1)	—	3	(6)	(3)
Total interest-earning assets	149	1,728	1,877	5,490	(4,941)	549

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	17	(11)	6	87	(250)	(163)
Money market	5	(5)	—	30	(359)	(329)
Savings	10	1	11	34	(56)	(22)
Time	(54)	(242)	(296)	(217)	(928)	(1,145)
Total interest-bearing deposits	(22)	(257)	(279)	(66)	(1,593)	(1,659)
Securities sold under agreements to repurchase	(1)	—	(1)	(1)	(16)	(17)
Borrowings	—	—	—	(1)	1	—
Subordinated notes	326	(3)	323	1,264	(2)	1,262
Junior subordinated debentures issued to capital trusts	1	(11)	(10)	2	(142)	(140)
Total interest-bearing liabilities	304	(271)	33	1,198	(1,752)	(554)
Change in net interest income	$(155)	$1,999	$1,844	$4,292	$(3,189)	$1,103

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Net interest income for the three months ended September 30, 2021, was $30.7 million, increasing $1.8 million, or 6.4%, from the three months ended September 30, 2020. The increase is primarily attributable to an increase in PPP loan fees recognized as loan interest income which totaled $3.0 million and $0.9 million during the three months ended September 30, 2021 and 2020, respectively.

Net interest margin decreased to 3.18% for the three months ended September 30, 2021 compared to 3.39% for the three months ended September 30, 2020. The decrease was primarily attributable to a decline in the average yield on earnings assets and increased balances being held in cash and lower-yielding securities.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Net interest income for the nine months ended September 30, 2021, was $89.5 million, increasing $1.1 million, or 1.2%, from the nine months ended September 30, 2020. Declines in benchmark interest rates drove lower yields on interest-earning assets. These declines were more than offset by a substantial increase in interest-earning asset balances, driven by PPP loan originations and federal economic stimulus payments received by our retail customers, and an increase in PPP loan fees recognized as loan interest income. PPP loans fees recognized as loan interest income totaled $7.6 million and $1.7 million during the nine months ended September 30, 2021 and 2020, respectively.

Net interest margin decreased to 3.19% for the nine months ended September 30, 2021, compared to 3.63% for the nine months ended September 30, 2020. The decrease was primarily attributable to the decline in the average yield on earning assets and increased balances being held in cash and lower-yielding securities.

Additionally, the $40 million of subordinated notes issued during the third quarter of 2020 added downward pressure to net interest income and net interest margin in subsequent periods. However, the proceeds from the issuance provide additional regulatory capital to buffer against higher than estimated credit losses and support organic or acquisitive growth.

The quarterly net interest margins were as follows:

	2021	2020
Three months ended:
March 31	3.25%	4.03%
June 30	3.14	3.51
September 30	3.18	3.39
December 31	—	3.31

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

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or as events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. The provision for loan losses is a function of the allowance for loan loss methodology we use to determine the appropriate level of the allowance for inherent loan losses after accounting for net charge-offs (recoveries).

The deterioration of economic conditions related to the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the communities that we serve. As a result, our allowance for loan losses has increased since the onset of the COVID-19 pandemic and may remain elevated until economic conditions return to pre-pandemic levels.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

The Company recorded a negative provision for loan losses of $1.7 million during the three months ended September 30, 2021, compared to a provision for loan losses of $2.2 million during the three months ended September 30, 2020. The negative provision was primarily due to a $0.9 million decrease in specific reserves on loans individually evaluated for impairment. Additionally, improvements in qualitative factors resulted in a $0.7 million decrease in required reserve, primarily reflecting the shrinking impact of the COVID-19 pandemic on our borrowers.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The Company recorded a negative provision for loan losses of $7.2 million during the nine months ended September 30, 2021, compared to a provision for loan losses of $10.1 million during the nine months ended September 30, 2020. The negative provision was primarily due to a $3.4 million decrease in specific reserves on loans individually evaluated for impairment. Additionally, improvement in qualitative factors resulted in a $3.0 million decrease in required reserve, primarily reflecting the shrinking impact of the COVID-19 pandemic on our borrowers, an improved economic environment, and improved asset quality metrics.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change

	(dollars in thousands)
Card income	$2,509	$2,146	$363	$7,216	$5,936	$1,280
Service charges on deposit accounts	1,677	1,493	184	4,364	4,460	(96)
Wealth management fees	2,036	1,646	390	6,013	4,967	1,046
Mortgage servicing	699	724	(25)	2,095	2,175	(80)
Mortgage servicing rights fair value adjustment	40	(268)	308	1,425	(2,947)	4,372
Gains on sale of mortgage loans	1,257	3,184	(1,927)	4,919	5,855	(936)
Gains (losses) on securities	28	(2)	30	74	3	71
Gains (losses) on foreclosed assets	(14)	27	(41)	126	120	6
Gains (losses) on other assets	(672)	1	(673)	(719)	(71)	(648)
Other noninterest income	832	1,101	(269)	2,461	2,866	(405)
Total noninterest income	$8,392	$10,052	$(1,660)	$27,974	$23,364	$4,610

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Total noninterest income for the three months ended September 30, 2021, was $8.4 million, a decrease of $1.7 million, or 16.5%, from the three months ended September 30, 2020. Noninterest income decreased primarily due to the following:

●	A $1.9 million decrease in gains on sale of mortgage loans was primarily due to a lower level of mortgage refinancing activity. A strong mortgage refinance environment started in the second quarter of 2020 and then began slowing in the fourth quarter of 2020. A lower level of mortgage refinancing activity is anticipated during the remainder of 2021 and is expected to result in lower mortgage banking profits relative to the third quarter of 2021.
●	Impairment losses of $0.6 million related to branches closed during the third quarter of 2021, pursuant to our branch rationalization plan.
●	Partially offsetting these decreases was a $0.4 million increase in wealth management fees as a result of higher values of assets under management during the third quarter of 2021 relative to the third quarter of 2020.
●	Additionally, there was a $0.4 million increase in card income as a result of increased debit and credit card transaction volume driven by the full reopening of Illinois following COVID-19 prevention measures.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Total noninterest income for the nine months ended September 30, 2021, was $28.0 million, an increase of $4.6 million, or 19.7%, from the nine months ended September 30, 2020. Noninterest income increased primarily due to the following:

●	A $4.4 million improvement in the mortgage servicing rights fair value adjustment, primarily resulting from slower mortgage prepayment speed assumptions.
●	A $1.3 million increase in card income was primarily due to the 2020 results reflecting a lower volume of debit and credit card transactions which coincided with the beginning of the COVID-19 pandemic and the related initial economic slowdown.
●	A $1.0 million increase in wealth management fees primarily as a result of higher values of assets under management during the nine months ended September 30, 2021 relative to the nine months ended September 30, 2020.
●	Partially offsetting these improvements was a $0.9 million decrease in gains on sale of mortgage loans due to a lower level of mortgage refinancing activity.
●	Additionally, there were impairment losses of $0.6 million related to branches closed during the third quarter of 2021, pursuant to our branch rationalization plan, not present in the 2020 results.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change

	(dollars in thousands)
Salaries	$11,988	$12,595	$(607)	$36,859	$38,023	$(1,164)
Employee benefits	1,500	1,666	(166)	4,677	6,555	(1,878)
Occupancy of bank premises	1,610	1,609	1	5,011	5,079	(68)
Furniture and equipment	657	679	(22)	1,883	1,891	(8)
Data processing	1,767	1,583	184	5,176	4,841	335
Marketing and customer relations	883	690	193	2,291	2,551	(260)
Amortization of intangible assets	252	305	(53)	799	927	(128)
FDIC insurance	279	222	57	763	476	287
Loan collection and servicing	400	450	(50)	1,098	1,292	(194)
Foreclosed assets	242	226	16	704	403	301
Other noninterest expense	2,589	2,460	129	7,604	7,253	351
Total noninterest expense	$22,167	$22,485	$(318)	$66,865	$69,291	$(2,426)

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Total noninterest expense for the three months ended September 30, 2021, was $22.2 million, a decrease of $0.3 million, or 1.4%, from the three months ended September 30, 2020. Noninterest expense decreased primarily due to the following:

●	A $0.8 million decrease in salaries and employee benefits expenses, primarily due to a lower employee count during the third quarter of 2021 relative to the third quarter of 2020.
●	Partially offsetting these decreases was a $0.2 million increase in marketing expenses.
●	Additionally, a $0.2 million increase in data processing was primarily due to $150 thousand of costs related to the acquisition of NXT.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Total noninterest expense for the nine months ended September 30, 2021, was $66.9 million, a decrease of $2.4 million, or 3.5%, from the nine months ended September 30, 2020. Noninterest expense decreased primarily due to the following:

●	A $1.9 million decrease in employee benefits expense, primarily due to the 2020 results including a $1.5 million charge for the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020.
●	A $1.2 million decrease in salaries expense, primarily due to a lower employee count during 2021 relative to 2020.

Income Taxes

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

We recorded income tax expense of $4.9 million, or 26.3% effective tax rate, during the three months ended September 30, 2021, compared to $3.7 million, or 25.9% effective tax rate, during the three months ended September 30, 2020. The effective tax rate increased primarily due to tax exempt interest income making up a smaller portion of pre-tax income during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

We recorded income tax expense of $15.2 million, or 26.3% effective tax rate, during the nine months ended September 30, 2021, compared to $8.2 million, or 25.3% effective tax rate, during the nine months ended September 30, 2020. The effective tax rate increased primarily due to tax exempt interest income making up a smaller portion of pre-tax income during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

FINANCIAL CONDITION

	September 30,	December 31,
	2021	2020	$ Change	% Change

Consolidated Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$471,929	$312,451	$159,478	51.0%
Debt securities available-for-sale, at fair value	896,218	922,869	(26,651)	(2.9)
Debt securities held-to-maturity	318,730	68,395	250,335	366.0
Loans held for sale	8,582	14,713	(6,131)	(41.7)

Loans, before allowance for loan losses	2,147,812	2,247,006	(99,194)	(4.4)
Less: allowance for loan losses	24,861	31,838	(6,977)	(21.9)
Loans, net of allowance for loan losses	2,122,951	2,215,168	(92,217)	(4.2)

Goodwill	23,620	23,620	—	—
Core deposit intangible assets, net	1,999	2,798	(799)	(28.6)
Other assets	104,197	106,553	(2,356)	(2.2)
Total assets	$3,948,226	$3,666,567	$281,659	7.7%

Total deposits	$3,419,556	$3,130,534	$289,022	9.2%
Securities sold under agreements to repurchase	47,957	45,736	2,221	4.9
Subordinated notes	39,297	39,238	59	0.2
Junior subordinated debentures	37,698	37,648	50	0.1
Other liabilities	24,897	49,494	(24,597)	(49.7)
Total liabilities	3,569,405	3,302,650	266,755	8.1
Total stockholders' equity	378,821	363,917	14,904	4.1
Total liabilities and stockholders' equity	$3,948,226	$3,666,567	$281,659	7.7%

Tangible assets (1)	$3,922,607	$3,640,149	$282,458	7.8%
Tangible common equity (1)	353,202	337,499	15,703	4.7

Core deposits (1)	$3,395,237	$3,103,847	$291,390	9.4%

Share and Per Share Information
Book value per share	$13.86	$13.25
Tangible book value per share (1)	12.92	12.29

Shares of common stock outstanding	27,334,428	27,457,306

Balance Sheet Ratios
Loan to deposit ratio	62.81%	71.78%
Core deposits to total deposits (1)	99.29	99.15
Stockholders' equity to total assets	9.59	9.93
Tangible common equity to tangible assets (1)	9.00	9.27
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Total assets were $3.95 billion at September 30, 2021, an increase of $281.7 million, or 7.7%, from December 31, 2020. Significant changes in our consolidated balance sheet include the following:

●	Total deposits increased $289.0 million, primarily due to funds received by our commercial customers from round 2 PPP loans and federal economic stimulus payments received by retail customers.
●	Cash and cash equivalents increased $159.5 million, primarily as a result of funds received from the forgiveness of PPP loans and federal economic stimulus received by retail customers.
●	Excess liquidity was reinvested in debt securities which increased $223.7 million.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	September 30, 2021		December 31, 2020
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$261,763	12.2%	$393,312	17.5%
Agricultural and farmland	229,718	10.7	222,723	9.9
Commercial real estate - owner occupied	203,096	9.5	222,360	9.9
Commercial real estate - non-owner occupied	579,860	27.0	520,395	23.2
Multi-family	215,245	10.0	236,391	10.5
Construction and land development	232,291	10.8	225,652	10.0
One-to-four family residential	294,612	13.7	306,775	13.7
Municipal, consumer, and other	131,227	6.1	119,398	5.3
Loans, before allowance for loan losses	2,147,812	100.0%	2,247,006	100.0%
Allowance for loan losses	(24,861)		(31,838)
Loans, net of allowance for loan losses	$2,122,951		$2,215,168

Loans, before allowance for loan losses (originated) (1)	$2,057,276	95.8%	$2,126,323	94.6%
Loans, before allowance for loan losses (acquired) (1)	90,536	4.2	120,683	5.4
Loans, before allowance for loan losses	$2,147,812	100.0%	$2,247,006	100.0%

PPP loans (included above)
Commercial and industrial	$55,374		$153,860
Agricultural and farmland	3,462		3,049
Municipal, consumer, and other	985		6,587
Total PPP loans	$59,821		$163,496
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Loans, before allowance for loan losses were $2.15 billion at September 30, 2021, a decrease of $99.2 million, or 4.4%, from December 31, 2020. PPP loans decreased $103.7 million, with forgiveness far exceeding the $104.7 million of round 2 PPP loan originations during the nine months ended September 30, 2021. Total loans, before allowance for loan losses, net of PPP loans, increased $4.5 million, or 0.2%, from December 31, 2020. Additionally, during the third quarter of 2021, $39.0 million of new loans, primarily commercial real estate – non-owner occupied, were funded in partnership with NXT Bank prior to the closing of the acquisition.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
September 30, 2021	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$128,530	$117,747	$15,486	$—	$261,763
Agricultural and farmland	104,906	89,887	32,613	2,312	229,718
Commercial real estate - owner occupied	21,164	122,858	55,268	3,806	203,096
Commercial real estate - non-owner occupied	64,233	353,074	161,992	561	579,860
Multi-family	35,054	116,964	63,227	—	215,245
Construction and land development	134,488	86,263	11,051	489	232,291
One-to-four family residential	39,660	125,784	78,866	50,302	294,612
Municipal, consumer, and other	25,508	20,064	71,974	13,681	131,227
Total	$553,543	$1,032,641	$490,477	$71,151	$2,147,812

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
September 30, 2021	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$9,077	$324	$9,401	$123,832	$133,233
Agricultural and farmland	9,847	4,865	14,712	110,100	124,812
Commercial real estate - owner occupied	29,353	20,618	49,971	131,961	181,932
Commercial real estate - non-owner occupied	68,226	21,378	89,604	426,023	515,627
Multi-family	18,663	3,688	22,351	157,840	180,191
Construction and land development	47,535	86	47,621	50,182	97,803
One-to-four family residential	95,916	14,659	110,575	144,377	254,952
Municipal, consumer, and other	39,828	4,602	44,430	61,289	105,719
Total	$318,445	$70,220	$388,665	$1,205,604	$1,594,269

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

Loans acquired with deteriorated credit quality are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans may be considered performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on loans acquired with deteriorated credit quality if management can no longer estimate future cash flows on the loan. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all loans acquired with deteriorated credit quality, except those on which management can no longer estimate future cash flows.

The following table below sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	September 30, 2021	December 31, 2020

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$5,489	$9,939
Past due 90 days or more, still accruing (1)	39	21
Total nonperforming loans	5,528	9,960
Foreclosed assets	7,315	4,168
Total nonperforming assets	$12,843	$14,128

NONPERFORMING ASSETS (Originated) (2)
Nonaccrual	$4,051	$2,908
Past due 90 days or more, still accruing	39	21
Total nonperforming loans (originated)	4,090	2,929
Foreclosed assets	511	674
Total nonperforming assets (originated)	$4,601	$3,603

NONPERFORMING ASSETS (Acquired) (2)
Nonaccrual	$1,438	$7,031
Past due 90 days or more, still accruing (1)	—	—
Total nonperforming loans (acquired)	1,438	7,031
Foreclosed assets	6,804	3,494
Total nonperforming assets (acquired)	$8,242	$10,525

Allowance for loan losses	$24,861	$31,838

Loans, before allowance for loan losses	$2,147,812	$2,247,006
Loans, before allowance for loan losses (originated) (2)	2,057,276	2,126,323
Loans, before allowance for loan losses (acquired) (2)	90,536	120,683

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	1.16%	1.42%
Allowance for loan losses to nonperforming loans	449.73	319.66
Nonperforming loans to loans, before allowance for loan losses	0.26	0.44
Nonperforming assets to total assets	0.33	0.39
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.60	0.63

CREDIT QUALITY RATIOS (Originated) (2)
Nonperforming loans to loans, before allowance for loan losses	0.20%	0.14%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.22	0.17

CREDIT QUALITY RATIOS (Acquired) (2)
Nonperforming loans to loans, before allowance for loan losses	1.59%	5.83%
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	8.47	8.48
(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $27 thousand and $0.6 million as of September 30, 2021, and December 31, 2020, respectively.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Total nonperforming assets were $12.8 million at September 30, 2021, a decrease of $1.3 million, or 9.1%, from December 31, 2020. Our level of nonperforming assets has remained low in recent years, representing only 0.33% of total assets as of September 30, 2021 and 0.39% of total assets as of December 31, 2020. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of nonperforming assets, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to these lower levels.

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

The following table presents TDRs by loan category.

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Commercial and industrial	$240	$296
Agricultural and farmland	—	—
Commercial real estate - owner occupied	1,586	6,491
Commercial real estate - non-owner occupied	1,297	1,354
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	236	454
Municipal, consumer, and other	—	—
Total accrual troubled debt restructurings	3,359	8,595

Commercial and industrial	50	75
Agricultural and farmland	—	—
Commercial real estate - owner occupied	127	141
Commercial real estate - non-owner occupied	—	—
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	134	139
Municipal, consumer, and other	—	—
Total nonaccrual troubled debt restructurings	311	355
Total troubled debt restructurings	$3,670	$8,950

TDRs have remained a small portion of our loan portfolio as loan modifications to borrowers with deteriorating financial condition are generally offered only as part of an overall workout strategy to minimize losses to the Company. The $5.3 million decrease, or 59.0%, from December 31, 2021 was primarily due to the pay down of one relationship by $3.6 million.

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

As of September 30, 2021 and December 31, 2020, our risk classifications of loans were as follows:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Pass	$1,922,753	$1,953,912
Pass-watch	149,349	208,584
Substandard	75,710	84,510
Doubtful	—	—
Total	$2,147,812	$2,247,006

Pass-watch loans decreased $59.2 million, or 28.4% from December 31, 2020 to September 30, 2021. Additionally, substandard loans decreased $8.8 million, or 10.4%, from December 31, 2020 to September 30, 2021. These improvements were primarily driven by improving economic conditions, which resulted in both risk rating upgrades and paydowns. Additionally, the transfer of one larger loan to foreclosed assets further contributed to the decrease in substandard loans.

Net Charge-offs and Recoveries

The following table sets forth activity in the allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Balance, beginning of period	$26,507	$29,723	$31,838	$22,299

Charge-offs:
Commercial and industrial	(135)	(881)	(430)	(1,690)
Agricultural and farmland	—	—	—	(27)
Commercial real estate - owner occupied	—	(39)	—	(39)
Commercial real estate - non-owner occupied	—	—	—	(56)
Multi-family	—	—	—	—
Construction and land development	—	(26)	—	(27)
One-to-four family residential	(48)	(42)	(161)	(154)
Municipal, consumer, and other	(95)	(90)	(284)	(466)
Total charge-offs	(278)	(1,078)	(875)	(2,459)

Recoveries:
Commercial and industrial	114	517	421	578
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	—	—	—	440
Commercial real estate - non-owner occupied	6	5	19	70
Multi-family	—	—	—	—
Construction and land development	1	198	270	216
One-to-four family residential	135	46	210	168
Municipal, consumer, and other	43	69	212	240
Total recoveries	299	835	1,132	1,712

Net (charge-offs) recoveries	21	(243)	257	(747)
Provision for loan losses	(1,667)	2,174	(7,234)	10,102
Balance, end of period	$24,861	$31,654	$24,861	$31,654

Net charge-offs (recoveries)	$(21)	$243	$(257)	$747
Net charge-offs (recoveries) - (originated) (1)	(116)	(20)	(650)	155
Net charge-offs (recoveries) - (acquired) (1)	95	263	393	592

Average loans, before allowance for loan losses	$2,135,476	$2,277,826	$2,217,463	$2,228,145
Average loans, before allowance for loan losses (originated) (1)	2,041,049	2,140,376	2,110,837	2,080,668
Average loans, before allowance for loan losses (acquired) (1)	94,427	137,450	106,626	147,477

Net charge-offs (recoveries) to average loans, before allowance for loan losses *	—%	0.04%	(0.02)%	0.04%
Net charge-offs (recoveries) to average loans, before allowance for loan losses (originated) * (1)	(0.02)	—	(0.04)	0.01
Net charge-offs (recoveries) to average loans, before allowance for loan losses (acquired) * (1)	0.40	0.76	0.49	0.54

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for loan losses, by loan category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$21	$364	$9	$1,112
Agricultural and farmland	—	—	—	27
Commercial real estate - owner occupied	—	39	—	(401)
Commercial real estate - non-owner occupied	(6)	(5)	(19)	(14)
Multi-family	—	—	—	—
Construction and land development	(1)	(172)	(270)	(189)
One-to-four family residential	(87)	(4)	(49)	(14)
Municipal, consumer, and other	52	21	72	226
Total	$(21)	$243	$(257)	$747

Average loans, before allowance for loan losses
Commercial and industrial	$289,372	$391,480	$363,497	$362,542
Agricultural and farmland	236,444	230,402	226,096	223,608
Commercial real estate - owner occupied	192,419	227,543	200,857	230,613
Commercial real estate - non-owner occupied	554,279	521,038	548,752	536,907
Multi-family	212,980	189,573	221,986	188,770
Construction and land development	214,159	252,779	213,761	242,518
One-to-four family residential	302,214	343,990	309,095	324,441
Municipal, consumer, and other	133,609	121,021	133,419	118,746
Total	$2,135,476	$2,277,826	$2,217,463	$2,228,145

Net charge-offs (recoveries) to average loans, before allowance for loan losses *
Commercial and industrial	0.03%	0.37%	—%	0.41%
Agricultural and farmland	—	—	—	0.02
Commercial real estate - owner occupied	—	0.07	—	(0.23)
Commercial real estate - non-owner occupied	—	—	—	—
Multi-family	—	—	—	—
Construction and land development	—	(0.27)	(0.17)	(0.10)
One-to-four family residential	(0.11)	—	(0.02)	(0.01)
Municipal, consumer, and other	0.15	0.07	0.07	0.25
Total	—%	0.04%	(0.02)%	0.04%

*       Annualized measure.

The net charge-offs (recoveries) to average total loans before allowance for loan losses ratio has remained low for several years. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of loan losses, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to reduced loan losses.

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of allowance for loan losses by major loan categories:

	September 30, 2021		December 31, 2020
	Allowance for	Loan	Allowance for	Loan
	Loan Losses	Balances	Loan Losses	Balances

	(dollars in thousands)
Commercial and industrial	$2,858	$261,763	$3,929	$393,312
Agricultural and farmland	755	229,718	793	222,723
Commercial real estate - owner occupied	1,551	203,096	3,141	222,360
Commercial real estate - non-owner occupied	9,121	579,860	11,251	520,395
Multi-family	1,781	215,245	1,957	236,391
Construction and land development	4,338	232,291	4,232	225,652
One-to-four family residential	1,108	294,612	1,801	306,775
Municipal, consumer, and other	3,349	131,227	4,734	119,398
Total	$24,861	$2,147,812	$31,838	$2,247,006

Securities

The Company’s investment policy is established by management and approved by the board of directors. The policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow requirements and consistency with our interest rate risk management strategy.

The following table sets forth the composition, amortized cost, and fair values of debt securities:

	September 30, 2021		December 31, 2020
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(dollars in thousands)
Available-for-sale:
U.S. Treasury	$59,943	$60,295	$—	$—
U.S. government agency	130,146	129,693	118,282	121,993
Municipal	295,251	298,747	265,309	274,261
Mortgage-backed:
Agency residential	172,372	175,112	198,543	203,252
Agency commercial	164,999	165,901	246,649	250,766
Corporate	64,851	66,470	70,917	72,597
Total available-for-sale	887,562	896,218	899,700	922,869
Held-to-maturity:
U.S. government agency	12,341	12,453	—	—
Municipal	18,667	19,665	22,484	23,874
Mortgage-backed:
Agency residential	22,065	22,418	13,031	13,483
Agency commercial	265,657	266,620	32,880	35,084
Total held-to-maturity	318,730	321,156	68,395	72,441
Total debt securities	$1,206,292	$1,217,374	$968,095	$995,310

We evaluate securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired. There were no other-than-temporary impairments during the three and nine months ended September 30, 2021 and 2020.

Portfolio Maturities and Yields

The composition and maturities of the debt securities portfolio as of September 30, 2021, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	September 30, 2021
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. Treasury	$—	—%	$—	—%	$—	—%
U.S. government agency	4,524	2.20	—	—	4,524	2.20
Municipal	12,753	2.67	3,055	3.26	15,808	2.79
Mortgage-backed:
Agency residential	11	1.31	—	—	11	1.31
Agency commercial	14,228	2.58	—	—	14,228	2.58
Corporate	20,430	2.85	—	—	20,430	2.85
Total	$51,946	2.68%	$3,055	3.26%	$55,001	2.71%

Due after 1 year through 5 years
U.S. Treasury	$9,947	0.87%	$—	—%	$9,947	0.87%
U.S. government agency	4,986	1.89	5,000	1.10	9,986	1.49
Municipal	51,528	2.21	12,110	3.61	63,638	2.48
Mortgage-backed:
Agency residential	7,160	2.15	—	—	7,160	2.15
Agency commercial	26,232	2.80	3,198	2.21	29,430	2.73
Corporate	8,464	3.65	—	—	8,464	3.65
Total	$108,317	2.32%	$20,308	2.77%	$128,625	2.39%

Due after 5 years through 10 years
U.S. Treasury	$49,996	1.42%	$—	—%	$49,996	1.42%
U.S. government agency	91,119	1.70	7,341	1.63	98,460	1.70
Municipal	134,493	1.78	3,111	3.43	137,604	1.82
Mortgage-backed:
Agency residential	42,461	2.31	8,484	1.62	50,945	2.20
Agency commercial	84,314	1.46	179,964	1.74	264,278	1.65
Corporate	33,957	3.93	—	—	33,957	3.93
Total	$436,340	1.88%	$198,900	1.76%	$635,240	1.84%

Due after 10 years
U.S. Treasury	$—	—%	$—	—%	$—	—%
U.S. government agency	29,517	1.39	—	—	29,517	1.39
Municipal	96,477	1.89	391	4.26	96,868	1.90
Mortgage-backed:
Agency residential	122,740	1.32	13,581	2.09	136,321	1.40
Agency commercial	40,225	1.70	82,495	1.93	122,720	1.85
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$290,959	1.59%	$96,467	1.96%	$387,426	1.68%

Total
U.S. Treasury	$59,943	1.33%	$—	—%	$59,943	1.33%
U.S. government agency	130,146	1.66	12,341	1.42	142,487	1.64
Municipal	295,251	1.93	18,667	3.54	313,918	2.03
Mortgage-backed:
Agency residential	172,372	1.60	22,065	1.91	194,437	1.64
Agency commercial	164,999	1.83	265,657	1.81	430,656	1.81
Corporate	64,851	3.57	—	—	64,851	3.57
Total	$887,562	1.89%	$318,730	1.90%	$1,206,292	1.89%

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

The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended September 30,						Percent
	2021			2020			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$1,016,384	29.6%	—%	$846,808	28.1%	—%	20.0%
Interest-bearing demand	1,020,216	29.8	0.05	888,941	29.5	0.05	14.8
Money market	510,183	14.9	0.07	479,314	15.9	0.08	6.4
Savings	608,436	17.7	0.03	493,278	16.3	0.03	23.3
Total non-maturity deposits	3,155,219	92.0	0.03	2,708,341	89.8	0.04	16.5
Time	275,224	8.0	0.42	306,154	10.2	0.76	(10.1)
Total deposits	$3,430,443	100.0%	0.07%	$3,014,495	100.0%	0.11%	13.8%

	Nine Months Ended September 30,						Percent
	2021			2020			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$976,884	29.1%	—%	$780,826	26.9%	—%	25.1%
Interest-bearing demand	1,012,557	30.2	0.05	853,775	29.5	0.08	18.6
Money market	498,441	14.8	0.07	473,647	16.4	0.17	5.2
Savings	584,226	17.4	0.03	467,482	16.1	0.04	25.0
Total non-maturity deposits	3,072,108	91.5	0.03	2,575,730	88.9	0.07	19.3
Time	286,685	8.5	0.48	321,905	11.1	0.90	(10.9)
Total deposits	$3,358,793	100.0%	0.07%	$2,897,635	100.0%	0.16%	15.9%

*      Annualized measure.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

The average balances of non-maturity deposits increased 16.5% from the three months ended September 30, 2020 to the three months ended September 30, 2021, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 10.1% decline in the average balances of time deposits, which resulted in a 13.8% increase in average balances of total deposits from the three months ended September 30, 2020 to the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The average balances of non-maturity deposits increased 19.3% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, with the increase primarily attributable to PPP loan proceeds received by commercial customers and federal economic stimulus received by retail customers. Partially offsetting the increase in non-maturity deposits was a 10.9% decline in the average balances of time deposits, which resulted in a 15.9% increase in average balances of total deposits from the nine months ended September 30, 2020 to the nine months ended September 30, 2021.

The following table sets forth time deposits by remaining maturity as of September 30, 2021:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$39,839	$36,289	$56,553	$50,838	$183,519
Amounts of $100,000 but less than $250,000	16,658	12,644	17,726	16,896	63,924
Amounts of $250,000 or more	8,814	6,722	6,096	2,687	24,319
Total time deposits	$65,311	$55,655	$80,375	$70,421	$271,762

As of September 30, 2021 and December 31, 2020, the Bank’s uninsured deposits, including related accrued interest, were estimated to be $713.2 million and $573.8 million, respectively.

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

The Bank continuously monitors its liquidity positions to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. The Bank manages its liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives. The Bank also monitors liquidity requirements in light of interest rate trends, changes in the economy, the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits, and regulatory capital requirements.

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the Federal Home Loan Bank of Chicago (FHLB). Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds available through federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total amount of the remaining credit available to the Bank from the FHLB at September 30, 2021 was $320.1 million.

As of September 30, 2021, management believed adequate liquidity existed to meet all projected cash flow obligations of the Bank. As of September 30, 2021, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of September 30, 2021, HBT Financial, Inc. had cash and cash equivalents of $25.5 million.

The Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. During the three and nine months ended September 30, 2021, the Bank did not pay a dividend to the Company. During the three and nine months ended September 30, 2020, the Bank paid $6.7 million and $17.6 million in dividends to the Company, respectively.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended September 30, 2021 and 2020, holding company operating expenses consisted of interest expense of $0.8 million and $0.5 million, respectively, and other operating expenses of $1.3 million and $0.6 million, respectively. During the nine months ended September 30, 2021 and 2020, holding company operating expenses consisted of interest expense of $2.5 million and $1.4 million, respectively, and other operating expenses of $2.6 million and $2.0 million, respectively. As of September 30, 2021, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of September 30, 2021, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company. As of September 30, 2021, the Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of September 30, 2021 and December 31, 2020, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of September 30, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank for the dates indicated, the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	September 30,	December 31,	With Capital	Prompt Corrective
	2021	2020	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	18.15%	17.40%	10.50%	N/A
Heartland Bank and Trust Company	17.17	15.63	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	15.56%	14.55%	8.50%	N/A
Heartland Bank and Trust Company	16.16	14.38	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.08%	13.06%	7.00%	N/A
Heartland Bank and Trust Company	16.16	14.38	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	9.83%	9.94%	4.00	N/A
Heartland Bank and Trust Company	10.17	9.82	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

Cash Dividends

The below table summarizes the cash dividends paid by quarter for the nine months ended September 30, 2021 and the year ended December 31, 2020.

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$4,116	$4,105	$4,101	$—	$12,322
Restricted stock unit dividend equivalent	8	19	23	—	50
Total cash dividends	$4,124	$4,124	$4,124	$—	$12,372

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(dollars in thousands)
Regular	$4,119	$4,119	$4,118	$4,118	$16,474
Restricted stock unit dividend equivalent	11	11	11	11	44
Total cash dividends	$4,130	$4,130	$4,129	$4,129	$16,518

During the first, second, and third quarters of 2021 and each quarter of 2020, the Company announced quarterly cash dividends of $0.15 per share.

Stock Repurchase Program

Under the Company’s stock repurchase program, the Company repurchased 20,625 shares of its common stock at a weighted average price of $16.66 during the three months ended September 30, 2021 and 143,103 shares of its common stock at a weighted average price of $16.24 during the nine months ended September 30, 2021. Repurchases were conducted in compliance with Rule 10b-18 and in compliance with Regulation M under the Securities Exchange Act of 1934, as amended. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until December 31, 2021. As of September 30, 2021, the Company had $12.7 million remaining under the current stock repurchase authorization.

OFF-BALANCE SHEET ARRANGEMENTS

As financial services providers, the Bank routinely is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit, commitments to sell loans, and interest rate swaps. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of September 30, 2021 and December 31, 2020, there were no reserves for unfunded commitments. For additional information, see “Note 19 – Commitments and Contingencies” to the consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of its consolidated financial statements.

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

NON-GAAP FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains certain financial information determined by methods other than those in accordance with GAAP. Management believes that it is a standard practice in the banking industry to present these non-GAAP financial measures, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP; nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. See our reconciliation of non-GAAP financial measures to their most closely comparable GAAP financial measures below.

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
-
Net Charge-offs to Average Loans (Originated and Acquired).
-
Nonperforming Loans to Loans, Before Allowance for Loan Losses (Originated and Acquired).
-
Nonperforming Assets to Loans, Before Allowance for Loan losses and Foreclosed Assets (Originated and Acquired).

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net income	$13,715	$10,563	$42,677	$24,203
Adjustments:
Acquisition expenses	(380)	—	(537)	—
Branch closure expenses	(644)	—	(748)	—
Charges related to termination of certain employee benefit plans	—	—	—	(1,457)
Mortgage servicing rights fair value adjustment	40	(268)	1,425	(2,947)
Total adjustments	(984)	(268)	140	(4,404)
Tax effect of adjustments	220	76	(143)	1,255
Less adjustments after tax effect	(764)	(192)	(3)	(3,149)
Adjusted net income	$14,479	$10,755	$42,680	$27,352

Average assets	$3,965,051	$3,512,691	$3,884,115	$3,385,015

Return on average assets *	1.37%	1.20%	1.47%	0.96%
Adjusted return on average assets *	1.45	1.22	1.47	1.08

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$13,715	$10,563	$42,677	$24,203
Earnings allocated to participating securities (1)	(25)	(28)	(81)	(62)
Numerator for earnings per share - basic and diluted	$13,690	$10,535	$42,596	$24,141

Adjusted net income	$14,479	$10,755	$42,680	$27,352
Earnings allocated to participating securities (1)	(27)	(28)	(81)	(69)
Numerator for adjusted earnings per share - basic and diluted	$14,452	$10,727	$42,599	$27,283

Denominator:
Weighted average common shares outstanding	27,340,926	27,457,306	27,377,809	27,457,306
Dilutive effect of outstanding restricted stock units	13,921	—	11,412	—
Weighted average common shares outstanding, including all dilutive potential shares	27,354,847	27,457,306	27,389,221	27,457,306

Earnings per share - Basic	$0.50	$0.38	$1.56	$0.88
Earnings per share - Diluted	$0.50	$0.38	$1.56	$0.88

Adjusted earnings per share - Basic	$0.53	$0.39	$1.56	$0.99
Adjusted earnings per share - Diluted	$0.53	$0.39	$1.56	$0.99
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$30,715	$28,871	$89,544	$88,441
Tax-equivalent adjustment (1)	508	495	1,514	1,441
Net interest income (tax equivalent basis) (1)	$31,223	$29,366	$91,058	$89,882

Net interest margin (tax equivalent basis)
Net interest margin *	3.18%	3.39%	3.19%	3.63%
Tax-equivalent adjustment * (1)	0.05	0.06	0.05	0.06
Net interest margin (tax equivalent basis) * (1)	3.23%	3.45%	3.24%	3.69%

Average interest-earning assets	$3,831,886	$3,385,466	$3,755,897	$3,255,182

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$22,167	$22,485	$66,865	$69,291
Less: amortization of intangible assets	252	305	799	927
Adjusted noninterest expense	$21,915	$22,180	$66,066	$68,364

Net interest income	$30,715	$28,871	$89,544	$88,441
Total noninterest income	8,392	10,052	27,974	23,364
Operating revenue	39,107	38,923	117,518	111,805
Tax-equivalent adjustment (1)	508	495	1,514	1,441
Operating revenue (tax-equivalent basis) (1)	$39,615	$39,418	$119,032	$113,246

Efficiency ratio	56.04%	56.98%	56.22%	61.15%
Efficiency ratio (tax equivalent basis) (1)	55.32	56.27	55.50	60.37
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	September 30,	December 31,
	2021	2020

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$378,821	$363,917
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	1,999	2,798
Tangible common equity	$353,202	$337,499

Tangible Assets
Total assets	$3,948,226	$3,666,567
Less: Goodwill	23,620	23,620
Less: Core deposit intangible assets, net	1,999	2,798
Tangible assets	$3,922,607	$3,640,149

Total stockholders' equity to total assets	9.59%	9.93%
Tangible common equity to tangible assets	9.00	9.27

Shares of common stock outstanding	27,334,428	27,457,306

Book value per share	$13.86	$13.25
Tangible book value per share	12.92	12.29

Reconciliation of Non-GAAP Financial Measure – Adjusted Return on Average Stockholders’ Equity and Adjusted Return on Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$380,863	$355,296	$369,933	$347,812
Less: Goodwill	23,620	23,620	23,620	23,620
Less: Core deposit intangible assets, net	2,152	3,284	2,414	3,589
Average tangible common equity	$355,091	$328,392	$343,899	$320,603

Net income	$13,715	$10,563	$42,677	$24,203
Adjusted net income	14,479	10,755	42,680	27,352

Return on average stockholders' equity *	14.29%	11.83%	15.42%	9.30%
Return on average tangible common equity *	15.32%	12.80%	16.59	10.08

Adjusted return on average stockholders' equity *	15.08	12.04	15.43%	10.50%
Adjusted return on average tangible common equity *	16.18	13.03	16.59	11.40

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Core Deposits
Total deposits	$3,419,556	$3,130,534
Less: time deposits of $250,000 or more	24,319	26,687
Less: brokered deposits	—	—
Core deposits	$3,395,237	$3,103,847

Core deposits to total deposits	99.29%	99.15%

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

The following table sets forth the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
September 30, 2021
+400	$100,561	23.9%	$24,819	22.4%	$40,406	38.3%
+300	80,493	19.2	19,053	17.2	31,610	29.9
+200	51,531	12.3	12,865	11.6	21,926	20.8
+100	9,067	2.2	5,970	5.4	11,153	10.6
Flat	—	—	—	—	—	—
-100	33,200	7.9	(4,177)	(3.8)	(7,029)	(6.7)

December 31, 2020
+400	$81,406	21.1%	$27,461	23.8%	$44,487	42.1%
+300	50,943	13.2	21,149	18.3	34,815	32.9
+200	11,166	2.9	14,272	12.4	24,197	22.9
+100	(26,976)	(7.0)	6,851	5.9	12,350	11.7
Flat	—	—	—	—	—	—
-100	29,295	7.6	(4,088)	(3.5)	(7,262)	(6.9)

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2021, all of which were conducted in compliance with Rule 10b-18 and Regulation M under the Securities Exchange Act of 1934, as amended:

			Total Number	Approximate
			of Shares	Dollar Value of Shares
			Purchased as	That May Yet be
	Total Number	Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	Per Share	or Programs	(in thousands)
July 1 - 31, 2021	10,576	$16.92	10,576	$12,841
August 1 - 31, 2021	10,049	16.39	10,049	12,677
September 1 - 30, 2021	—	—	—	12,677
Total	20,625	$16.66	20,625	$12,677

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

HBT FINANCIAL, INC.

November 5, 2021	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)