Form 10-K
period 2021-12-31
HBT Financial, Inc.
filed 2022-03-11
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $164.7 million, determined using a per share closing price for the registrant’s common stock on that date of $17.41, as quoted on The Nasdaq Global Select Market.

As of February 22, 2022, there were 28,989,366 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of HBT Financial, Inc. to be filed within 120 days of December 31, 2021.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings and liquidity. Forward looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	environmental liability associated with our lending activities;
●	the effects of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, and our loan originations, and our modeling estimates relating to interest rate changes;
●	changes in and uncertainty related to benchmark interest rates used to price our loans, including the elimination of LIBOR;
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”), pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to attract and retain skilled employees or changes in our management personnel;
●	any failure or interruption of our information and communications systems;
●	our ability to identify and address cybersecurity risks;
●	the effects of the failure of any component of our business infrastructure provided by a third party;
●	our ability to keep pace with technological changes;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States generally or in Illinois in particular;
●	the geographic concentration of our operations in Illinois and Iowa;
●	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to attract and retain customer deposits;
●	severe weather, natural disasters, pandemics, acts of war or terrorism or other external events;
●	the length and severity of the COVID-19 pandemic, and the effects of the COVID-19 pandemic, including the impact of the pandemic on our operations and the operations of our customers and the communities that we serve;
●	possible impairment of our goodwill and other intangible assets;
●	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
●	our prior status as an S Corp;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;
●	market perceptions associated with certain aspects of our business;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of Sarbanes-Oxley; and

●	damage to our reputation from any of the factors described above, in Part I, Item 1A “Risk Factors”, Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations", or elsewhere in this Annual Report on Form 10-K.

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

PART I

ITEM 1.        BUSINESS

COMPANY OVERVIEW

HBT Financial, Inc. (the “Company”), a Delaware corporation incorporated in 1982, is a bank holding company headquartered in Bloomington, Illinois that has elected to be regulated as a financial holding company. As of December 31, 2021, we had total assets of $4.3 billion, loans held for investment of $2.5 billion, and total deposits of $3.7 billion. Through our bank subsidiary, Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”), we provide a comprehensive suite of business, commercial and retail banking products and services to consumers, businesses, and municipal entities throughout Central and Northeastern Illinois and Eastern Iowa. The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “HBT.”

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

The foundation for our success has been built upon a steadfast commitment to our core operating principles:

●	Prioritize safety and soundness. We engage in safe and sound banking practices that preserve the asset quality of our balance sheet and protect our deposit base.
●	Maintain strong profitability. We have produced consistently strong earnings even through challenging times such as the 2008-2009 financial crisis as well as the COVID-19 pandemic.
●	Continue disciplined growth. We have a strong track record of organic and acquisitive growth with our seasoned senior management team.
●	Uphold our Midwestern values. We convey the values of the Midwest through hard work, perseverance and doing the right things. We serve our customers well; provide employment, development opportunities, and rewards for our staff; and generate good returns for our stockholders.

NXT BANCORPORATION, INC. ACQUISITION

On October 1, 2021, HBT completed its acquisition of NXT Bancorporation, Inc. (NXT), the holding company for NXT Bank. The acquisition expanded HBT’s footprint into Eastern Iowa with four locations that began operating as branches of Heartland Bank in December 2021. NXT added total assets of $234 million, total loans of $195 million, and total deposits of $182 million.

Cash consideration of approximately $10.6 million and stock consideration of approximately 1.8 million shares of HBT common stock resulted in aggregate consideration of $39.9 million. Goodwill of $5.7 million was created in the acquisition. Acquisition-related expenses totaled $1.4 million during 2021 and consisted primarily of investment banker fees, legal fees, and data processing expenses.

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

Additionally, we provide traditional trust and investment services, farmland management, and farmland sales through our Wealth Management division.

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

Regulatory CRE

We provide financing for a wide variety of property types including multi-family, retail, warehouse, office, senior living, and hotel/motel. Our C&D portfolio includes both ground up construction projects and renovation projects in addition to some developed and undeveloped land. We focus on borrowers with successful backgrounds in owning, managing, and developing real estate projects.

C&I and Owner-occupied CRE

We make loans to a wide variety of businesses with no material concentration in any one industry. C&I loans primarily include loans for working capital and equipment needs. Owner-occupied CRE primarily includes amortizing first mortgage loans on properties occupied by our C&I customers. We focus on small and middle market businesses in the communities that we serve.

Agriculture and Farmland

With our roots in smaller communities throughout Central Illinois and Eastern Iowa, we have a long history of financing agriculture production and land. We originate loans to agriculture producers for input costs, equipment, and land. Most of our agriculture loans are to family farms growing corn and soybeans.

One-to-Four Family Residential

These loans include both owner-occupied and non-owner occupied one-to-four family homes and condominiums. They consist of first mortgage amortizing loans, second mortgage amortizing loans, and home equity lines of credit. These loans primarily consist of loans originated by our lenders through our branch network on properties in the communities that we serve.

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

Wealth Management

Our wealth management division provides financial planning to consumers, trusts, and estates; trustee and custodial services; investment management; corporate retirement plan consulting and administration; and retail brokerage services. Further, our agriculture services department operates under our wealth management division and provides farm management services and brokers farmland sales and crop insurance throughout our markets.

Residential Mortgage Origination and Servicing

We originate one-to-four family residential mortgage loans and generally sell those loans in the secondary market. Loans are originated by our mortgage lenders within our branch network. To a lesser extent, we purchase loans originated by other banks that are in turn sold into the secondary market. We sell conventional loans to both Freddie Mac and Fannie Mae and retain the servicing for substantially all those loans. We also originate FHA, VA, and Rural Development loans, which are typically sold servicing released.

MARKET AREA

We currently operate 57 branch locations in Central and Northeastern Illinois and four in Eastern Iowa. We hold a leading deposit market share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Our long history of providing relationship-based, personal banking services; the successful integration of several strategic in-market acquisitions; and a relatively small presence of money center and super-regional banks in our mid-sized markets has enabled us to maintain meaningful market share in these markets.

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

BUSINESS STRATEGY

We intend to pursue the following strategies that we believe will continue to drive growth while maintaining our high levels of asset quality and profitability:

Preserve Strong Ties to our Communities

Our community banking approach stems from our Midwestern values—hard work; perseverance; and doing the right things for our customers, staff, stockholders, and communities. Our senior management team lives and works in the communities we serve, and our commitment to delivering banking products and services that support the needs of our target customers enables us to preserve and grow share in our markets. The quality of our comprehensive suite of products and services coupled with our relationship-based approach to banking contribute meaningfully to our growth and success.

Deploy Excess Deposit Funding into Loan Growth Opportunities

Our strong market share in our core mid-sized markets provides a stable source of attractive funding. Our management believes our scale in these mid-sized markets and the relative scarcity of money center banking institutions operating in them creates a highly defensible market position whereby we can continue to maintain our funding cost advantage relative to our peer groups. We believe the Chicago MSA provides significant opportunities for loan growth. Many competitors in this market are money center or super-regional banks, and we believe our responsive, local decision-making provides a competitive advantage over these larger, more bureaucratic institutions. Further, we expect to continue to benefit from continued market disruption in the Chicago MSA, caused by recent significant bank acquisitions, by acquiring talent and customers experiencing displacement.

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

HUMAN CAPITAL RESOURCES

Employees

At December 31, 2021, we had 728 full-time equivalent employees. Our employees are not represented by a collective bargaining unit, and we consider our working relationship with our employees to be good. At December 31, 2021, our average tenure was 9.0 years.

Employee Engagement and Retention

We recognize that the fulfillment of our mission requires attracting, developing, and retaining a diverse group of highly qualified employees. To support these objectives, our human resources programs are designed to identify, reward, and recognize excellent performance and loyalty. We utilize regular employee engagement surveys to seek feedback on a variety of topics, including but not limited to, confidence in Company leadership, competitiveness of compensation and benefits, career growth opportunities, corporate culture, and communications. We provide a variety of employee recognition programs and an open, social work environment that encourages employees to be engaged and inclusive.

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

In continued response to the COVID-19 pandemic and complying with federal, state, and local guidelines, we have maintained heightened cleaning protocols and other safety measures at all locations, permitted work from home to continue for many employees, and adjusted branch services to ensure a safe environment. Enhanced employee benefits coverage related to the pandemic, including waiving costs associated with testing and treatment, continue to be in place. Additional paid time off was granted to employees to get the vaccine and recover from any side effects.

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

Financial technology companies are becoming a more direct threat to traditional financial institutions as they begin to offer deposit accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) alongside their core product offerings.

We seek to meet this competition by emphasizing personalized service, efficient decision-making tailored to individual needs, and offering robust digital functionality. We do not rely on any individual, group, or entity for a material portion of our loans or our deposits.

We continue to see increased competitive pressures on loan rates and terms. Competition for deposit customers was minimal in 2021 given the excess liquidity at most financial institutions. Continued loan pricing pressure may affect our financial results in the future.

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

INITIAL PUBLIC OFFERING

On October 11, 2019, we priced our initial public offering (the “IPO”). In the IPO, we issued and sold 9,429,794 shares of common stock and received proceeds, net of offering costs, of approximately $138 million. The proceeds were used to fund a $170 million special dividend, or $9.43 per share, to stockholders of record prior to the IPO.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes, and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service (the “IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.

We are subject to federal and state banking laws that impose a comprehensive system of supervision, regulation, and enforcement on our operations that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates, and our payment of dividends.

In reaction to the global financial crisis, and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. These reforms have been favorable to our operations.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available, and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and our subsidiary bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact.  These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews, and they have continued using virtual bank examinations in 2022

Reference is made to the COVID-19 discussion under “Risks Related to the COVID-19 Pandemic” under Item 1A - “Risk Factors” and “COVID-19 Response and Impact Overview” under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussions of the impact of the COVID-19 pandemic.  In addition, information as to selected topics is contained in the relevant sections of this Supervision and Regulation discussion provided below.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels

Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets, for the purpose of the capital ratio calculations, needed to be risk weighted (the theory being that riskier assets should require more capital), and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule

The U.S. bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (the “Basel III Rule”). Basel III established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously - it increased the required quantity and quality of capital; and it required a more complex, detailed, and calibrated assessment of risk in the calculation of risk weightings.

The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital, and it required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock), and pay discretionary bonuses to executive officers without restriction, also must maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic, reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

Well-Capitalized Requirements

The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. Higher capital levels also could be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the Federal Reserve, in order to be well capitalized, a banking organization must maintain:

●	A ratio of Common Equity Tier 1 Capital to risk-weighted assets of 6.5% or more;
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2021: (i) the Bank was not subject to a directive from the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well-capitalized. The Company also is in compliance with the capital conservation buffer.

Prompt Corrective Action

The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending on the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification

Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%.  The Company may elect the CBLR framework at any time, but has not currently determined to do so.

Supervision and Regulation of the Company

General

As the sole shareholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are legally obligated to act as a source of financial strength to the Bank, and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations, and such additional information regarding us and our subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Financial Holding Company Election

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company, or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “-The Role of Capital” above.

The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank, and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking, and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity, or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. To maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control

Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements

Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—The Role of Capital” above.

Dividend Payments

The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (“DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Incentive Compensation

There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices.

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation

The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended (“Securities Act”), and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance

The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Bank

General

The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting, and enforcement requirements of the IDFPR, the chartering authority for Illinois banks.  Because the Bank is not a member of the Federal Reserve System, it is subject to the examination, supervision, reporting, and enforcement requirements of the FDIC, as the Bank’s primary federal regulator.

Deposit Insurance

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system, whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion, for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio fell to 1.30% in 2020 because of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits to the Bank as of September 30, 2020.

The DIF balance was $121.9 billion on September 30, 2021, up $1.4 billion from the end of the second quarter.  The reserve ratio remained at 1.27%, as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments

All Illinois-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2021, the Bank paid supervisory assessments to the IDFPR totaling approximately $294,000.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements

Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”) is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio (“NSFR”) is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source, and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. Although these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of developments.

Dividend Payments

Our primary source of funds is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The IDFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, however, the FDIC and the IDFPR may prohibit the payment of dividends by the Bank if either or both determine that such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

State Bank Investments and Activities

The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Insider Transactions

The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” We are an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to us, investments in our stock or other securities, and the acceptance of our stock and other securities as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements also are placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management

The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits, or require the institution to take any action that the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness also may constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity

The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information, and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all businesses and geographic locations.

Branching Authority

Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

Transaction Account Reserves

Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. The amount of reserves is determined by the Federal Reserve based on tranches of zero, three and ten percent of a bank’s transaction account deposits.  However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the legally mandated reserve maintenance requirement. The action permits the Bank to loan or invest funds that previously were unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Community Reinvestment Act Requirements

The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions also would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.  In a joint statement responding to the COVID-19 pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations.  The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering

The USA PATRIOT Act, the Bank Secrecy Act ( “BSA”) and other similar laws are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. These laws mandate financial services companies to have policies and procedures with respect to measures designed to address the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Federal Home Loan Bank Membership

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System, an organization created under the Federal Home Loan Bank Act of 1932 to serve as a central credit facility for its members through eleven U.S. government-sponsored banks, including the FHLB of Chicago. The FHLB of Chicago makes loans to member banks in the form of advances, all of which are required to be fully collateralized, as determined by the FHLB of Chicago. In the event that a member financial institution fails, the right of the FHLB of Chicago to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors. To qualify for membership in the FHLB System, and to be eligible to borrow funds from such Federal Home Loan Bank under the FHLB System’s advance program, the Bank is required to hold a certain amount of common stock in one of the Federal Home Loan Banks. There is no secondary market for the FHLB of Chicago’s common stock, but additional purchases from, or repurchases by, the FHLB of Chicago may occur under prescribed circumstances. Specifically, the board of directors of the FHLB of Chicago can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLB of Chicago depends entirely upon the occurrence of future events, we are unable to determine the extent of future required potential payments to the FHLB of Chicago at this time.

Residential Mortgage Lending

As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing the Truth in Lending Act, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability-to-repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

Concentrations in Commercial Real Estate

Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2021, the Bank did not exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and the CFPB’s enabling rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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
● COVID-19 Pandemic

The COVD-19 pandemic and the associated economic disruption has adversely affected our business operations, our financial results, and the financial condition of our borrowers and counterparties. The duration, severity, and lasting impacts of the COVID-19 pandemic remain unknown at this time.

● Credit Risks	Borrowers or counterparties may be unable or unwilling to repay their obligations to us in accordance with the underlying contractual terms which could lead to unexpected losses.
● Interest Rate Risks	Fluctuations in interest rates may reduce our earnings or the value of our financial instruments.
● Reference Rate Reform

We have financial instruments – including loans, securities, debt, and interest rate swaps – that include LIBOR as a “benchmark” or “reference rate”. The phase-out of LIBOR may adversely impact the value of, return on, and market for our LIBOR-based financial instruments or lead to disputes or litigation with counterparties.

● Liquidity Risks	An inability to obtain liquid funds at a reasonable price to timely meet our financial obligations may have a material adverse impact on our operations and jeopardize our business.
● Technology and Cybersecurity Risks	Our business is highly dependent upon secure and uninterrupted information technology systems. A disruption or breach to these systems may have a material adverse impact on our business.
● Legal and Regulatory Compliance Risks	The banking industry is highly regulated. Failure to comply with the laws and regulations to which we are subject, or changes in them, may adversely impact us.
● Business Strategy

Our strategy of pursuing growth via suitable acquisitions exposes us to heightened operational risks and could have a material adverse impact on our financial condition, results of operations, and growth prospects.

● Ownership of Our Common Stock	Our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016, has significant influence over us, and its interests could conflict with those of our other stockholders.
● External Risks	Adverse changes in the economic conditions, particularly such changes in the Illinois and Iowa markets we operate, may adversely impact our borrowers and our business.

RISK RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic is adversely affecting us, our business, employees, customers, counterparties and third-party service providers, and the lasting impacts on our business, financial position, results of operations, liquidity and prospects is uncertain.

The COVID-19 pandemic (“COVID-19”) has caused significant economic disruption throughout the United States and the communities we serve. While the economic outlook generally improved in 2021, and has continued to improve into 2022, compared to 2020, uncertainty surrounding potential surges in COVID-19 infections with new virus variants and the longer lasting impacts on specific industries remains.

Declines in demand for the goods and services of our customers’ and counterparties’ businesses due to COVID-19, such as in the hospitality industry, could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. Additionally, staffing shortages, such as in the health care industry, and supply chain disruptions have driven labor and operating costs higher for our customers’ and counterparties’ businesses which could adversely impact their ability to repay obligation to us and lead to unexpected credit losses.

Although economic activity has generally increased since 2020, our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The uncertainty caused by COVID-19 may result in a decline in demand for our products and services, including loans and deposits. This may result in a significant decrease in business and could negatively impact our results of operations, our growth strategy, and our ability to make payments under our subordinated note and junior subordinated debenture obligations as they become due.

Our workforce, and the workforces of our third-party service providers, have been, and may continue to be, adversely impacted by COVID-19. We continue to take precautions to protect the safety and well-being of our employees and customers, including complying with evolving mitigation guidelines and mandates, but no assurance can be given that our actions will be adequate or appropriate. Our business continuity plan and the efforts we have taken to adapt our workforce and business to the current environment has resulted in, and may continue to require us to incur, increased expenses. Additionally, changing workforce preferences, such as work from home arrangements, and heightened pressures on wage growth may adversely impact our ability to attract and retain top talent and our results of operations.

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

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, foreclosed real estate and other repossessed assets may not accurately describe the fair value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the fair value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of real estate and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our foreclosed assets, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

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

The Federal Reserve has signaled that it will begin to increase rates, taper its quantitative easing program, and reduce its balance sheet of bonds and other assets in 2022, but will do so with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions so as not to disrupt the financial systems, also known as “shocks;” despite this, the impact of these changes cannot be certain.  Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well as to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity, and the availability of credit.  Furthermore, asset liquidation pressures can be amplified by liquidity mismatches and the leverage of certain nonbank financial intermediaries such as hedge funds.  The financial crisis in March 2020 also demonstrated that pressures on dealer intermediation can limit the availability of liquidity during times of market stress.  Given the interconnectedness of the global financial system, these vulnerabilities could impact the Company’s business operations and financial condition.

RISKS RELATED TO REFERENCE RATE REFORM

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom Financial Conduct Authority (the “FCA”), the authority that regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after the end of 2021, creating considerable uncertainty regarding the publication of such rates beyond 2021. In March 2021, the FCA announced that the 1-week and 2-month U.S. dollar LIBOR will cease to be published at the end of 2021, with the remaining U.S. dollar LIBOR panels ceasing at the end of June 2023. The transition away from LIBOR to alternative reference rates could have a negative impact on the value of, return on, and trading market for the LIBOR-based loans and securities in our portfolio and an adverse impact on the availability and cost of hedging instruments and borrowings. In addition, we may incur expenses if we are required to renegotiate the terms of existing agreements that govern LIBOR-based products as a result of the transition away from LIBOR, and could be subject to disputes or litigation with counterparties regarding the interpretation and enforceability of provisions in existing LIBOR-based products regarding fallback language or other related provisions, as the economics of various alternative reference rates differ from LIBOR. The impact on the valuation, pricing, and operation of our LIBOR-based financial instruments and the cost of transitioning to the use of alternative reference rates is not yet known and could have an adverse effect on our results of operations.

We have issued fixed-to-floating subordinated notes which include the Secured Overnight Financing Rate (“SOFR”) as the reference rate during the floating rate period. SOFR differs fundamentally from, and may not be a comparable substitute for, LIBOR.

In June 2017, the Alternative Reference Rates Committee (the "ARRC") convened by the Federal Reserve and the Federal Reserve Bank of New York announced SOFR as its recommended alternative to LIBOR. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. For example, SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

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

Financial institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance.

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

Effective October 11, 2019, the Company revoked its S Corp status and became a taxable entity that is subject to U.S. federal income tax. If the unaudited, open tax years in which we were an S Corp are audited by the IRS and we are determined not to have qualified for, or to have violated, our S Corp status, we will be obligated to pay back taxes, interest and penalties. The amounts that we would be obligated to pay could include tax on all of our taxable income while we were an S Corp. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

We could become obligated to make payments to the pre-IPO stockholders for any additional federal, state or local income taxes assessed against such pre-IPO stockholder for tax periods prior to the completion of the IPO.

Prior to October 11, 2019, we were treated as an S Corp for U.S. federal income tax purposes. Because we had been an S Corp, our pre-IPO stockholders had been taxed on our income as individuals. Therefore each pre-IPO stockholder has received certain distributions ("tax distributions") from us that were generally intended to equal the amount of tax such was required to pay with respect to our income. In connection with the IPO, our S Corp status terminated and we are now subject to federal and increased state income taxes. In the event of an adjustment to our reported taxable income for periods prior to termination of our S Corp status, it is possible that each pre-IPO stockholder will be liable for additional income taxes for those prior periods. Pursuant to the Amended Restated Stockholder Agreement, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corp, depending on the nature of the adjustment we may be required to make a payment to each of the pre-IPO stockholders in an amount equal to such pre-IPO stockholder's incremental tax liability, which amount may be material. In addition, we agreed to indemnify each pre-IPO stockholder with respect to unpaid income tax liabilities to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corp status terminates. In both cases, the amount of the payment would assume that such pre-IPO stockholder is taxed at the highest rate applicable to individuals for the relevant periods. We also agreed to indemnify each pre-IPO stockholder for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. However, each pre-IPO stockholder agreed to indemnify us with respect to our unpaid tax liabilities (including interest and penalties) to the extent that such unpaid tax liabilities are attributable to a decrease in the shareholder's taxable income for any for tax period and a corresponding increase in the Company's taxable income for any period.

We are subject to capital adequacy requirements and may be subject to more stringent capital requirements and, if we fail to meet these requirements, we will be subject to restrictions on our ability to make capital distributions and other restrictions.

The Basel III Rule require us to maintain a minimum Common Equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 capital ratio of 6%, a minimum total capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%, and a capital conservation buffer of greater than 2.5% of risk-weighted assets (the "Capital Conservation Buffer"). Failure to maintain the Capital Conservation Buffer would result in increasingly stringent restrictions on our ability to make dividend payments and other capital distributions and to pay discretionary bonuses to our executive officers. See "Supervision and Regulation—The Role of Capital" for more information on the capital adequacy standards that we must meet and maintain.

While we currently meet the requirements of the Basel III Rule, we may fail to do so in the future and may be unable to raise additional capital to remediate any capital deficiencies. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities or restricting the commencement of new activities, including our growth initiatives, and could affect customer and investor confidence, our costs of funds and level of required deposit insurance assessments to the FDIC, our ability to pay dividends on our capital stock, our ability to make acquisitions, and our business, results of operations and financial conditions generally.

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

The Dodd-Frank Act established the CFPB as an independent federal agency that has broad rulemaking authority over consumer financial products and services for all financial institutions, including deposit products, residential mortgages, home-equity loans and credit cards. In addition, the CFPB also has exclusive supervisory and examination authority and primary enforcement authority with respect to various federal consumer financial laws and regulations for insured depository institutions with more than $10 billion in total consolidated assets. The Bank is not subject to the examination and supervisory authority of the CFPB because it has less than $10 billion in total assets, but it is required to comply with the rules and regulations issued by the CFPB. The FDIC has the primarily responsibility for supervising and examining the Bank’s compliance with federal consumer financial laws and regulations, including CFPB regulations. See "Supervision and Regulation—Supervision and Regulation of the Bank—Consumer Financial Services" for additional information.

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

The Community Reinvestment Act of 1977 ("CRA") requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of their entire communities, including low and moderate income areas. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See "Supervision and Regulation—Supervision and Regulation of the Bank—Community Reinvestment Act Requirements".

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

Financial institutions are required under the USA PATRIOT Act of 2001 and the BSA to develop programs to prevent financial institutions from being used for money-laundering, terrorist financing and other illicit activities. Financial institutions are also obligated to file suspicious activity reports with the Office of Financial Crimes Enforcement Network ("FinCEN") of the Treasury if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, FinCEN  requires financial institutions to enhance their Customer Due Diligence programs, including verifying the identity of beneficial owners of qualifying business customers. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, but these policies may not be effective to provide such compliance. If we violate these laws and regulations, or our policies, procedures and systems are deemed deficient, we could face severe consequences, including sanctions, fines, regulatory actions and reputational consequences. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy because certain of our market areas are comprised of mature, rural communities with limited population growth. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. In light of the foregoing, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits, identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

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

As of December 31, 2021, our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016 (“the Voting Trust”), owned approximately 59.4% of the outstanding shares of our common stock and its trustee is our Chairman and Chief Executive Officer. As a result, the Voting Trust is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The Voting Trust may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Holders of our common stock are only entitled to receive such cash dividends as our board, in its sole discretion, may declare out of funds legally available for such payments. Any decision to declare and pay dividends will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, our general liquidity needs, and other factors that our board deems relevant. As a bank holding company, our ability to declare and pay dividends to our stockholders is subject to certain banking laws, regulations, and policies, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. In addition, we are a separate legal entity, and, accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from the Bank. The ability of the Bank to make distributions or pay dividends to us is subject to its earnings, financial condition, and liquidity needs, as well as federal and state laws, regulations, and policies applicable to the Bank, which limit the amount the Bank can pay as dividends or other capital distributions to us. Finally, our ability to pay dividends to our stockholders, or the Bank’s ability to pay dividends or other distributions to us, may be limited by covenants in any financing arrangements that we or the Bank may enter into in the future. See “Supervision and Regulation.”

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

We are an emerging growth company, as defined in the Jumpstart Our Business Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after our IPO, which fifth anniversary will occur in 2024. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have taken advantage of certain reduced disclosure obligations regarding executive compensation and may elect to take advantage of other reduced disclosure obligations in future filings. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the price for our common stock may be more volatile.

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

Our restated certificate of incorporation and amended and restated bylaws will contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:

●	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
●	prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders, if the Voting Trust ceases to own more than 35% of our outstanding common stock;
●	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
●	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	prohibit stockholders from calling special meetings of stockholders.

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

Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control," as defined under applicable law, of an FDIC-insured depository institution. These laws include the BHCA and the CBCA. These laws could, among other things, limit the equity held by certain stockholders, restrain a stockholder’s ability to influence proxy matters, or prevent an acquisition of the Company, in each case without first obtaining regulatory approval. See “Supervision and Regulation—Supervision and Regulation of the Company—Change in Control."

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

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Illinois and Iowa. The economic conditions in our local markets may be different from, or worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate.

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

Continued elevated levels of inflation could adversely impact our business and results of operations.

The United States has recently experienced elevated levels of inflation.  Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse.  For example, if interest rates were to rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio would be negatively impacted.  In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations.  Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates as a result of the COVID-19 pandemic, expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

The State of Illinois has experienced significant financial difficulties, and this could adversely impact certain borrowers and our business.

Historically, the financial condition of the State of Illinois has been characterized by significant financial difficulties, including material pension funding shortfalls and large budget deficits. These issues could impact the economic vitality of the State of Illinois and our customers, and could specifically encourage businesses to relocate, and discourage new employers from starting or moving businesses to Illinois. These issues could also result in delays in the payment of accounts receivable owed to borrowers that conduct business with the State of Illinois and Medicaid payments to nursing homes and other healthcare providers in Illinois and impair their ability to repay their loans when due.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

Many of the loans in our portfolio are secured by real estate as a primary or secondary component of collateral, with substantially all of these real estate loans concentrated in Illinois and Iowa. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers. Cook County, in particular, has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and land development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.

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

Additionally, while we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.  Potential partnerships with digital asset companies, moreover, could also entail significant investment.

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

PART II.

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Record

HBT Financial, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBT.”

As of February 22, 2022, HBT Financial, Inc. had approximately 65 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends

During 2021, we paid quarterly cash dividends of $0.15 per share on our common stock. The quarterly cash dividend was increased to $0.16 per share on January 25, 2022. We expect to continue our policy of paying quarterly cash dividends. Our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Issuer Purchases of Equity Securities

On November 2, 2020, the Company’s board of directors approved a stock repurchase program that authorized the Company to repurchase up to $15 million of its common stock which expired on December 31, 2021 (the “2021 Repurchase Plan”). On December 14, 2021, the Company’s board of directors approved a new stock repurchase program that took effect upon the expiration of the old stock repurchase program and expires on January 1, 2023 (the “2022 Repurchase Plan”). The 2022 Repurchase Plan authorizes the Company to repurchase up to $15 million of its common stock. The timing of purchases and number of shares repurchased are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program could be suspended or discontinued at any time without notice.

The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2021:

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares That May Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
October 1 - 31, 2021	78,565	$16.67	78,565	$11,367
November 1 - 30, 2021	40,421	18.63	40,421	10,614
December 1 - 31, 2021	28,397	18.32	28,397	10,094
Total	147,383	$17.52	147,383	$10,094	(1)
(1)

As of December 31, 2021, there was $10,094,000 left under the 2021 Repurchase Plan, which expired on December 31, 2021. There are no longer any shares subject to repurchase under the 2021 Repurchase Plan. The 2022 Repurchase Plan took effect on January 1, 2022, and there remains $15 million in common stock subject to repurchase thereunder.

Unregistered Sales of Equity Securities

None.

Stock Performance Graph

The performance graph and table below compares the cumulative total return on the Company’s common stock from October 11, 2019 (the date of the Company’s IPO and listing on the Nasdaq Global Select Market through December 31, 2021, with the cumulative total return of: (a) the Russell 2000 Index which reflects a broad equity market index and (b) the S&P 600 Small Cap Bank Index. The performance graph and table assume an initial investment of $100 and reinvestment of dividends. Returns are presented on a total return basis.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among HBT Financial, Inc., the Russell 2000 Index,
and S&P 600 Small Cap Bank Index
$160
$150
$140
$130
$120
$110
$100
$90
Index Value
10/11/2019
12/31/2019
12/31/2020
12/31/2021
Period Ending
HBT Financial, Inc.
Russell 2000
S&P 600 Small Cap Bank Index

*$100 invested on 10/11/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Russell Investment Group. All rights reserved.

	October 11,	December 31,	December 31,	December 31,
Index	2019	2019	2020	2021
HBT Financial, Inc.	$100.00	$122.20	$101.97	$130.55
Russell 2000 Index	100.00	110.74	132.84	152.53
S&P 600 Small Cap Bank Index	100.00	109.98	101.30	135.81

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

ITEM 6.         [RESERVED]

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its consolidated subsidiaries.

Management’s discussion and analysis should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 “Business”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Part II, Item 8 “Financial Statements and Supplementary Data”. Detailed discussion and analysis of the financial condition and results of operation for 2021 as compared to 2020 can be found below.

OVERVIEW

HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. HBT provides a comprehensive suite of business, commercial, wealth management, and retail banking products and services to businesses, families, and local governments throughout Central and Northeastern Illinois and Eastern Iowa. As of December 31, 2021, the Company had total assets of $4.3 billion, loans held for investment of $2.5 billion, and total deposits of $3.7 billion.

Market Area

We currently operate 61 branch locations in Central and Northeastern Illinois and Eastern Iowa. We hold a leading deposit share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of the loan and deposit balances by geographic region.

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Total loans
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$527,161	$523,418
Champaign-Urbana	191,646	214,646
Chicago	1,196,605	1,132,893
Lincoln	87,153	103,614
Ottawa-Peru	101,117	107,098
Peoria	123,143	165,337
Total Illinois	2,226,825	2,247,006
Iowa	272,864	—
Total loans	$2,499,689	$2,247,006

Total deposits
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$887,587	$774,082
Champaign-Urbana	203,899	174,653
Chicago	1,237,486	1,077,691
Lincoln	203,098	201,012
Ottawa-Peru	407,156	347,211
Peoria	610,155	555,885
Total Illinois	3,549,381	3,130,534
Iowa	188,804	—
Total deposits	$3,738,185	$3,130,534

NXT Bancorporation, Inc. Acquisition

On October 1, 2021, the Company completed its acquisition of NXT, the holding company for NXT Bank, which was previously announced on June 7, 2021. The acquisition expands the Company’s footprint into Eastern Iowa with four locations that began operating as branches of Heartland Bank following the merger and system conversion of NXT Bank into Heartland Bank in December 2021. After considering business combination accounting adjustments, NXT added total assets of $234 million, total loans of $195 million, and total deposits of $182 million.

Cash consideration of approximately $10.6 million and stock consideration of approximately 1.8 million shares of HBT common stock resulted in aggregate consideration of $39.9 million. Goodwill of $5.7 million was recorded in the acquisition.

The acquisition of NXT provides an opportunity to utilize the Company’s existing excess liquidity to replace NXT’s higher cost funding. Additionally, Heartland Bank’s broader range of products and services and greater ability to meet larger borrowing needs provides an opportunity to expand NXT customer relationships.

The Company incurred the following pre-tax acquisition expenses related to the acquisition of NXT during the year ended December 31, 2021 (dollars in thousands):

Salaries	$65
Furniture and equipment	18
Data processing	355
Marketing and customer relations	12
Loan collection and servicing	11
Legal fees and other noninterest expense	955
Total NXT acquisition-related expenses	$1,416

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

The Company incurred the following pre-tax branch closure costs during the year ended December 31, 2021 (dollars in thousands):

NONINTEREST INCOME
Gains (losses) on other assets	$(682)

NONINTEREST EXPENSE
Salaries	53
Marketing and customer relations	6
Legal fees and other noninterest expense	7
Total noninterest expense	66
Total branch closure costs	$748

COVID-19 Response and Impact Overview

The Company has taken a number of steps to support our employees and customers while prioritizing the health and safety of all involved, including, but not limited to:

●	Continued to place the health of customers and employees first by maintaining enhanced cleaning protocols and other safety measures at all locations;
●	Enabling work from home for many employees and social distancing for employees who need to report to the office;
●	Maintaining regular business hours at our branches and call center to continue serving our customers throughout the pandemic;
●	Participating in both rounds of the Small Business Administration’s Paycheck Protection Program; and
●	Offering loan payment modifications to customers experiencing financial hardship due to COVID-19.

Paycheck Protection Program Loans

In December 2020, the Paycheck Protection Program (PPP) was extended and allowed eligible borrowers to receive a second PPP loan. During 2021, we funded $104.7 million of PPP loans as part of the second round of the program.

We continue to process forgiveness applications for PPP loans, with $185.3 million of PPP loans originated in round 1 and $75.8 million of PPP loans originated in round 2 receiving full or partial forgiveness by December 31, 2021.

The following table summarizes outstanding PPP loans as of December 31, 2021:

	Round 1	Round 2	Total

	(dollars in thousands)
PPP loan balance, before net deferred origination fees	$54	30,926	$30,980
Net deferred origination fees	(1)	(1,491)	(1,492)
PPP loan balance	$53	29,435	$29,488

During the year ended December 31, 2021 and 2020, the deferred origination fees on PPP loans were reduced by direct origination costs of $0.5 million and $0.5 million, respectively, consisting primarily of salaries and benefits costs. Net deferred origination fees on PPP loans of $9.2 million and $3.0 million during the years ended December 31, 2021 and 2020, respectively, were recognized as taxable loan interest income. Recognition of net deferred origination fees is accelerated upon loan forgiveness or repayment prior to contractual maturity.

Payment Modifications Related to COVID-19

Loan payment modifications were made for borrowers experiencing financial hardship due to COVID-19, with substantially all modifications in the form of a three-month interest-only period or a one-month payment deferral. Consistent with the applicable accounting and regulatory guidance, short-term loan payment modifications such as these are generally not considered to be a troubled debt restructuring.

The volume of loan modification requests related to a COVID-19 financial hardship have declined significantly from its height during the second quarter of 2020. As of December 31, 2021 and 2020, the total outstanding balance of loans with an existing payment modification related to a COVID-19 financial hardship were $0.2 million and $28.0 million, respectively.

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

The below table summarizes loan balances within the restaurant and hotel industries, along with risk rating information, as of December 31, 2021:

	Carrying Balance			Substandard
	Non-PPP Loans	PPP Loans	Total	Risk Rating

	(dollars in thousands)
Restaurants
Commercial and industrial	$3,335	$6,263	$9,598	$4
Commercial real estate - owner occupied	17,372	—	17,372	1,723
Commercial real estate - non-owner occupied	11,254	—	11,254	—
Construction and land development	737	—	737	—
Total	$32,698	$6,263	$38,961	$1,727

Hotels
Commercial and industrial	$75	$680	$755	$—
Commercial real estate - non-owner occupied	56,710	—	56,710	4,143
Construction and land development	11,246	—	11,246	—
Total	$68,031	$680	$68,711	$4,143

As of December 31, 2021, there were no loans within the restaurant and hotel industries that were granted a loan payment modification related to a COVID-19 financial hardship that had not returned to regular payments.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Economic Conditions

The Company’s business and financial performance are affected by economic conditions generally in the United States and more directly in the Illinois and Iowa markets where we primarily operate. The significant economic factors that are most relevant to our business and our financial performance include the general economic conditions in the U.S. and in the Company’s markets, unemployment rates, real estate markets, and interest rates.

COVID-19 Pandemic

Although the Company has had continuous business operations since the beginning of the COVID-19 pandemic, the pandemic has caused significant economic disruption throughout the United States and the communities that we serve. While the economic outlook generally improved in 2021 compared to 2020, uncertainty surrounding potential surges in COVID-19 infections with new virus variants and the longer lasting impact on specific industries remains. As a result, the businesses we serve may continue to be adversely impacted and the ability of our customers to maintain historic deposit levels or to fulfill their contractual obligations to us may deteriorate. This could adversely affect our asset valuations, financial condition, liquidity and results of operations, and the impacts may be material.

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

While some of these trends reversed in 2021, and have continued such reversal in the beginning of 2022, sustained improvements are highly dependent upon strengthening economic conditions. The COVID-19 pandemic continues to cause economic uncertainties which may again result in these and other adverse impacts to our financial condition and results of operations.

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

Growth in deposit balances and the forgiveness of PPP loans has resulted in significant cash inflows and excess liquidity. While some excess liquidity was invested into debt securities during 2021, the yields available were lower than existing portfolio yields. Decreases in interest rates, as well as the ongoing economic uncertainty, may decrease our net interest income and net interest margin in future periods, while increases in interest rates are expected to increase our net interest income and net interest margin in future periods.

Credit Trends

We focus on originating loans with appropriate risk / reward profiles. We have a detailed loan policy that guides our overall loan origination philosophy and a well-established loan approval process that requires experienced credit officers to approve larger loan relationships. Although we believe our loan approval process and credit review process are strengths that allow us to maintain a high quality loan portfolio, we recognize that credit trends in the markets in which we operate and in our loan portfolio can materially impact our financial condition and performance and that these trends are primarily driven by the economic conditions and the impact of COVID-19 in our markets.

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

FACTORS AFFECTING COMPARABILITY OF FINANCIAL RESULTS

S Corp Status

Prior to October 11, 2019, the Company elected to be taxed under sections of federal and state income tax law as an "S Corporation" which provides that, in lieu of Company income taxes, except for state replacement taxes, the stockholders separately account for their pro rata shares of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes, other than state replacement taxes, had been recognized in the accompanying consolidated financial statements prior to October 11, 2019.

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (“C Corporation”). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. In connection with the conversion of tax status, the Company recognized a deferred tax asset, and the associated income tax benefit, of $0.5 million.

The following table illustrates the impact of being taxed as a C Corporation:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands, except per share amounts)
As Reported
Income before income tax expense	$76,562	$49,573	$72,121
Income tax expense	20,291	12,728	5,256
Net income	$56,271	$36,845	$66,865

Earnings per share - Basic	$2.02	$1.34	$3.33
Earnings per share - Diluted	$2.02	$1.34	$3.33

Effective tax rate	26.5%	25.7%	7.3%

Unaudited Pro Forma C Corp Equivalent
Historical income before income tax expense	N/A	N/A	$72,121
C Corp equivalent income tax expense	N/A	N/A	18,749
C Corp equivalent net income	N/A	N/A	$53,372

C Corp equivalent earnings per share - Basic	N/A	N/A	$2.66
C Corp equivalent earnings per share - Diluted	N/A	N/A	$2.66

Effective tax rate	N/A	N/A	26.0%

N/A  Not applicable.

The C Corp equivalent effective rates reflect a federal tax rate of 21% and state income tax rate of 9.5%.

Jobs Act Accounting Election

We qualify as an “emerging growth company” under the JOBS Act. The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures as of and for the year ended December 31.

	As of or for the Year Ended December 31,
	2021	2020	2019

	(dollars in thousands, except per share amounts)
Consolidated Statement of Income Information
Total interest and dividend income	$128,223	$124,065	$143,735
Total interest expense	5,820	6,460	9,935
Net interest income	122,403	117,605	133,800
Provision for loan losses	(8,077)	10,532	3,404
Net interest income after provision for loan losses	130,480	107,073	130,396
Total noninterest income	37,328	34,456	32,751
Total noninterest expense	91,246	91,956	91,026
Income before income tax expense	76,562	49,573	72,121
Income tax expense	20,291	12,728	5,256
Net income	$56,271	$36,845	$66,865

C Corp equivalent net income (1)	N/A	N/A	$53,372
Adjusted net income (2)	56,840	39,734	57,427

Net interest income (tax-equivalent basis) (2) (3)	$124,431	$119,548	$136,109

Share and Per Share Information
Earnings per share - Diluted	$2.02	$1.34	$3.33
C Corp equivalent earnings per share - Diluted (1)	N/A	N/A	2.66
Adjusted earnings per share - Diluted (2)	2.04	1.44	2.86

Weighted average shares of common stock outstanding	27,795,806	27,457,306	20,090,270

Summary Ratios
Net interest margin	3.18%	3.54%	4.31%
Net interest margin (tax-equivalent basis) (2) (3)	3.23	3.60	4.38
Yield on loans	4.68	4.69	5.51
Yield on interest-earning assets	3.33	3.74	4.63
Cost of interest-bearing liabilities	0.23	0.29	0.45
Cost of total deposits	0.07	0.14	0.29

Efficiency ratio	56.46%	59.66%	53.80%
Efficiency ratio (tax-equivalent basis) (2) (3)	55.76	58.91	53.06

Return on average assets	1.41%	1.07%	2.07%
Return on average stockholders' equity	14.81	10.51	19.58
Return on average tangible common equity (2)	15.95	11.38	21.35

C Corp equivalent return on average assets (1)	N/A	N/A	1.65%
C Corp equivalent return on average stockholders' equity (1)	N/A	N/A	15.63
C Corp equivalent return on average tangible common equity (1) (2)	N/A	N/A	17.04

Adjusted return on average assets (2)	1.43%	1.15%	1.78%
Adjusted return on average stockholders' equity (2)	14.95	11.33	16.81
Adjusted return on average tangible common equity (2)	16.12	12.28	18.34
(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most comparable GAAP measures.
(3)	On a tax-equivalent basis assuming a federal tax rate of 21% and state income tax rate of 9.5%.

N/A  Not applicable.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

For the year ended December 31, 2021, net income was $56.3 million increasing by $19.4 million, or 52.7%, when compared to net income for the year ended December 31, 2020. Notable changes include the following:

●	A $18.6 million improvement in the provision for loan losses, primarily reflecting the improvements in the economic environment from a year ago.
●	A $4.8 million improvement in net interest income, due primarily to a $6.2 million increase in PPP loan fees recognized as loan interest income.
●	A $4.3 million improvement in the mortgage servicing rights fair value adjustment, primarily resulting from slower mortgage prepayment speed assumptions.
●	A $1.6 million improvement in card income, primarily due to the 2020 results reflecting a lower volume of debit and credit card transactions which coincided with the beginning of the COVID-19 pandemic and the related initial economic slowdown.
●	A $1.4 million decrease in employee benefits expense, primarily due to the 2020 results including a $1.5 million charge for the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020.
●	Partially offsetting these improvements was a $7.6 million increase in income tax expense, primarily as a result of higher pre-tax income.

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

The following tables set forth average balances, average yields and costs, and certain other information for the years ended December 31, 2021, 2020, and 2019. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, and purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Average			Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(dollars in thousands)
ASSETS
Loans	$2,271,544	$106,284	4.68%	$2,245,093	$105,196	4.69%	$2,178,897	$120,142	5.51%
Securities	1,148,900	21,348	1.86	789,062	17,875	2.27	759,479	20,582	2.71
Deposits with banks	422,828	527	0.12	282,130	938	0.33	164,986	2,951	1.79
Other	3,201	64	2.01	2,479	56	2.28	2,501	60	2.41
Total interest-earning assets	3,846,473	$128,223	3.33%	3,318,764	$124,065	3.74%	3,105,863	$143,735	4.63%
Allowance for loan losses	(27,999)			(27,661)			(21,704)
Noninterest-earning assets	162,064			156,397			149,227
Total assets	$3,980,538			$3,447,500			$3,233,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,024,888	$518	0.05%	$873,060	$647	0.07%	$821,480	$1,474	0.18%
Money market	521,366	437	0.08	474,033	697	0.15	463,233	1,837	0.40
Savings	595,887	188	0.03	477,260	196	0.04	430,220	278	0.06
Time	295,788	1,329	0.45	317,308	2,681	0.84	396,560	4,343	1.10
Total interest-bearing deposits	2,437,929	2,472	0.10	2,141,661	4,221	0.20	2,111,493	7,932	0.38
Securities sold under agreements to repurchase	50,104	34	0.07	49,714	48	0.10	41,177	72	0.18
Borrowings	1,653	9	0.54	1,080	2	0.22	351	9	2.60
Subordinated notes	39,275	1,879	4.78	12,869	616	4.79	—	—	—
Junior subordinated debentures issued to capital trusts	37,680	1,426	3.79	37,613	1,573	4.18	37,553	1,922	5.12
Total interest-bearing liabilities	2,566,641	$5,820	0.23%	2,242,937	$6,460	0.29%	2,190,574	$9,935	0.45%
Noninterest-bearing deposits	1,004,757			807,864			666,055
Noninterest-bearing liabilities	29,060			45,996			35,213
Total liabilities	3,600,458			3,096,797			2,891,842
Stockholders' Equity	380,080			350,703			341,544
Total liabilities and stockholders’ equity	$3,980,538			$3,447,500			$3,233,386

Net interest income/Net interest margin (1)		$122,403	3.18%		$117,605	3.54%		$133,800	4.31%
Tax-equivalent adjustment (2)		2,028	0.05		1,943	0.06		2,309	0.07
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$124,431	3.23%		$119,548	3.60%		$136,109	4.38%
Net interest rate spread (4)			3.10%			3.45%			4.18%
Net interest-earning assets (5)	$1,279,832			$1,075,827			$915,289
Ratio of interest-earning assets to interest-bearing liabilities	1.50			1.48			1.42
Cost of total deposits			0.07%			0.14%			0.29%
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal tax rate of 21% and state income tax rate of 9.5%.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income. Loan interest income includes contractual interest on loans, loan fees, accretion of acquired loan discounts and net earnings on cash flow hedges.

	Year Ended December 31,
	2021		2020		2019
		Yield		Yield		Yield
	Interest	Contribution	Interest	Contribution	Interest	Contribution

	(dollars in thousands)
Contractual interest	$92,161	4.06%	$97,529	4.34%	$114,025	5.23%
Loan fees (excluding PPP loans)	3,840	0.17	3,926	0.19	3,746	0.17
PPP loan fees	9,181	0.40	2,953	0.13	—	—
Accretion of acquired loan discounts	1,102	0.05	724	0.03	2,255	0.10
Net cash flow hedge earnings	—	—	64	—	116	0.01
Total loan interest income	$106,284	4.68%	$105,196	4.69%	$120,142	5.51%

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

	Year Ended December 31,
	2021		2020		2019
		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin
	Interest	Contribution	Interest	Contribution	Interest	Contribution

	(dollars in thousands)
Interest income:
Contractual interest on loans	$92,161	2.39%	$97,529	2.94%	$114,025	3.67%
Contractual interest on securities	28,426	0.74	22,920	0.69	24,032	0.77
Contractual interest on deposits with banks	530	0.01	938	0.03	2,951	0.10
Loan fees (excluding PPP loans)	3,840	0.10	3,926	0.12	3,746	0.12
PPP loan fees	9,181	0.24	2,953	0.09	—	—
Accretion of acquired loan discounts	1,102	0.03	724	0.02	2,255	0.07
Securities amortization, net	(7,066)	(0.18)	(5,045)	(0.15)	(3,450)	(0.11)
Other	49	—	120	—	176	0.01
Total interest income	128,223	3.33	124,065	3.74	143,735	4.63

Interest expense:
Contractual interest on deposits	2,541	0.07	4,201	0.13	7,934	0.26
Contractual interest on other interest-bearing liabilities	2,903	0.07	1,846	0.06	1,909	0.06
Other	376	0.01	413	0.01	92	—
Total interest expense	5,820	0.15	6,460	0.20	9,935	0.32
Net interest income	122,403	3.18	117,605	3.54	133,800	4.31
Tax equivalent adjustment (1)	2,028	0.05	1,943	0.06	2,309	0.07
Net interest income (tax equivalent) (1) (2)	$124,431	3.23%	$119,548	3.60%	$136,109	4.38%
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most comparable GAAP measures.

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

	Year Ended December 31, 2021			Year Ended December 31, 2020
	vs.			vs.
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$1,238	$(150)	$1,088	$3,558	$(18,504)	$(14,946)
Securities	7,100	(3,627)	3,473	744	(3,451)	(2,707)
Deposits with banks	338	(749)	(411)	1,308	(3,321)	(2,013)
Other	15	(7)	8	(1)	(3)	(4)
Total interest-earning assets	8,691	(4,533)	4,158	5,609	(25,279)	(19,670)

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	100	(229)	(129)	88	(915)	(827)
Money market	64	(324)	(260)	42	(1,182)	(1,140)
Savings	43	(51)	(8)	27	(109)	(82)
Time	(171)	(1,181)	(1,352)	(775)	(887)	(1,662)
Total interest-bearing deposits	36	(1,785)	(1,749)	(618)	(3,093)	(3,711)
Securities sold under agreements to repurchase	—	(14)	(14)	13	(37)	(24)
Borrowings	1	6	7	6	(13)	(7)
Subordinated notes	1,264	(1)	1,263	616	—	616
Junior subordinated debentures issued to capital trusts	3	(150)	(147)	3	(352)	(349)
Total interest-bearing liabilities	1,304	(1,944)	(640)	20	(3,495)	(3,475)
Change in net interest income	$7,387	$(2,589)	$4,798	$5,589	$(21,784)	$(16,195)

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Net interest income for the year ended December 31, 2021 increased $4.8 million, or 4.1%, to $122.4 million from $117.6 million for the year ended December 31, 2020. Declines in benchmark interest rates drove lower yields on interest-earnings assets. These declines were more than offset by an increase in PPP loan fees recognized as loan interest income which totaled $9.2 million and $3.0 million during the years ended December 31, 2021 and 2020, respectively. Additionally, a substantial increase in interest-earning asset balances further supported net interest income, driven by the NXT acquisition, PPP loan originations, and federal economic stimulus payments received by our retail customers.

Net interest margin decreased to 3.18% for the year ended December 31, 2021 compared to 3.54% for the year ended December 31, 2020. The decrease was primarily attributable to the decline in the average yield on earning assets and increased balances being held in cash and lower-yielding securities.

Additionally, the $40 million of subordinated notes issued during the third quarter of 2020 added downward pressure to net interest income and net interest margin in subsequent periods. However, the proceeds from the issuance provided additional regulatory capital to buffer against higher than estimated credit losses and support organic and acquisitive growth.

The quarterly net interest margins were as follows:

	2021	2020	2019
Three months ended:
March 31	3.25%	4.03%	4.50%
June 30	3.14	3.51	4.37
September 30	3.18	3.39	4.27
December 31	3.17	3.31	4.09

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

These rate cuts, as well as quantitative easing, have resulted in a lower interest rate environment which has put downward pressure on our net interest margin. In general, we believe that potential rate increases will lead to improved net interest margins while rate decreases will result in lower net interest margins.

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

The deterioration of economic conditions related to the COVID-19 pandemic adversely affected the communities that we serve beginning in 2020. As a result, our allowance for loan losses initially increased at the onset of the COVID-19 pandemic, remained elevated during the remainder of 2020, and then gradually returned to near pre-pandemic levels during 2021 as economic conditions improved.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The Company recorded a negative provision for loan losses of $8.1 million during the year ended December 31, 2021, compared to a provision for loan losses of $10.5 million during the year ended December 31, 2020. The negative provision was primarily due to a $4.4 million decrease in specific reserves on loans individually evaluated for impairment. Additionally, changes to qualitative factors resulted in a $2.9 million decrease in required reserve, primarily reflecting the shrinking impact of the COVID-19 pandemic on our borrowers, an improved economic environment, and improved asset quality metrics.

Noninterest Income

The following table outlines the amount of and changes to the various noninterest income line items as of the dates indicated.

	Year Ended December 31,
	2021	$ Change	2020	$ Change	2019

	(dollars in thousands)
Card income	$9,734	$1,647	$8,087	$322	$7,765
Service charges on deposit accounts	6,080	93	5,987	(1,883)	7,870
Wealth management fees	8,384	1,147	7,237	410	6,827
Mortgage servicing	2,825	(153)	2,978	(165)	3,143
Mortgage servicing rights fair value adjustment	1,690	4,274	(2,584)	(184)	(2,400)
Gains on sale of mortgage loans	5,846	(2,989)	8,835	5,743	3,092
Gains (losses) on securities	107	74	33	38	(5)
Gains (losses) on foreclosed assets	310	168	142	(798)	940
Gains (losses) on other assets	(723)	(652)	(71)	(1,315)	1,244
Income on bank owned life insurance	41	41	—	—	—
Title insurance activity	—	—	—	(167)	167
Other noninterest income	3,034	(778)	3,812	(296)	4,108
Total noninterest income	$37,328	$2,872	$34,456	$1,705	$32,751

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Total noninterest income for the year ended December 31, 2021, was $37.3 million, an increase of $2.9 million, or 8.3%, from the year ended December 31, 2020. Notable changes in noninterest income include the following:

●	A $4.3 million improvement in the mortgage servicing rights fair value adjustment, primarily resulting from slower mortgage prepayment speed assumptions.
●	A $1.6 million increase in card income was primarily due to increased debit and credit card transaction volume. Additionally, the 2020 results were adversely impacted by the initial economic slowdown which coincided with the beginning of the COVID-19 pandemic, while the 2021 results were positively impacted by improved economic conditions and increased consumer demand.
●	A $1.1 million increase in wealth management fees as a result of higher values of assets under management during the year ended December 31, 2021 relative to the year ended December 31, 2020.
●	Partially offsetting these improvements was a $3.0 million decrease in gains on sale of mortgage loans due to a lower level of mortgage refinancing activity. A lower level of mortgage refinancing activity and margin pressure are anticipated during 2022 and are expected to result in lower gains on sale of mortgage loans relative to 2021.
●	Additionally, there were impairment losses of $0.6 million related to branches closed during 2021, pursuant to our branch rationalization plan, not present in the 2020 results.

Noninterest Expense

The following table outlines the amount of and changes to the various noninterest expense line items as of the dates indicated.

	Year Ended December 31,
	2021	$ Change	2020	$ Change	2019

	(dollars in thousands)
Salaries	$49,437	$(1,179)	$50,616	$1,613	$49,003
Employee benefits	6,694	(1,351)	8,045	(1,838)	9,883
Occupancy of bank premises	6,788	208	6,580	(287)	6,867
Furniture and equipment	2,676	229	2,447	(366)	2,813
Data processing	7,329	587	6,742	1,172	5,570
Marketing and customer relations	3,376	(100)	3,476	(397)	3,873
Amortization of intangible assets	1,054	(178)	1,232	(191)	1,423
FDIC insurance	1,043	336	707	509	198
Loan collection and servicing	1,317	(438)	1,755	(878)	2,633
Foreclosed assets	908	351	557	(119)	676
Other noninterest expense	10,624	825	9,799	1,712	8,087
Total noninterest expense	$91,246	$(710)	$91,956	$930	$91,026

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Total noninterest expense for the year ended December 31, 2021, was $91.2 million, a decrease of $0.7 million, or 0.8%, from the year ended December 31, 2020. Notable changes in noninterest expense include following:

●	A $1.4 million decrease in employee benefits expense, primarily due to the 2020 results including a $1.5 million charge for the supplemental executive retirement plan (SERP) which was terminated in June 2019 and paid out in June 2020.
●	A $1.2 million decrease in salaries expense, primarily due to a lower employee count during 2021 relative to 2020.
●	A $0.6 million increase in data processing expenses, primarily due to $0.4 million of systems conversion expenses related to the NXT acquisition.
●	A $0.8 million increase in other noninterest expenses, primarily due to $1.0 million of investment banker and legal fees related to the NXT acquisition.

Income Taxes

Prior to October 11, 2019, the Company was taxed under sections of federal and state tax law as an "S corporation" which provides that with the exception of certain state replacement and franchise taxes, current stockholders account separately for their share of the Company’s income, deductions, losses and credits. For additional information, see “Factors Affecting Comparability of Financial Results: S Corp Status”.

Effective October 11, 2019, the Company voluntarily revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect an effective state replacement tax rate. In connection with the conversion of tax status, the Company recognized a deferred tax asset, and the associated income tax benefit, of $0.5 million.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

We recorded income tax expense of $20.3 million, or 26.5% effective tax rate, during the year ended December 31, 2021 compared to $12.7 million, or 25.7% effective tax rate during the year ended December 31, 2020. The effective income tax rate was lower than the combined federal and state statutory rate of approximately 28.5% primarily due to tax exempt interest income. The effective income tax rate increased primarily due to tax exempt interest income making up a smaller portion of pre-tax net income during the year ended December 31, 2021 compared to the year ended December 31, 2020. Additionally, the non-deductibility of certain acquisition-related contributed to a higher effective tax rate.

FINANCIAL CONDITION

	December 31,	December 31,
	2021	2020	$ Change	% Change

Consolidated Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$409,268	$312,451	$96,817	31.0%
Debt securities available-for-sale, at fair value	942,168	922,869	19,299	2.1
Debt securities held-to-maturity	336,185	68,395	267,790	391.5
Loans held for sale	4,942	14,713	(9,771)	(66.4)

Loans, before allowance for loan losses	2,499,689	2,247,006	252,683	11.2
Less: allowance for loan losses	23,936	31,838	(7,902)	(24.8)
Loans, net of allowance for loan losses	2,475,753	2,215,168	260,585	11.8

Goodwill	29,322	23,620	5,702	24.1
Core deposit intangible assets, net	1,943	2,798	(855)	(30.6)
Other assets	114,673	106,553	8,120	7.6
Total assets	$4,314,254	$3,666,567	$647,687	17.7%

Total deposits	$3,738,185	$3,130,534	$607,651	19.4%
Securities sold under agreements to repurchase	61,256	45,736	15,520	33.9
Subordinated notes	39,316	39,238	78	0.2
Junior subordinated debentures	37,714	37,648	66	0.2
Other liabilities	25,902	49,494	(23,592)	(47.7)
Total liabilities	3,902,373	3,302,650	599,723	18.2
Total stockholders' equity	411,881	363,917	47,964	13.2
Total liabilities and stockholders' equity	$4,314,254	$3,666,567	$647,687	17.7%

Tangible assets (1)	$4,282,989	$3,640,149	$642,840	17.7%
Tangible common equity (1)	380,616	337,499	43,117	12.8

Core deposits (1)	$3,674,435	$3,103,847	$570,588	18.4%

Share and Per Share Information
Book value per share	$14.21	$13.25
Tangible book value per share (1)	13.13	12.29

Shares of common stock outstanding	28,986,061	27,457,306

Balance Sheet Ratios
Loan to deposit ratio	66.87%	71.78%
Core deposits to total deposits (1)	98.29	99.15
Stockholders' equity to total assets	9.55	9.93
Tangible common equity to tangible assets (1)	8.89	9.27
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most comparable GAAP measures.

Total assets were $4.3 billion at December 31, 2021, an increase of $648.7 million, or 17.7%, from December 31, 2020. Significant changes in our balance sheet include the following:

●	Total deposits increased $607.7 million, primarily due to funds received by our commercial customers from round 2 PPP loans and federal economic stimulus payments received by retail customers. Additionally, the NXT acquisition added $181.6 million of deposits.
●	Cash and cash equivalents increased $96.8 million, primarily as a result of funds received from the forgiveness of PPP loans and federal economic stimulus received by retail customers.
●	Excess liquidity was invested in debt securities which increased $287.1 million.
●	Loans, before allowance for loan losses, increased $252.7 million, primarily as a result of the $194.6 million of loans acquired in the NXT acquisition.

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

Loans by Category

The following table sets forth the composition of the loan portfolio by category, excluding loans held-for-sale.

	December 31, 2021		December 31, 2020
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$286,946	11.5%	$393,312	17.5%
Agricultural and farmland	247,796	9.9	222,723	9.9
Commercial real estate - owner occupied	234,544	9.4	222,360	9.9
Commercial real estate - non-owner occupied	684,023	27.4	520,395	23.2
Multi-family	263,911	10.5	236,391	10.5
Construction and land development	298,048	11.9	225,652	10.0
One-to-four family residential	327,837	13.1	306,775	13.7
Municipal, consumer, and other	156,584	6.3	119,398	5.3
Loans, before allowance for loan losses	2,499,689	100.0%	2,247,006	100.0%
Allowance for loan losses	(23,936)		(31,838)
Loans, net of allowance for loan losses	$2,475,753		$2,215,168

PPP loans (included above)
Commercial and industrial	$28,404	1.1%	$153,860	6.9%
Agricultural and farmland	913	0.1	3,049	0.1
Municipal, consumer, and other	171	—	6,587	0.3
Total PPP loans	$29,488	1.2%	$163,496	7.3%

Loans, before allowance for loan losses were $2.50 billion at December 31, 2021, an increase of $252.7 million, or 11.2%, from December 31, 2020. Notable changes include the following:

●	The NXT acquisition, which closed on October 1, 2021, added $194.6 million of loans and expanded the Company’s footprint into Eastern Iowa.
●	PPP loans decreased $134.0 million, with forgiveness far exceeding the $104.7 million of round 2 PPP loans originated during 2021.
●	Utilization of revolving lines of credit improved during 2021, increasing from 40% at December 31, 2020 to 44% at December 31, 2021, driving a $56.6 million increase in revolving line of credit balances.
●	The higher lending limits of HBT Financial allowed for the repurchase of $22.4 million of participations previously sold by NXT.
●	Improved economic conditions, the expiration of certain federal economic stimulus programs, and our expansion into Eastern Iowa, drove increased loan demand across the majority of our loan categories.

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

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio as of December 31, 2021. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
December 31, 2021	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$167,300	$96,854	$22,792	$—	$286,946
Agricultural and farmland	106,164	93,170	45,550	2,912	247,796
Commercial real estate - owner occupied	30,563	134,012	66,187	3,782	234,544
Commercial real estate - non-owner occupied	88,733	411,531	183,203	556	684,023
Multi-family	35,712	159,391	68,808	—	263,911
Construction and land development	160,665	122,797	14,215	371	298,048
One-to-four family residential	45,705	142,491	82,991	56,650	327,837
Municipal, consumer, and other	24,452	22,088	81,467	28,577	156,584
Total	$659,294	$1,182,334	$565,213	$92,848	$2,499,689

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
December 31, 2021	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$9,271	$308	$9,579	$110,067	$119,646
Agricultural and farmland	10,670	5,682	16,352	125,280	141,632
Commercial real estate - owner occupied	28,976	19,188	48,164	155,817	203,981
Commercial real estate - non-owner occupied	56,990	21,903	78,893	516,397	595,290
Multi-family	30,620	3,239	33,859	194,340	228,199
Construction and land development	70,759	84	70,843	66,540	137,383
One-to-four family residential	97,701	19,639	117,340	164,792	282,132
Municipal, consumer, and other	41,605	4,498	46,103	86,029	132,132
Total	$346,592	$74,541	$421,133	$1,419,262	$1,840,395

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

The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	December 31, 2021	December 31, 2020

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$2,763	$9,939
Past due 90 days or more, still accruing (1)	16	21
Total nonperforming loans	2,779	9,960
Foreclosed assets	3,278	4,168
Total nonperforming assets	$6,057	$14,128

Allowance for loan losses	$23,936	$31,838
Loans, before allowance for loan losses	2,499,689	2,247,006

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	0.96%	1.42%
Allowance for loan losses to nonaccrual loans	866.30	320.33
Allowance for loan losses to nonperforming loans	861.32	319.66
Nonaccrual loans to loans, before allowance for loan losses	0.11	0.44
Nonperforming loans to loans, before allowance for loan losses	0.11	0.44
Nonperforming assets to total assets	0.14	0.39
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.24	0.63
(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $32 thousand and $0.6 million as of December 31, 2021 and 2020, respectively.

Comparison of December 31, 2021 to December 31, 2020

Total nonperforming assets were $6.1 million as of December 31, 2021, a decrease of $8.1 million, or 57.1%, from December 31, 2020. Our level of nonperforming assets has remained low in recent years, representing only 0.14% of total assets as of December 31, 2021 and 0.39% of total assets as of December 31, 2020. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of nonperforming assets, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to these lower levels.

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

The following table presents TDRs by loan category.

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Commercial and industrial	$203	$296
Agricultural and farmland	—	—
Commercial real estate - owner occupied	1,671	6,491
Commercial real estate - non-owner occupied	1,278	1,354
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	360	454
Municipal, consumer, and other	—	—
Total accrual troubled debt restructurings	3,512	8,595

Commercial and industrial	—	75
Agricultural and farmland	—	—
Commercial real estate - owner occupied	—	141
Commercial real estate - non-owner occupied	—	—
Multi-family	—	—
Construction and land development	—	—
One-to-four family residential	—	139
Municipal, consumer, and other	—	—
Total nonaccrual troubled debt restructurings	—	355
Total troubled debt restructurings	$3,512	$8,950

TDRs have remained a small portion of our loan portfolio as loan modifications to borrowers with deteriorating financial condition are generally offered only as a part of an overall workout strategy to minimize losses to the Company. The $5.4 million decrease, or 60.8%, from December 31, 2020 was primarily due to the pay down of one relationship by $3.6 million.

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

As of December 31, 2021 and 2020, our risk classifications of loans were as follows:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Pass	$2,269,228	$1,953,912
Pass-watch	148,285	208,584
Substandard	82,176	84,510
Doubtful	—	—
Total	$2,499,689	$2,247,006

Pass-watch loans decreased $60.3 million, or 28.9% from December 31, 2020 to December 31, 2021. Additionally, substandard loans decreased $2.3 million, or 2.8%, from December 31, 2020 to December 31, 2021. These improvements were primarily driven by improving economic conditions, which resulted in both risk rating upgrades and paydowns. Additionally, the transfer of one larger loan to foreclosed assets further contributed to the decrease in substandard loans.

Net Charge-offs and Recoveries

The following table sets forth activity in the allowance for loan losses.

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Balance, beginning of year	$31,838	$22,299	$20,509

Charge-offs:
Commercial and industrial	(668)	(1,784)	(886)
Agricultural and farmland	—	(27)	(30)
Commercial real estate - owner occupied	(30)	(39)	(407)
Commercial real estate - non-owner occupied	—	(349)	(111)
Multi-family	—	—	(41)
Construction and land development	—	(27)	(9)
One-to-four family residential	(267)	(155)	(1,105)
Municipal, consumer, and other	(449)	(587)	(684)
Total charge-offs	(1,414)	(2,968)	(3,273)

Recoveries:
Commercial and industrial	653	595	440
Agricultural and farmland	—	—	—
Commercial real estate - owner occupied	9	440	56
Commercial real estate - non-owner occupied	24	75	20
Multi-family	—	—	—
Construction and land development	342	250	450
One-to-four family residential	249	310	350
Municipal, consumer, and other	312	305	343
Total recoveries	1,589	1,975	1,659

Net recoveries (charge-offs)	175	(993)	(1,614)
Provision for loan losses	(8,077)	10,532	3,404
Balance, end of year	$23,936	$31,838	$22,299

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for loan losses by loan category.

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$15	$1,189	$446
Agricultural and farmland	—	27	30
Commercial real estate - owner occupied	21	(401)	351
Commercial real estate - non-owner occupied	(24)	274	91
Multi-family	—	—	41
Construction and land development	(342)	(223)	(441)
One-to-four family residential	18	(155)	755
Municipal, consumer, and other	137	282	341
Total	$(175)	$993	$1,614

Average loans, before allowance for loan losses
Commercial and industrial	$347,547	$372,927	$346,540
Agricultural and farmland	230,364	223,381	206,490
Commercial real estate - owner occupied	204,148	222,593	243,572
Commercial real estate - non-owner occupied	583,084	543,227	553,683
Multi-family	227,736	196,632	170,878
Construction and land development	226,035	242,800	225,506
One-to-four family residential	314,871	324,645	324,039
Municipal, consumer, and other	137,759	118,888	108,189
Total	$2,271,544	$2,245,093	$2,178,897

Net charge-offs (recoveries) to average loans, before allowance for loan losses
Commercial and industrial	—%	0.32%	0.13%
Agricultural and farmland	—	0.01	0.01
Commercial real estate - owner occupied	0.01	(0.18)	0.14
Commercial real estate - non-owner occupied	—	0.05	0.02
Multi-family	—	—	0.02
Construction and land development	(0.15)	(0.09)	(0.20)
One-to-four family residential	0.01	(0.05)	0.23
Municipal, consumer, and other	0.10	0.24	0.32
Total	(0.01)%	0.04%	0.07%

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Net charge-offs (recoveries) to average total loans before allowance for loan losses have remained low for several years, including each of the years ended December 31, 2021 and 2020. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of loan losses, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to reduced loan losses.

Securities

The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of December 31, 2021 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	December 31, 2021
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. Treasury	$—	—%	$—	—%	$—	—%
U.S. government agency	3,067	0.17	—	—	3,067	0.17
Municipal	9,789	2.59	2,394	3.51	12,183	2.77
Mortgage-backed:
Agency residential	337	1.57	—	—	337	1.57
Agency commercial	6,248	2.55	—	—	6,248	2.55
Corporate	20,459	2.85	—	—	20,459	2.85
Total	$39,900	2.53%	$2,394	3.51%	$42,294	2.58%

Due after 1 year through 5 years
U.S. Treasury	$39,585	0.97%	$—	—%	$39,585	0.97%
U.S. government agency	11,016	1.81	5,000	1.10	16,016	1.59
Municipal	52,651	2.15	10,887	3.71	63,538	2.42
Mortgage-backed:
Agency residential	11,478	2.08	—	—	11,478	2.08
Agency commercial	20,070	2.93	4,614	2.25	24,684	2.80
Corporate	7,723	3.61	—	—	7,723	3.61
Total	$142,523	1.98%	$20,501	2.74%	$163,024	2.08%

Due after 5 years through 10 years
U.S. Treasury	$69,417	1.41%	$—	—%	$69,417	1.41%
U.S. government agency	85,765	1.69	7,349	1.63	93,114	1.68
Municipal	144,424	1.76	1,994	3.36	146,418	1.78
Mortgage-backed:
Agency residential	41,228	2.15	8,463	1.62	49,691	2.06
Agency commercial	93,076	1.47	201,116	1.73	294,192	1.65
Corporate	32,959	3.89	—	—	32,959	3.89
Total	$466,869	1.82%	$218,922	1.73%	$685,791	1.79%

Due after 10 years
U.S. Treasury	$—	—%	$—	—%	$—	—%
U.S. government agency	29,421	1.39	—	—	29,421	1.39
Municipal	86,973	1.89	391	4.26	87,364	1.90
Mortgage-backed:
Agency residential	125,193	1.43	12,092	2.12	137,285	1.49
Agency commercial	45,481	1.67	81,885	1.94	127,366	1.84
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$289,068	1.63%	$94,368	1.97%	$383,436	1.71%

Total
U.S. Treasury	$109,002	1.25%	$—	—%	$109,002	1.25%
U.S. government agency	129,269	1.59	12,349	1.42	141,618	1.58
Municipal	293,837	1.90	15,666	3.65	309,503	1.98
Mortgage-backed:
Agency residential	178,236	1.64	20,555	1.92	198,791	1.67
Agency commercial	164,875	1.74	287,615	1.80	452,490	1.78
Corporate	63,141	3.54	—	—	63,141	3.54
Total	$938,360	1.81%	$336,185	1.87%	$1,274,545	1.83%

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

The following tables set forth the distribution of average deposits, by account type.

				Percent
	Year Ended December 31, 2021			Change in
	Average	Percent of	Weighted	Average Balance
	Balance	Total Deposits	Average Cost	2021 vs. 2020

	(dollars in thousands)
Noninterest-bearing	$1,004,757	29.2%	—%	24.4%
Interest-bearing demand	1,024,888	29.8	0.05	17.4
Money market	521,366	15.1	0.08	10.0
Savings	595,887	17.3	0.03	24.9
Total non-maturity deposits	3,146,898	91.4	0.04	19.6
Time	295,788	8.6	0.45	(6.8)
Total deposits	$3,442,686	100.0%	0.07%	16.7%

				Percent
	Year Ended December 31, 2020			Change in
	Average	Percent of	Weighted	Average Balance
	Balance	Total Deposits	Average Cost	2020 vs. 2019

	(dollars in thousands)
Noninterest-bearing	$807,864	27.4%	—%	21.3%
Interest-bearing demand	873,060	29.6	0.07	6.3
Money market	474,033	16.1	0.15	2.3
Savings	477,260	16.2	0.04	10.9
Total non-maturity deposits	2,632,217	89.3	0.06	10.6
Time	317,308	10.7	0.84	(20.0)
Total deposits	$2,949,525	100.0%	0.14%	6.2%

	Year Ended December 31, 2019
	Average	Percent of	Weighted
	Balance	Total Deposits	Average Cost

	(dollars in thousands)
Noninterest-bearing	$666,055	24.0%	—%
Interest-bearing demand	821,480	29.5	0.18
Money market	463,233	16.7	0.40
Savings	430,220	15.5	0.06
Total non-maturity deposits	2,380,988	85.7	0.15
Time	396,560	14.3	1.10
Total deposits	$2,777,548	100.0%	0.29%

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The average balances of non-maturity deposits increased 19.6% from the year ended December 31, 2020 to the year ended December 31, 2021, with the increase primarily attributable to PPP loan proceeds received by commercial customers, federal economic stimulus received by retail customers, and $139.4 million of non-maturity deposits added through the NXT acquisition on October 1, 2021. Partially offsetting the increase in non-maturity deposits was a 6.8% decline in the average balances of time deposits, which resulted in a 16.7% increase in average balances of total deposits from the year ended December 31, 2020 to the year ended December 31, 2021.

The following table sets forth time deposits by remaining maturity as of December 31, 2021.

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$41,565	$40,847	$55,886	$56,843	$195,141
Amounts of $100,000 but less than $250,000	16,312	15,092	20,126	22,025	73,555
Amounts of $250,000 or more	12,924	5,182	27,166	14,240	59,512
Total time deposits	$70,801	$61,121	$103,178	$93,108	$328,208

As of December 31, 2021 and 2020, the Bank’s uninsured deposits, including related accrued interest, were estimated to be $845.7 million and $573.8 million, respectively.

Securities Sold Under Agreements to Repurchase

All securities sold under agreements to repurchase are sweep instruments, maturing daily. The securities underlying the agreements are held under our control in safekeeping at third-party financial institutions, and include debt securities.

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase.

	As of or for the Years Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Balance at end of year	$61,256	$45,736	$44,433
Average balance during year	50,104	49,714	41,177
Maximum outstanding at any month end	61,256	58,839	52,085

Weighted average interest rate at end of year	0.07%	0.06%	0.20%
Average interest rate during year	0.07	0.10	0.18

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the Federal Home Loan Bank of Chicago (FHLB). Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds obtained from federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total amount of the remaining credit available to the Bank from the FHLB at December 31, 2021 was $316.7 million.

As of December 31, 2021, management believed adequate liquidity existed to meet all projected cash flow obligations of the Bank. As of December 31, 2021, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of December 31, 2021, HBT Financial, Inc. had cash and cash equivalents of $25.8 million.

The Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the IDFPR. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. During the years ended December 31, 2021, 2020, and 2019, the Bank paid $20.0 million, $17.6 million, and $110.0 million, in dividends to the Company, respectively.

The liquidity needs of the Company on an unconsolidated basis consist primarily of interest payments on the subordinated notes and junior subordinated debentures, operating expenses, and dividends to stockholders. During the years ended December 31, 2021, 2020, and 2019, holding company operating expenses consisted of interest expense of $3.3 million, $2.2 million, and $1.9 million, respectively; other operating expenses of $3.7 million, $2.5 million, and $1.0 million, respectively; and dividends to stockholders of $16.8 million, $16.5 million, and $225.0 million, respectively. As of December 31, 2021, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of December 31, 2021, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company. As of December 31, 2021, the Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of December 31, 2021 and 2020, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of December 31, 2021 and 2020, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank for the dates indicated, the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	December 31,	December 31,	With Capital	Prompt Corrective
	2021	2020	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	16.88%	17.40%	10.50%	N/A
Heartland Bank and Trust Company	15.94	15.63	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.66%	14.55%	8.50%	N/A
Heartland Bank and Trust Company	15.09	14.38	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.37%	13.06%	7.00%	N/A
Heartland Bank and Trust Company	15.09	14.38	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	9.84%	9.94%	4.00	N/A
Heartland Bank and Trust Company	10.13	9.82	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

Cash Dividends

During the 2021 and 2020, the Company paid quarterly cash dividend of $0.15 per share. On January 25, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.16 per share.

During 2019, the Company paid a $170.0 million dividend to shareholders of record prior to the Company’s IPO. The dividend was paid using net proceeds from the IPO and the proceeds of dividends received from Heartland Bank and State Bank of Lincoln.

Stock Repurchase Program

The Company repurchased 290,486 shares of its common stock at a weighted average price of $16.89 during the year ended December 31, 2021 under the Company’s stock repurchase program which expired on December 31, 2021. Repurchases were conducted in compliance with Rule 10b-18 and in compliance with Regulation M under the Securities Exchange Act of 1934, as amended. On December 14, 2021, the Company’s Board of Directors approved a new stock repurchase program which authorizes the Company to repurchase up to $15.0 million of its common stock. The new stock repurchase program took effect upon the expiration of the prior stock repurchase program and expires on January 1, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

As a financial services provider, the Bank is routinely a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit and commitments to sell loans. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, at December 31, 2021 and 2020, there were no reserves for unfunded commitments. For additional information, see “Note 24 – Commitments and Contingencies” to the consolidated financial statements.

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

The allowance consists of two primary components, general reserves and specific reserves related to impaired loans. General reserves cover non-impaired loans, or loans collectively evaluated for impairment, and are based on historical losses adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 16-quarter period. Qualitative factor adjustments primarily consider current economic metrics, such as national and regional unemployment rates, and current credit quality metrics of each portfolio segment, such as past due and risk rating percentages, relative to historical levels. These qualitative factor adjustments are inherently subjective.

Specific reserves cover impaired loans, or loans individually evaluated for impairment, and are primarily measured based on the fair value of collateral. Adjustments to the fair value of collateral are made for anticipated selling costs. A specific reserve may be zero if the fair value of collateral on the measurement date is greater than the carrying balance of the impaired loan. Additionally, the present value of expected future cash flows discounted at the original contractual interest rate may also be used, when practical.

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the acquisition date. Estimating such fair values may require highly subjective assumptions or the use of a valuation specialist. In the NXT acquisition, the fair value for loans was most significant estimate and relatively small changes in assumptions used in this estimate could result in a materially different conclusion.

The fair value for loans was based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The probability of default, loss given default, exposure at default, and prepayment assumptions are key factors in this analysis.

NON-GAAP FINANCIAL MEASURES

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
-
excludes acquisition expenses,
-
excludes branch closure expenses,
-
excludes charges related to termination of certain employee benefit plans,
-
excludes net earnings (losses) from closed or sold operations,
-
excludes realized gains (losses) on sales of securities,
-
excludes mortgage servicing rights fair value adjustment, and
-
the income tax effect of these pre-tax adjustments.

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
-
Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-
Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	● Total deposits, excluding: - Time deposits of $250,000 or more, and - Brokered deposits	● Provides investors with information regarding the stability of the Company’s sources of funds. ● We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Net income	$56,271	$36,845	$66,865
C Corp equivalent adjustment (1)	—	—	(13,493)
C Corp equivalent net income (1)	56,271	36,845	53,372
Adjustments:
Acquisition expenses	(1,416)	—	—
Branch closure expenses	(748)	—	—
Charges related to termination of certain employee benefit plans	—	(1,457)	(3,796)
Net earnings from sold operations, including gains on sale (2)	—	—	524
Mortgage servicing rights fair value adjustment	1,690	(2,584)	(2,400)
Total adjustments	(474)	(4,041)	(5,672)
Tax effect of adjustments	(95)	1,152	1,617
Less adjustments after tax effect	(569)	(2,889)	(4,055)
Adjusted net income	$56,840	$39,734	$57,427

Average assets	$3,980,538	$3,447,500	$3,233,386

Return on average assets	1.41%	1.07%	2.07%
C Corp equivalent return on average assets (2)	N/A	N/A	1.65
Adjusted return on average assets	1.43	1.15	1.78
(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such year.
(2)	Sold operations include HBT Insurance and First Community Title Services, Inc.

N/A  Not applicable.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$56,271	$36,845	$66,865
Earnings allocated to participating securities (1)	(104)	(93)	—
Numerator for earnings per share - basic and diluted	$56,167	$36,752	$66,865

C Corp equivalent net income (2)	N/A	N/A	$53,372
Earnings allocated to unvested restricted stock units (1)(2)	N/A	N/A	—
Numerator for C Corp equivalent earnings per share - basic and diluted (2)	N/A	N/A	$53,372

Adjusted net income	$56,840	$39,734	$57,427
Earnings allocated to participating securities (1)	(105)	(101)	—
Numerator for adjusted earnings per share - basic and diluted	$56,735	$39,633	$57,427

Denominator:
Weighted average common shares outstanding	27,795,806	27,457,306	20,090,270
Dilutive effect of outstanding restricted stock units	15,487	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,811,293	27,457,306	20,090,270

Earnings per share - Basic	$2.02	$1.34	$3.33
Earnings per share - Diluted	$2.02	$1.34	$3.33

C Corp equivalent earnings per share - Basic (2)	N/A	N/A	$2.66
C Corp equivalent earnings per share - Diluted (2)	N/A	N/A	$2.66

Adjusted earnings per share - Basic	$2.04	$1.44	$2.86
Adjusted earnings per share - Diluted	$2.04	$1.44	$2.86
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.
(2)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent income tax expense for such period. No such adjustment is necessary for periods subsequent to 2019.

N/A  Not applicable.

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$122,403	$117,605	$133,800
Tax-equivalent adjustment (1)	2,028	1,943	2,309
Net interest income (tax equivalent basis) (1)	$124,431	$119,548	$136,109

Net interest margin (tax equivalent basis)
Net interest margin	3.18%	3.54%	4.31%
Tax-equivalent adjustment (1)	0.05	0.06	0.07
Net interest margin (tax equivalent basis) (1)	3.23%	3.60%	4.38%

Average interest-earning assets	$3,846,473	$3,318,764	$3,105,863
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$91,246	$91,956	$91,026
Less: amortization of intangible assets	1,054	1,232	1,423
Adjusted noninterest expense	$90,192	$90,724	$89,603

Net interest income	$122,403	$117,605	$133,800
Total noninterest income	37,328	34,456	32,751
Operating revenue	159,731	152,061	166,551
Tax-equivalent adjustment (1)	2,028	1,943	2,309
Operating revenue (tax-equivalent basis) (1)	$161,759	$154,004	$168,860

Efficiency ratio	56.46%	59.66%	53.80%
Efficiency ratio (tax equivalent basis) (1)	55.76	58.91	53.06
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	December 31, 2021	December 31, 2020

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$411,881	$363,917
Less: Goodwill	29,322	23,620
Less: Core deposit intangible assets, net	1,943	2,798
Tangible common equity	$380,616	$337,499

Tangible Assets
Total assets	$4,314,254	$3,666,567
Less: Goodwill	29,322	23,620
Less: Core deposit intangible assets, net	1,943	2,798
Tangible assets	$4,282,989	$3,640,149

Total stockholders' equity to total assets	9.55%	9.93%
Tangible common equity to tangible assets	8.89	9.27

Shares of common stock outstanding	28,986,061	27,457,306

Book value per share	$14.21	$13.25
Tangible book value per share	13.13	12.29

Reconciliation of Non-GAAP Financial Measure – Adjusted Return on Average Stockholders’ Equity and Adjusted Return on Tangible Common Equity

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$380,080	$350,703	$341,544
Less: Goodwill	25,057	23,620	23,620
Less: Core deposit intangible assets, net	2,333	3,436	4,748
Average tangible common equity	$352,690	$323,647	$313,176

Net income	$56,271	$36,845	$66,865
C Corp equivalent net income (1)	N/A	N/A	53,372
Adjusted net income	56,840	39,734	57,427

Return on average stockholders' equity	14.81%	10.51%	19.58%
Return on average tangible common equity	15.95	11.38	21.35

C Corp equivalent return on average stockholders' equity (1)	N/A	N/A	15.63%
C Corp equivalent return on average tangible common equity (1)	N/A	N/A	17.04

Adjusted return on average stockholders' equity	14.95%	11.33%	16.81%
Adjusted return on average tangible common equity	16.12	12.28	18.34
(1)	Reflects adjustment to our historical net income for each period to give effect to the C Corp equivalent provision for income tax for such period.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Core Deposits
Total deposits	$3,738,185	$3,130,534
Less: time deposits of $250,000 or more	59,512	26,687
Less: brokered deposits	4,238	—
Core deposits	$3,674,435	$3,103,847

Core deposits to total deposits	98.29%	99.15%

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

The following table sets forth, as of December 31, 2021 and 2020, the estimated impact on our EVE and net interest income of immediate changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
December 31, 2021
+400	$92,106	19.7%	$23,230	18.7%	$38,485	31.7%
+300	76,708	16.4	17,938	14.5	30,487	25.1
+200	51,627	11.1	12,154	9.8	21,339	17.6
+100	12,453	2.7	5,818	4.7	11,062	9.1
Flat	—	—	—	—	—	—
-100	34,852	7.5	(4,098)	(3.3)	(7,746)	(6.4)

December 31, 2020
+400	$81,406	21.1%	$27,461	23.8%	$44,487	42.1%
+300	50,943	13.2	21,149	18.3	34,815	32.9
+200	11,166	2.9	14,272	12.4	24,197	22.9
+100	(26,976)	(7.0)	6,851	5.9	12,350	11.7
Flat	—	—	—	—	—	—
-100	29,295	7.6	(4,088)	(3.5)	(7,262)	(6.9)

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HBT FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

HBT Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HBT Financial, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 11, 2022

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$23,387	$24,912
Interest-bearing deposits with banks	385,881	287,539
Cash and cash equivalents	409,268	312,451

Interest-bearing time deposits with banks	490	—
Debt securities available-for-sale, at fair value	942,168	922,869
Debt securities held-to-maturity (fair value of $336,027 in 2021 and $72,441 in 2020)	336,185	68,395
Equity securities with readily determinable fair value	3,443	3,292
Equity securities with no readily determinable fair value	1,927	1,552
Restricted stock, at cost	2,739	2,498
Loans held for sale	4,942	14,713

Loans, before allowance for loan losses	2,499,689	2,247,006
Allowance for loan losses	(23,936)	(31,838)
Loans, net of allowance for loan losses	2,475,753	2,215,168

Bank owned life insurance	7,393	—
Bank premises and equipment, net	52,483	52,904
Bank premises held for sale	1,452	121
Foreclosed assets	3,278	4,168
Goodwill	29,322	23,620
Core deposit intangible assets, net	1,943	2,798
Mortgage servicing rights, at fair value	7,994	5,934
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	14,901	14,255
Other assets	17,408	20,664
Total assets	$4,314,254	$3,666,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,087,659	$882,939
Interest-bearing	2,650,526	2,247,595
Total deposits	3,738,185	3,130,534

Securities sold under agreements to repurchase	61,256	45,736
Subordinated notes	39,316	39,238
Junior subordinated debentures issued to capital trusts	37,714	37,648
Other liabilities	25,902	49,494
Total liabilities	3,902,373	3,302,650

COMMITMENTS AND CONTINGENCIES (Notes 12 and 24)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 29,276,547 in 2021 and 27,457,306 in 2020; shares outstanding of 28,986,061 in 2021 and 27,457,306 in 2020	293	275
Surplus	220,891	190,875
Retained earnings	194,132	154,614
Accumulated other comprehensive income	1,471	18,153
Treasury stock at cost, 290,486 shares in 2021 and none in 2020	(4,906)	—
Total stockholders’ equity	411,881	363,917
Total liabilities and stockholders’ equity	$4,314,254	$3,666,567

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$103,900	$102,893	$117,296
Federally tax exempt	2,384	2,303	2,846
Securities:
Taxable	16,948	13,179	14,854
Federally tax exempt	4,400	4,696	5,728
Interest-bearing deposits in bank	527	938	2,951
Other interest and dividend income	64	56	60
Total interest and dividend income	128,223	124,065	143,735

INTEREST EXPENSE
Deposits	2,472	4,221	7,932
Securities sold under agreements to repurchase	34	48	72
Borrowings	9	2	9
Subordinated notes	1,879	616	—
Junior subordinated debentures issued to capital trusts	1,426	1,573	1,922
Total interest expense	5,820	6,460	9,935
Net interest income	122,403	117,605	133,800
PROVISION FOR LOAN LOSSES	(8,077)	10,532	3,404
Net interest income after provision for loan losses	130,480	107,073	130,396

NONINTEREST INCOME
Card income	9,734	8,087	7,765
Service charges on deposit accounts	6,080	5,987	7,870
Wealth management fees	8,384	7,237	6,827
Mortgage servicing	2,825	2,978	3,143
Mortgage servicing rights fair value adjustment	1,690	(2,584)	(2,400)
Gains on sale of mortgage loans	5,846	8,835	3,092
Gains (losses) on securities	107	33	(5)
Gains (losses) on foreclosed assets	310	142	940
Gains (losses) on other assets	(723)	(71)	1,244
Income on bank owned life insurance	41	—	—
Title insurance activity	—	—	167
Other noninterest income	3,034	3,812	4,108
Total noninterest income	37,328	34,456	32,751

NONINTEREST EXPENSE
Salaries	49,437	50,616	49,003
Employee benefits	6,694	8,045	9,883
Occupancy of bank premises	6,788	6,580	6,867
Furniture and equipment	2,676	2,447	2,813
Data processing	7,329	6,742	5,570
Marketing and customer relations	3,376	3,476	3,873
Amortization of intangible assets	1,054	1,232	1,423
FDIC insurance	1,043	707	198
Loan collection and servicing	1,317	1,755	2,633
Foreclosed assets	908	557	676
Other noninterest expense	10,624	9,799	8,087
Total noninterest expense	91,246	91,956	91,026
INCOME BEFORE INCOME TAX EXPENSE	76,562	49,573	72,121
INCOME TAX EXPENSE	20,291	12,728	5,256
NET INCOME	$56,271	$36,845	$66,865

EARNINGS PER SHARE - BASIC	$2.02	$1.34	$3.33
EARNINGS PER SHARE - DILUTED	$2.02	$1.34	$3.33
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	27,795,806	27,457,306	20,090,270

UNAUDITED PRO FORMA C CORP EQUIVALENT INFORMATION (Note 1)
Historical income before income tax expense			$72,121
Pro forma C Corp equivalent income tax expense			18,749
Pro forma C Corp equivalent net income			$53,372

PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - BASIC			$2.66
PRO FORMA C CORP EQUIVALENT EARNINGS PER SHARE - DILUTED			$2.66

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
NET INCOME	$56,271	$36,845	$66,865

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on debt securities available-for-sale	(24,798)	15,272	12,458
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	687	18	(264)
Unrealized gains (losses) on derivative instruments	366	(1,084)	(698)
Reclassification adjustment for net settlements on derivative instruments	412	238	(87)
Total other comprehensive (loss) income, before tax	(23,333)	14,444	11,409
Income tax (benefit) expense	(6,651)	4,123	(711)
Total other comprehensive (loss) income	(16,682)	10,321	12,120
TOTAL COMPREHENSIVE INCOME	$39,589	$47,166	$78,985

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Voting	Series A	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2018	$3	$178	$32,288	$315,234	$(4,288)	$(3,019)	$340,396
Net income	—	—	—	66,865	—	—	66,865
Other comprehensive income	—	—	—	—	12,120	—	12,120
Reclassification of undistributed S-Corp earnings	—	—	20,472	(20,472)	—	—	—
Issuance of common stock - voting, net of issuance costs (9,429,794 shares)	95	—	138,398	—	—	—	138,493
Conversion of common stock - Series A to common stock - Voting	178	(178)	—	—	—	—	—
Cancelation of 124,228 shares of treasury stock	(1)	—	(634)	(2,384)	—	3,019	—
Cash dividends ($12.48 per share)	—	—	—	(224,956)	—	—	(224,956)
Balance, December 31, 2019	275	—	190,524	134,287	7,832	—	332,918
Net income	—	—	—	36,845	—	—	36,845
Other comprehensive income	—	—	—	—	10,321	—	10,321
Stock-based compensation	—	—	351	—	—	—	351
Cash dividends and dividend equivalents ($0.60 per share)	—	—	—	(16,518)	—	—	(16,518)
Balance, December 31, 2020	275	—	190,875	154,614	18,153	—	363,917
Net income	—	—	—	56,271	—	—	56,271
Other comprehensive loss	—	—	—	—	(16,682)	—	(16,682)
Stock-based compensation	—	—	764	—	—	—	764
Issuance of common stock - voting upon vesting of restricted stock units (20,225 shares)	—	—	—	—	—	—	—
Issuance of common stock - voting in NXT acquisition (1,799,016 shares)	18	—	29,252	—	—	—	29,270
Repurchase of common stock - voting (290,486 shares)	—	—	—	—	—	(4,906)	(4,906)
Cash dividends and dividend equivalents ($0.60 per share)	—	—	—	(16,753)	—	—	(16,753)
Balance, December 31, 2021	$293	$—	$220,891	$194,132	$1,471	$(4,906)	$411,881

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,271	$36,845	$66,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,074	2,941	2,709
Provision for loan losses	(8,077)	10,532	3,404
Net amortization of debt securities	7,066	5,045	3,450
Amortization of unrealized gain on dedesignated cash flow hedge	—	(64)	(86)
Deferred income tax expense	2,908	(339)	(2,695)
Stock-based compensation	764	351	—
Net accretion of discount and deferred loan fees on loans	(12,448)	(4,902)	(3,707)
Net unrealized gain (loss) on equity securities	(107)	(33)	5
Net loss (gain) on disposals of bank premises and equipment	33	2	(29)
Net gain on sales of bank premises held for sale	—	—	(448)
Impairment losses on bank premises held for sale	661	—	37
Net gain on sales of foreclosed assets	(505)	(348)	(1,048)
Write-down of foreclosed assets	195	213	563
Amortization of intangibles	1,054	1,232	1,423
(Increase) decrease in mortgage servicing rights	(1,690)	2,584	2,400
Amortization of discount and issuance costs on subordinated notes and debentures	144	92	66
Amortization of premium on Federal Home Loan Bank borrowings	(105)	—	—
Mortgage loans originated for sale	(179,921)	(370,112)	(150,652)
Proceeds from sale of mortgage loans	195,538	368,765	152,013
Net gain on sale of mortgage loans	(5,846)	(8,835)	(3,092)
Increase in cash surrender value of bank owned life insurance	(41)	—	—
Gain on sale of First Community Title Services, Inc.	—	—	(498)
Decrease (increase) in accrued interest receivable	240	(304)	1,349
Decrease (increase) in other assets	1,676	(1,090)	(516)
Decrease (increase) in other liabilities	(17,784)	(11,320)	17,579
Net cash provided by operating activities	43,100	31,255	89,092

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	249	248	—
Proceeds from paydowns, maturities, and calls of debt securities	213,491	222,999	201,472
Purchase of securities	(513,838)	(523,559)	(73,117)
Net increase in loans	(50,089)	(80,278)	(17,950)
Purchase of restricted stock	(241)	(73)	—
Proceeds from redemption of restricted stock	796	—	294
Purchases of bank premises and equipment	(1,028)	(1,861)	(2,107)
Proceeds from sales of bank premises and equipment	17	1	176
Proceeds from sales of bank premises held for sale	—	—	1,039
Proceeds from sales of foreclosed assets	5,805	2,079	5,460
Capital improvements to foreclosed assets	—	(6)	(41)
Net cash paid for acquisition of NXT Bancorporation, Inc.	(4,771)	—	—
Cash received from sale of First Community Title Services, Inc.	—	—	114
Net cash (used in) provided by investing activities	(349,609)	(380,450)	115,340

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	426,065	353,679	(19,115)
Net increase (decrease) in repurchase agreements	11,440	1,303	(1,762)
Repayment of Federal Home Loan Bank borrowings	(12,520)	—	—
Issuance of subordinated notes, net of issuance costs	—	39,211	—
Issuance of common stock, net of issuance costs	—	—	138,493
Repurchase of common stock	(4,906)	—	—
Cash dividends and dividend equivalents paid	(16,753)	(16,518)	(224,956)
Net cash provided by (used in) financing activities	403,326	377,675	(107,340)

NET INCREASE IN CASH AND CASH EQUIVALENTS	96,817	28,480	97,092
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	312,451	283,971	186,879
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$409,268	$312,451	$283,971

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,928	$6,441	$10,010
Cash paid for income taxes	$20,861	$17,451	$880

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$4,857	$1,074	$2,520
Sales of foreclosed assets through loan origination	$252	$67	$2,046
Transfers of bank premises and equipment to bank premises held for sale	$1,345	$—	$—

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HBT Financial, Inc. (“HBT Financial” or the “Company”) is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”). The Bank provides a comprehensive suite of business, commercial, wealth management and retail banking products and services to individuals, businesses, and municipal entities throughout Central and Northeastern Illinois and Eastern Iowa. Additionally, the Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and reporting practices applicable to the banking industry. Significant accounting policies are summarized below.

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

Initial Public Offering

On September 13, 2019, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). The Registration Statement was declared effective by the SEC on October 10, 2019. The Company issued and sold 9,429,794 shares of common stock at a price of $16 per share pursuant to that Registration Statement. Total proceeds received by the Company, net of offering costs, were $138,493,000. The proceeds were used to fund a $169,000,000 special dividend, or $9.43 per share, to stockholders of record prior to the IPO.

The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies may also elect to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards and, therefore, the Company will not be subject to the same new or revised accounting standards as other public companies.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also has five wholly owned subsidiaries, Heartland Bancorp, Inc. Capital Trust B, Heartland Bancorp, Inc. Capital Trust C, Heartland Bancorp, Inc. Capital Trust D, FFBI Capital Trust I, and National Bancorp Statutory Trust I, which, in accordance with GAAP, are not consolidated as more fully described in Note 14.

Significant intercompany transactions and accounts have been eliminated in consolidation.

Unaudited Pro Forma Income Statement Information

Effective October 11, 2019, the Company revoked its S Corporation status and became a taxable entity (C Corporation). As such, any periods prior to October 11, 2019 will only reflect state replacement taxes.

The unaudited pro forma C Corp equivalent income tax expense information gives effect to the income tax expense had the Company been a C Corporation during the year ended December 31, 2019. The unaudited pro forma C Corp equivalent net income information, therefore, includes an adjustment for income tax expense as if the Company had been a C Corporation during the year ended December 31, 2019.

The unaudited pro forma basic and diluted earnings per share information is computed using the unaudited pro forma C Corp equivalent net income and weighted average shares of common stock outstanding. There were no dilutive instruments outstanding during the year ended December 31, 2019; therefore, the unaudited pro forma C Corp equivalent basic and diluted earnings per share amounts are the same.

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

Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and fair value of assets acquired and liabilities assumed in business combinations.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business and Significant Concentrations of Credit Risk

The Company provides several types of loans to individuals, businesses, and municipal entities primarily located in its customer service area. Real estate and commercial loans are principal areas of concentration. The Company also strives to meet the borrowing needs of the consumers in its market areas. Extension of credit is generally limited to the primary trade areas of the Company. Primary deposit products of the Bank are noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts, and term certificate of deposit accounts.

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

Restricted Stock

Restricted stock, which consists of Federal Home Loan Bank of Chicago (“FHLB”) stock, is carried at cost and evaluated for impairment.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically, these quotes include a premium on sale and thus quotes typically indicate fair value of the held for sale loans is greater than cost. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses

The allowance for loan losses (“allowance”) is an estimate of loan losses inherent in the Company’s loan portfolio. The allowance for loan losses represents amounts that have been established to recognize incurred credit losses in the loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance. Loan losses are charged off against the allowance when the Company determines the loan balance to be uncollectible. Cash received on previously charged off amounts is recorded as a recovery to the allowance.

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

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

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

Bank Owned Life Insurance

Bank owned life insurance represents life insurance policies on the lives of certain current and former employees and directors for which the Company is the sole owner and beneficiary. These policies are recorded as an asset in the consolidated balance sheets at their cash surrender value ("CSV") or the current amount that could be realized if settled. The change in CSV and insurance proceeds received are included as a component of noninterest income in the consolidated statements of income.

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the individual assets using the straight-line method.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Obligations

The Company leases certain bank premises under non-cancelable operating leases in the normal course of business operations. These lease obligations result in the recognition of right-of-use assets and associated lease contract liabilities. The amount of right-of-use assets and associated lease contract liabilities recorded is based on the present value of future minimum lease payments. The discount rate used is equal to the rate implicit in the lease, when readily determinable, or the Company’s incremental borrowing rate at lease inception, on a collateralized basis over a similar term. Right-of-use assets are included in other assets and lease contract liabilities are included in other liabilities in the consolidated balance sheets and were insignificant as of December 31, 2021 and 2020.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the original cost over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead is subject to an annual impairment evaluation. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2021 and 2020, the Company’s evaluations of goodwill indicated that goodwill was not impaired.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other identifiable intangible assets consist of core deposit intangible assets with definite useful lives which are being amortized using an accelerated depreciation method over 10 years. The Company will periodically review the status of core deposit intangible assets for any events or circumstances which may change the recoverability of the underlying basis.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

With regard to uncertain tax matters, the Company recognizes in the consolidated financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. Management has analyzed the tax positions taken by the Company and concluded as of December 31, 2021 and 2020, there are no uncertain tax positions taken or expected to be taken that require recognition of a liability or disclosure in the consolidated financial statements. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.

The Company files consolidated federal and state income tax returns. The Company is no longer subject to federal or state income tax examinations for years prior to 2018.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Company’s operations consist of one reportable segment. The Company’s chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITIONS

NXT Bancorporation, Inc.

On October 1, 2021, HBT Financial acquired 100% of the outstanding common stock of NXT Bancorporation, Inc. (“NXT”), and its wholly-owned subsidiary NXT Bank, pursuant to an Agreement and Plan of Merger dated June 7, 2021. Under the Agreement and Plan of Merger, NXT merged with and into HBT Financial, with HBT Financial as the surviving entity, on October 1, 2021. Additionally, NXT Bank was merged with and into Heartland Bank, with Heartland Bank as the surviving entity, in December 2021.

At the effective time of the merger, each share of NXT was converted into the right to receive 67.6783 shares of HBT Financial common stock, cash in lieu of fractional shares, and $400 in cash. There were 1,799,016 shares of HBT Financial common stock issued at the effective time of the acquisition with a market value of $29,270,000, based on the closing stock price of $16.27 on October 1, 2021. This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Goodwill of $5,702,000 was recorded in the acquisition, which reflects expected synergies from combining the operations of HBT Financial and NXT, and is nondeductible for tax purposes.

The acquisition of NXT provides an opportunity to utilize Heartland Bank’s existing excess liquidity to replace NXT Bank’s higher cost funding. Additionally, Heartland Bank’s broader range of products and services and greater ability to meet larger borrowing needs provides an opportunity to expand NXT Bank customer relationships.

During the year ended December 31, 2021, the HBT Financial incurred $1,416,000 in pre-tax acquisition expenses related to the acquisition of NXT, comprised primarily of professional fees and data processing expense. These expenses are reflected in noninterest expense on the consolidated statements of income.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the assets acquired and liabilities assumed from NXT on the acquisition date were as follows (dollars in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$5,862
Interest-bearing time deposits with banks	739
Debt securities	18,295
Equity securities with readily determinable fair value	43
Restricted stock	796
Loans	194,576
Bank owned life insurance	7,352
Bank premises and equipment	3,667
Core deposit intangible assets	199
Mortgage servicing rights	370
Accrued interest receivable	886
Other assets	1,340
Total assets acquired	234,125

Liabilities assumed:
Deposits	181,586
Securities sold under agreements to repurchase	4,080
FHLB advances	12,625
Other liabilities	1,633
Total liabilities assumed	199,924
Net assets acquired	$34,201

Consideration paid:
Cash	$10,633
Common stock	29,270
Total consideration paid	$39,903

Goodwill	$5,702

The following table presents the acquired non-impaired loans as of the acquisition date (dollars in thousands):

Fair Value	$194,576
Gross contractual amounts receivable	196,104
Estimate of contractual cash flows not expected to be collected	1,045

There were no loans acquired with deteriorated credit quality from NXT.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the pro forma information for the results of operations for the years ended December 31, 2021 and 2020, as if the acquisition had occurred on January 1, 2020. The pro forma results combine the historical results of NXT into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2020. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for loan losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
	Year Ended December 31,
	2021	2020

	(dollars in thousands, except per share data)
Total revenues (net interest income and noninterest income)	$166,677	$161,005
Net income	57,883	39,263
Earnings per share - basic	1.98	1.34
Earnings per share - diluted	1.98	1.34

NOTE 3 – RESTRICTED CASH AND DUE FROM BANKS

There was no reserve requirement by the Federal Reserve Bank as of December 31, 2021 and 2020.

NOTE 4 – SECURITIES

The carrying balances of the securities were as follows:

	December 31,	December 31,
	2021	2020

	(dollars in thousands)
Debt securities available-for-sale	$942,168	$922,869
Debt securities held-to-maturity	336,185	68,395
Equity securities with readily determinable fair value	3,443	3,292
Equity securities with no readily determinable fair value	1,927	1,552
Total securities	$1,283,723	$996,108

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no sales of securities during the years ended December 31, 2021, 2020, and 2019. Gains (losses) on securities were as follows during the years ended December 31:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Net realized gains (losses) on sales	$—	—	$—
Net unrealized gains (losses) on equity securities:
Readily determinable fair value	107	33	160
No readily determinable fair value	—	—	(165)
Gains (losses) on securities	$107	33	$(5)

The $165,000 unrealized loss on equity securities with no readily determinable fair value during the year ended December 31, 2019 reflects a downward adjustment based on observable price changes of an identical investment.

On June 30, 2021 and March 31, 2021, the Company transferred certain debt securities from the available-for-sale category to the held-to-maturity category in order to better reflect the revised intentions of the Company due to possible market volatility, resulting from a potential rise in interest rates. The following is a summary of the amortized cost and fair value of securities transferred to the held-to-maturity category:

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$109,002	$328	$(354)	$108,976
U.S. government agency	129,269	1,303	(2,467)	128,105
Municipal	293,837	6,144	(2,904)	297,077
Mortgage-backed:
Agency residential	178,236	2,149	(919)	179,466
Agency commercial	164,875	1,234	(2,048)	164,061
Corporate	63,141	1,638	(296)	64,483
Total available-for-sale	938,360	12,796	(8,988)	942,168
Held-to-maturity:
U.S. government agency	12,349	42	(51)	12,340
Municipal	15,666	809	—	16,475
Mortgage-backed:
Agency residential	20,555	196	(102)	20,649
Agency commercial	287,615	1,749	(2,801)	286,563
Total held-to-maturity	336,185	2,796	(2,954)	336,027
Total debt securities	$1,274,545	$15,592	$(11,942)	$1,278,195

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$118,282	$3,720	$(9)	$121,993
Municipal	265,309	9,232	(280)	274,261
Mortgage-backed:
Agency residential	198,543	4,871	(162)	203,252
Agency commercial	246,649	4,651	(534)	250,766
Corporate	70,917	1,786	(106)	72,597
Total available-for-sale	899,700	24,260	(1,091)	922,869
Held-to-maturity:
Municipal	22,484	1,390	—	23,874
Mortgage-backed:
Agency residential	13,031	452	—	13,483
Agency commercial	32,880	2,222	(18)	35,084
Total held-to-maturity	68,395	4,064	(18)	72,441
Total debt securities	$968,095	$28,324	$(1,109)	$995,310

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the Company had securities with a carrying value of $353,338,000 and $308,064,000, respectively, which were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 46% of the obligations of local municipalities portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2021. Approximately 95% of such securities were general obligation issues as of December 31, 2021.

The amortized cost and fair value of debt securities by contractual maturity, as of December 31, 2021, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$33,315	$33,640	$2,394	$2,410
Due after 1 year through 5 years	110,975	113,251	15,887	16,417
Due after 5 years through 10 years	332,565	332,954	9,343	9,587
Due after 10 years	118,394	118,796	391	401

Mortgage-backed:
Agency residential	178,236	179,466	20,555	20,649
Agency commercial	164,875	164,061	287,615	286,563
Total	$938,360	$942,168	$336,185	$336,027

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2021	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(354)	$68,410	$—	$—	$(354)	$68,410
U.S. government agency	(2,183)	80,219	(284)	5,578	(2,467)	85,797
Municipal	(2,018)	89,424	(886)	17,327	(2,904)	106,751
Mortgage-backed:
Agency residential	(851)	91,703	(68)	4,305	(919)	96,008
Agency commercial	(1,921)	113,111	(127)	6,443	(2,048)	119,554
Corporate	(7)	2,737	(289)	4,671	(296)	7,408
Total available-for-sale	(7,334)	445,604	(1,654)	38,324	(8,988)	483,928
Held-to-maturity:
U.S. government agency	(51)	4,949	—	—	(51)	4,949
Mortgage-backed:
Agency residential	(102)	14,932	—	—	(102)	14,932
Agency commercial	(2,673)	174,428	(128)	2,776	(2,801)	177,204
Total held-to-maturity	(2,826)	194,309	(128)	2,776	(2,954)	197,085
Total debt securities	$(10,160)	$639,913	$(1,782)	$41,100	$(11,942)	$681,013

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2020	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. government agency	$(9)	$5,919	$—	$—	$(9)	$5,919
Municipal	(280)	19,652	—	—	(280)	19,652
Mortgage-backed:
Agency residential	(142)	20,387	(20)	4,490	(162)	24,877
Agency commercial	(524)	57,126	(10)	3,449	(534)	60,575
Corporate	(106)	4,849	—	—	(106)	4,849
Total available-for-sale	(1,061)	107,933	(30)	7,939	(1,091)	115,872
Held-to-maturity:
Mortgage-backed:
Agency commercial	(18)	2,983	—	—	(18)	2,983
Total held-to-maturity	(18)	2,983	—	—	(18)	2,983
Total debt securities	$(1,079)	$110,916	$(30)	$7,939	$(1,109)	$118,855

As of December 31, 2021, there were 37 securities in an unrealized loss position for a period of twelve months or more, and 235 securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in interest rates in the bond market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these securities are deemed to be temporary.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer.

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses, are as follows:

	Readily	No Readily
	Determinable	Determinable
December 31, 2021	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,092
Cumulative net unrealized gains (losses)	301	(165)
Carrying value	$3,443	$1,927

	Readily	No Readily
	Determinable	Determinable
December 31, 2020	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,098	$1,717
Cumulative net unrealized gains (losses)	194	(165)
Carrying value	$3,292	$1,552

As of December 31, 2021 and 2020, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflects downward adjustments based on observable price changes of an identical investment in a prior period. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans as of December 31, 2021 and 2020 are summarized as follows:

	December 31,	December 31,
	2021	2020

	(dollars in thousands)
Commercial and industrial	$286,946	$393,312
Agricultural and farmland	247,796	222,723
Commercial real estate - owner occupied	234,544	222,360
Commercial real estate - non-owner occupied	684,023	520,395
Multi-family	263,911	236,391
Construction and land development	298,048	225,652
One-to-four family residential	327,837	306,775
Municipal, consumer, and other	156,584	119,398
Loans, before allowance for loan losses	2,499,689	2,247,006
Allowance for loan losses	(23,936)	(31,838)
Loans, net of allowance for loan losses	$2,475,753	$2,215,168

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$28,404	$153,860
Agricultural and farmland	913	3,049
Municipal, consumer, and other	171	6,587
Total PPP loans	$29,488	$163,496

The following tables detail activity in the allowance for loan losses for the years ended December 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

	(dollars in thousands)
Balance, December 31, 2018	$3,748	$2,650	$2,506	$2,644	$912	$4,176	$2,782	$1,091	$20,509
Provision for loan losses	1,139	146	(376)	1,110	153	(1,640)	513	2,359	3,404
Charge-offs	(886)	(30)	(407)	(111)	(41)	(9)	(1,105)	(684)	(3,273)
Recoveries	440	—	56	20	—	450	350	343	1,659
Balance, December 31, 2019	4,441	2,766	1,779	3,663	1,024	2,977	2,540	3,109	22,299
Provision for loan losses	677	(1,946)	961	7,862	933	1,032	(894)	1,907	10,532
Charge-offs	(1,784)	(27)	(39)	(349)	—	(27)	(155)	(587)	(2,968)
Recoveries	595	—	440	75	—	250	310	305	1,975
Balance, December 31, 2020	3,929	793	3,141	11,251	1,957	4,232	1,801	4,734	31,838
Provision for loan losses	(1,474)	52	(1,280)	(3,130)	(694)	340	(472)	(1,419)	(8,077)
Charge-offs	(668)	—	(30)	—	—	—	(267)	(449)	(1,414)
Recoveries	653	—	9	24	—	342	249	312	1,589
Balance, December 31, 2021	$2,440	$845	$1,840	$8,145	$1,263	$4,914	$1,311	$3,178	$23,936

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investments in loans and the allowance for loan losses by category as of December 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$272,064	$247,021	$216,794	$641,555	$262,701	$293,548	$314,807	$143,510	$2,392,000
Individually evaluated for impairment	14,744	12	12,332	29,575	—	2,018	6,897	13,041	78,619
Acquired with deteriorated credit quality	138	763	5,418	12,893	1,210	2,482	6,133	33	29,070
Total	$286,946	$247,796	$234,544	$684,023	$263,911	$298,048	$327,837	$156,584	$2,499,689

Allowance for loan losses:
Collectively evaluated for impairment	$2,253	$845	$1,480	$5,138	$1,259	$4,895	$1,099	$1,302	$18,271
Individually evaluated for impairment	187	—	327	2,999	—	—	210	1,875	5,598
Acquired with deteriorated credit quality	—	—	33	8	4	19	2	1	67
Total	$2,440	$845	$1,840	$8,145	$1,263	$4,914	$1,311	$3,178	$23,936

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2020	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$387,072	$217,077	$201,417	$480,165	$234,252	$219,822	$287,845	$105,796	$2,133,446
Individually evaluated for impairment	5,312	4,793	13,132	25,993	876	3,809	10,343	13,546	77,804
Acquired with deteriorated credit quality	928	853	7,811	14,237	1,263	2,021	8,587	56	35,756
Total	$393,312	$222,723	$222,360	$520,395	$236,391	$225,652	$306,775	$119,398	$2,247,006

Allowance for loan losses:
Collectively evaluated for impairment	$2,736	$771	$2,306	$6,736	$1,950	$3,984	$1,237	$1,432	$21,152
Individually evaluated for impairment	1,193	22	429	4,255	—	222	560	3,301	9,982
Acquired with deteriorated credit quality	—	—	406	260	7	26	4	1	704
Total	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loans individually evaluated for impairment by category of loans as of December 31:

	Unpaid
	Principal	Recorded	Related
December 31, 2021	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$303	$303	$187
Agricultural and farmland	—	—	—
Commercial real estate - owner occupied	3,013	3,013	327
Commercial real estate - non-owner occupied	14,912	14,893	2,999
Multi-family	—	—	—
Construction and land development	—	—	—
One-to-four family residential	1,421	1,314	210
Municipal, consumer, and other	8,523	8,498	1,875
Total	$28,172	$28,021	$5,598

With no related allowance:
Commercial and industrial	$14,452	$14,441	$—
Agricultural and farmland	12	12	—
Commercial real estate - owner occupied	9,534	9,319	—
Commercial real estate - non-owner occupied	14,755	14,682	—
Multi-family	—	—	—
Construction and land development	2,112	2,018	—
One-to-four family residential	7,129	5,583	—
Municipal, consumer, and other	4,603	4,543	—
Total	$52,597	$50,598	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$14,755	$14,744	$187
Agricultural and farmland	12	12	—
Commercial real estate - owner occupied	12,547	12,332	327
Commercial real estate - non-owner occupied	29,667	29,575	2,999
Multi-family	—	—	—
Construction and land development	2,112	2,018	—
One-to-four family residential	8,550	6,897	210
Municipal, consumer, and other	13,126	13,041	1,875
Total	$80,769	$78,619	$5,598

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unpaid
	Principal	Recorded	Related
December 31, 2020	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$2,737	$2,725	$1,193
Agricultural and farmland	169	168	22
Commercial real estate - owner occupied	3,072	3,040	429
Commercial real estate - non-owner occupied	20,726	20,394	4,255
Multi-family	—	—	—
Construction and land development	2,081	2,055	222
One-to-four family residential	2,963	2,739	560
Municipal, consumer, and other	12,207	12,181	3,301
Total	$43,955	$43,302	$9,982

With no related allowance:
Commercial and industrial	$3,322	$2,587	$—
Agricultural and farmland	4,625	4,625	—
Commercial real estate - owner occupied	10,164	10,092	—
Commercial real estate - non-owner occupied	5,727	5,599	—
Multi-family	876	876	—
Construction and land development	1,762	1,754	—
One-to-four family residential	9,325	7,604	—
Municipal, consumer, and other	1,431	1,365	—
Total	$37,232	$34,502	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$6,059	$5,312	$1,193
Agricultural and farmland	4,794	4,793	22
Commercial real estate - owner occupied	13,236	13,132	429
Commercial real estate - non-owner occupied	26,453	25,993	4,255
Multi-family	876	876	—
Construction and land development	3,843	3,809	222
One-to-four family residential	12,288	10,343	560
Municipal, consumer, and other	13,638	13,546	3,301
Total	$81,187	$77,804	$9,982

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans during the years ended December 31:

	Year Ended December 31,
	2021		2020		2019
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$1,593	$89	$3,031	$169	$5,275	$152
Agricultural and farmland	83	4	273	9	464	12
Commercial real estate - owner occupied	3,052	177	1,622	98	874	43
Commercial real estate - non-owner occupied	16,494	791	6,345	220	101	7
Multi-family	—	—	—	—	—	—
Construction and land development	554	27	2,441	116	3,988	171
One-to-four family residential	1,988	77	3,120	110	3,414	79
Municipal, consumer, and other	8,681	158	10,617	286	9,284	396
Total	$32,445	$1,323	$27,449	$1,008	$23,400	$860

With no related allowance:
Commercial and industrial	$7,125	$330	$4,004	$251	$6,744	$206
Agricultural and farmland	290	17	11,061	561	14,826	824
Commercial real estate - owner occupied	7,771	344	11,056	528	10,190	483
Commercial real estate - non-owner occupied	10,339	432	14,412	458	3,465	131
Multi-family	434	10	447	10	1,344	9
Construction and land development	2,107	28	892	23	107	4
One-to-four family residential	6,248	192	8,022	316	8,360	240
Municipal, consumer, and other	4,666	86	3,089	115	4,874	104
Total	$38,980	$1,439	$52,983	$2,262	$49,910	$2,001

Total loans individually evaluated for impairment:
Commercial and industrial	$8,718	$419	$7,035	$420	$12,019	$358
Agricultural and farmland	373	21	11,334	570	15,290	836
Commercial real estate - owner occupied	10,823	521	12,678	626	11,064	526
Commercial real estate - non-owner occupied	26,833	1,223	20,757	678	3,566	138
Multi-family	434	10	447	10	1,344	9
Construction and land development	2,661	55	3,333	139	4,095	175
One-to-four family residential	8,236	269	11,142	426	11,774	319
Municipal, consumer, and other	13,347	244	13,706	401	14,158	500
Total	$71,425	$2,762	$80,432	$3,270	$73,310	$2,861

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investment in loans by category based on current payment and accrual status as of December 31:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2021	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$286,563	$9	$—	$374	$286,946
Agricultural and farmland	247,772	24	—	—	247,796
Commercial real estate - owner occupied	234,441	103	—	—	234,544
Commercial real estate - non-owner occupied	683,029	823	—	171	684,023
Multi-family	263,911	—	—	—	263,911
Construction and land development	297,465	64	—	519	298,048
One-to-four family residential	325,780	383	32	1,642	327,837
Municipal, consumer, and other	156,297	214	16	57	156,584
Total	$2,495,258	$1,620	$48	$2,763	$2,499,689

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2020	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$392,490	$—	$—	$822	$393,312
Agricultural and farmland	222,723	—	—	—	222,723
Commercial real estate - owner occupied	221,308	112	—	940	222,360
Commercial real estate - non-owner occupied	516,387	—	—	4,008	520,395
Multi-family	236,391	—	—	—	236,391
Construction and land development	225,508	—	—	144	225,652
One-to-four family residential	301,282	984	595	3,914	306,775
Municipal, consumer, and other	119,055	211	21	111	119,398
Total	$2,235,144	$1,307	$616	$9,939	$2,247,006

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present total loans by category based on their assigned risk ratings determined by management as of December 31:

December 31, 2021	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,088	$5,114	$14,744	$—	$286,946
Agricultural and farmland	221,898	25,213	685	—	247,796
Commercial real estate - owner occupied	198,862	24,098	11,584	—	234,544
Commercial real estate - non-owner occupied	619,212	32,372	32,439	—	684,023
Multi-family	241,362	22,549	—	—	263,911
Construction and land development	268,556	27,474	2,018	—	298,048
One-to-four family residential	308,951	11,221	7,665	—	327,837
Municipal, consumer, and other	143,299	244	13,041	—	156,584
Total	$2,269,228	$148,285	$82,176	$—	$2,499,689

December 31, 2020	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$368,843	$18,258	$6,211	$—	$393,312
Agricultural and farmland	191,662	25,540	5,521	—	222,723
Commercial real estate - owner occupied	176,823	31,990	13,547	—	222,360
Commercial real estate - non-owner occupied	432,752	58,699	28,944	—	520,395
Multi-family	204,449	31,066	876	—	236,391
Construction and land development	193,646	28,193	3,813	—	225,652
One-to-four family residential	280,198	14,526	12,051	—	306,775
Municipal, consumer, and other	105,539	312	13,547	—	119,398
Total	$1,953,912	$208,584	$84,510	$—	$2,247,006

There were no troubled debt restructurings during the year ended December 31, 2021. The following tables present the financial effect of troubled debt restructurings for the years ended December 31, 2020 and 2019:

				Charge-offs
		Recorded Investment		and Specific
Year Ended December 31, 2020	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial real estate - owner occupied	1	853	853	—
Total	1	$853	$853	$—

				Charge-offs
		Recorded Investment		and Specific
Year Ended December 31, 2019	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial and industrial	3	$516	$516	$—
Agricultural and farmland	2	392	392	—
Commercial real estate - owner occupied	1	170	170	—
One-to-four family residential	1	21	21	—
Total	7	$1,099	$1,099	$—

During the years ended December 31, 2020 and 2019, all troubled debt restructurings were the result of a payment concession. As of December 31, 2021 and 2020, there were no troubled debt restructurings which had subsequent payment defaults within 12 months of the modification. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the Company had $3,512,000 and $8,950,000 of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), along with a joint statement issued by banking regulatory agencies, provided that short-term loan payment modifications to borrowers experiencing financial hardship due to COVID-19 made prior to January 1, 2022 generally do not need to be accounted for as a troubled debt restructuring. As of December 31, 2021 and 2020, the Company had loans totaling $204,000 and $27,986,000 that were granted a payment modification due to a COVID-19 related financial hardship and have not returned to regular payments. Substantially all modifications were in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers have received more than one loan payment modification.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows for the years ended December 31:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Beginning balance	$1,397	$1,662	$2,101
Reclassification from non-accretable difference	508	288	822
Disposals	(1,089)	—	—
Accretion income	(403)	(553)	(1,261)
Ending balance	$413	$1,397	$1,662

NOTE 6 – LOAN SERVICING

Mortgage loans serviced for others, not included in the accompanying consolidated balance sheets, amounted to $1,040,809,000 and $1,090,219,000 as of December 31, 2021 and 2020, respectively. Activity in mortgage servicing rights is as follows for years ended December 31:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Beginning balance	$5,934	$8,518	$10,918
Acquired	370	—	—
Capitalized servicing rights	1,200	1,981	1,018
Fair value adjustment:
Attributable to payments and principal reductions	(1,788)	(2,364)	(1,614)
Attributable to changes in valuation inputs and assumptions	2,278	(2,201)	(1,804)
Total fair value adjustment	490	(4,565)	(3,418)
Ending balance	$7,994	$5,934	$8,518

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation as of December 31 as follows:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Land, buildings, and improvements	$77,180	$75,790
Furniture, fixtures, and equipment	24,199	23,035
Total bank premises and equipment	101,379	98,825
Less accumulated depreciation	48,896	45,921
Total bank premises and equipment, net	$52,483	$52,904

Depreciation expense by category for the years ended December 31 is as follows:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Buildings and improvements	$1,694	$1,761	$1,813
Furniture, fixtures, and equipment	1,380	1,180	896
Total depreciation expense	$3,074	$2,941	$2,709

During 2021, six branch locations were closed or consolidated as part of a branch rationalization plan. The related bank premises were transferred to held for sale based on the lower of the carrying value or fair value, less estimated costs to sell. As of December 31, 2021 and 2020, bank premises held for sale totaled $1,452,000 and $121,000, respectively. During the year ended December 31, 2021, there were impairment losses of $661,000 on bank premises held for sale included in gains (losses) on other assets in the consolidated statements of income. During the year ended December 31, 2020, there were no impairment losses on bank premises held for sale. During the year ended December 31, 2019, there were impairment losses of $37,000 on bank premises held for sale included in gains (losses) on other assets in the consolidated statements of income

NOTE 8 – FORECLOSED ASSETS

Foreclosed assets activity is as follows for the years ended December 31:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Beginning balance	$4,168	$5,099	$9,559
Transfers from loans	4,857	1,074	2,520
Capitalized improvements	—	6	41
Proceeds from sales	(5,805)	(2,079)	(5,460)
Sales through loan origination	(252)	(67)	(2,046)
Net gain (loss) on sales	505	348	1,048
Direct write-downs	(195)	(213)	(563)
Ending balance	$3,278	$4,168	$5,099

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains (losses) on foreclosed assets includes the following for the years ended December 31:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Direct write-downs	$(195)	$(213)	$(563)
Net gain (loss) on sales	505	348	1,048
Guarantee reimbursements	—	7	80
Gain on settlement	—	—	375
Gains (losses) on foreclosed assets	$310	$142	$940

The carrying value of foreclosed one-to-four family residential real estate property as of December 31, 2021 and 2020, was $169,000 and $868,000, respectively. As of December 31, 2021, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $55,000. As of December 31, 2020, there were 11 residential real estate loans in the process of foreclosure totaling approximately $1,526,000.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31:

	Year Ended December 31,
	2021		2020		2019
		Core Deposit		Core Deposit		Core Deposit
	Goodwill	Intangible	Goodwill	Intangible	Goodwill	Intangible

	(dollars in thousands)
Beginning balance	$23,620	$2,798	$23,620	$4,030	$23,620	$5,453
Additions	5,702	199	—	—	—	—
Amortization	—	(1,054)	—	(1,232)	—	(1,423)
Ending balance	$29,322	$1,943	$23,620	$2,798	$23,620	$4,030
Accumulated amortization	$—	$19,974	$—	$18,920	$—	$17,688

Amortization of core deposit intangible assets for the years subsequent to December 31, 2021 is expected to be as follows (dollars in thousands):

Year ended December 31,
2022	$873
2023	353
2024	337
2025	275
2026	20
Thereafter	85
Total	$1,943

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DEPOSITS

The Company’s deposits are summarized below as December 31:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Noninterest-bearing deposits	$1,087,659	$882,939
Interest-bearing deposits:
Interest-bearing demand	1,105,949	968,592
Money market	583,198	462,056
Savings	633,171	517,473
Time	328,208	299,474
Total interest-bearing deposits	2,650,526	2,247,595
Total deposits	$3,738,185	$3,130,534

Money market deposits include $4,238,000 of brokered deposits as of December 31, 2021. Money market deposits also include $6,895,000 and $6,489,000 of reciprocal transaction deposits as of December 31, 2021 and 2020, respectively. Time deposits include $850,000 and $3,164,000 of reciprocal time deposits as of December 31, 2021 and 2020, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more amounted to $59,512,000 and $26,687,000 as of December 31, 2021 and 2020, respectively. The aggregate amounts of time deposits in denominations of $100,000 or more amounted to $133,067,000 and $99,649,000 as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the scheduled maturities of time deposits are as follows (dollars in thousands):

Year ended December 31,
2022	$235,100
2023	64,106
2024	13,179
2025	9,042
2026	6,562
Thereafter	219
Total	$328,208

The components of interest expense on deposits for the years ended December 31 are as follows:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Interest-bearing demand	$518	$647	$1,474
Money market	437	697	1,837
Savings	188	196	278
Time	1,329	2,681	4,343
Total interest expense on deposits	$2,472	$4,221	$7,932

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

All repurchase agreements are sweep instruments. The securities underlying the agreements as of December 31, 2021 and 2020 were under the Company’s control in safekeeping at third-party financial institutions, and included debt securities.

Information pertaining to securities sold under agreements to repurchase as of December 31 is as follows:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Balance at end of year	$61,256	$45,736
Weighted average rate as of end of year	0.07%	0.06%
Fair value of securities underlying the agreements	$64,164	$62,472
Carrying value of securities underlying the agreements	$64,262	$62,415

NOTE 12 – BORROWINGS

There were no Federal Home Loan Bank of Chicago (FHLB) borrowings outstanding as of December 31, 2021 and 2020. Available borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The total amount of loans pledged as of December 31, 2021 and 2020 was $566,996,000 and $493,690,000, respectively. As of December 31, 2021 and 2020, loans pledged also served as collateral for credit exposure of approximately $355,000 associated with the Bank’s participation in the FHLB’s Mortgage Partnership Finance Program.

The Bank also had available borrowings through the discount window of the Federal Reserve Bank of Chicago (FRB). Available borrowings are based on the collateral pledged. As of December 31, 2021, there was no collateral pledged. As of December 31, 2020, the carrying value of securities pledged amounted to $499,000. There was no outstanding balance from the FRB discount window as of December 31, 2021 and 2020.

NOTE 13 – SUBORDINATED NOTES

On September 3, 2020, the Company issued $40,000,000 of fixed-to-floating rate subordinated notes that mature on September 15, 2030. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 4.50% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest is payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after September 15, 2025. If the subordinated notes are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The transaction resulted in debt issuance costs of $789,000 which will be amortized over 10 years. As of December 31, 2021, 100% of the subordinated notes qualified as Tier 2 capital.

The face value and carrying value of the subordinated notes are summarized below:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Subordinated notes, at face value	$40,000	$40,000
Unamortized issuance costs	(684)	(762)
Subordinated notes, at carrying value	$39,316	$39,238

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS

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

In accordance with GAAP, the trusts are not consolidated in the Company’s financial statements.

The carrying value of the junior subordinated debentures are summarized as follows:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	5,773	5,773
Total junior subordinated debentures, at face value	38,765	38,765
National Bancorp Statutory Trust I unamortized discount	(1,051)	(1,117)
Total junior subordinated debentures, at carrying value	$37,714	$37,648

The interest rates on the subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date immediately preceding the Distribution Payment Date specific to each junior subordinated debenture, plus a fixed percentage. The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		December 31,	December 31,	Maturity
	Interest Rate		2021	2020	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	2.87%	2.99%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	1.73	1.75	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	1.55	1.57	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	2.92	3.04	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	3.10	3.12	December 31, 2037

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of December 31, 2021 and 2020, 100%of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	December 31, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

(dollars in thousands)
Fair value recorded in other liabilities	$17,000	$(680)	$17,000	$(1,458)

As of December 31, 2021, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of December 31, 2021 and 2020, the Company had cash pledged and held on deposit at counterparties of $780,000 and $1,630,000, respectively.

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

For the years ended December 31, 2021, 2020, and 2019, the effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income to income	other comprehensive income

	Year Ended December 31,
	2021	2020	2019

Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$—	$64	$116
Junior subordinated debentures interest expense	(412)	(302)	(29)
Total	$(412)	$(238)	$87

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	December 31, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$112,041	$8,622	$122,313	$15,360
Interest rate swaps with a financial institution counterparty	3,880	75	—	—
Total fair value recorded in other assets	$115,921	$8,697	$122,313	$15,360

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$3,880	$(75)	$—	$—
Interest rate swaps with a financial institution counterparty	112,041	(8,622)	122,313	(15,360)
Total fair value recorded in other liabilities	$115,921	$(8,697)	$122,313	$(15,360)

As of December 31, 2021, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of December 31, 2021 and 2020, the Company had $7,483,000 and $15,490,000, respectively, of debt securities pledged and held in safekeeping at the financial institution counterparty.

For the years ended December 31, 2021, 2020 and 2019, the effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Year Ended December 31,
	2021	2020	2019

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$13,773	$24,758	$13,537
Gross losses	(13,773)	(24,758)	(13,500)
Net gains (losses)	$—	$—	$37

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss) for the years ended December 31:

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Balance, December 31, 2018	$(4,561)	$122	$151	$(4,288)
Other comprehensive income (loss) before reclassifications	12,458	—	(698)	11,760
Reclassifications	—	(264)	(87)	(351)
Other comprehensive income (loss), before tax	12,458	(264)	(785)	11,409
Income tax (benefit) expense	(762)	(11)	62	(711)
Other comprehensive income (loss), after tax	13,220	(253)	(847)	12,120
Balance, December 31, 2019	8,659	(131)	(696)	7,832
Other comprehensive income (loss) before reclassifications	15,272	—	(1,084)	14,188
Reclassifications	—	18	238	256
Other comprehensive income (loss), before tax	15,272	18	(846)	14,444
Income tax expense (benefit)	4,353	5	(235)	4,123
Other comprehensive income (loss), after tax	10,919	13	(611)	10,321
Balance, December 31, 2020	19,578	(118)	(1,307)	18,153
Transfer from available-for-sale to held-to-maturity	3,887	(3,887)	—	—
Other comprehensive (loss) income before reclassifications	(24,798)	—	366	(24,432)
Reclassifications	—	687	412	1,099
Other comprehensive (loss) income, before tax	(24,798)	687	778	(23,333)
Income tax (benefit) expense	(7,069)	196	222	(6,651)
Other comprehensive (loss) income, after tax	(17,729)	491	556	(16,682)
Balance, December 31, 2021	$5,736	$(3,514)	$(751)	$1,471

The amounts reclassified from accumulated other comprehensive income (loss) for unrealized gains (losses) on debt securities available-for-sale are included in gains (losses) on securities in the accompanying consolidated statements of income.

The amounts reclassified from accumulated other comprehensive income (loss) for unrealized gains on debt securities held-to-maturity are included in securities interest income in the accompanying consolidated statements of income.

The amounts reclassified from accumulated other comprehensive income (loss) for the fair value of derivative instruments represent net interest payments received or made on derivatives designated as cash flow hedges. See Note 15 for additional information.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – INCOME TAXES

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

Allocation of income tax expense between current and deferred portions for the years ended December 31 is as follows:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Current
Federal	$11,330	$8,358	$4,849
State	6,053	4,709	3,102
Total current	17,383	13,067	7,951

Deferred
Federal	1,945	(226)	(1,437)
State	963	(113)	(724)
Change in tax status	—	—	(534)
Total deferred	2,908	(339)	(2,695)
Income tax expense	$20,291	$12,728	$5,256

Income tax expense differs from the statutory federal rate for the years ended December 31 due to the following:

	Year Ended December 31,
	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$16,078	21.0%	$10,410	21.0%	$3,933	5.5%
Increase (decrease) resulting from:
Federally tax exempt interest income	(1,426)	(1.9)	(1,470)	(3.0)	(372)	(0.5)
State taxes, net of federal benefit	5,430	7.1	3,631	7.4	2,212	3.1
Change in tax status	—	—	—	—	(534)	(0.8)
Other	209	0.3	157	0.3	17	—
Income tax expense	$20,291	26.5%	$12,728	25.7%	$5,256	7.3%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$6,756	$9,046
Compensation related	2,314	2,301
Deferred loan fees	1,059	1,595
Nonaccrual interest	489	660
Foreclosed assets	43	45
Goodwill	316	336
Net unrealized losses on debt securities	304	—
Other	853	1,011
Total deferred tax assets	12,134	14,994

Deferred tax liabilities
Fixed asset depreciation	4,188	4,361
Mortgage servicing rights	2,262	1,692
Other purchase accounting adjustments	776	1,115
Intangible assets	374	580
Prepaid assets	664	685
Net unrealized gains on debt securities	—	6,569
Other	505	370
Total deferred tax liabilities	8,769	15,372
Net deferred tax asset (liability)	$3,365	$(378)

NOTE 18 – EARNINGS PER SHARE

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Numerator:
Net income	$56,271	$36,845	$66,865
Earnings allocated to participating securities	(104)	(93)	—
Numerator for earnings per share - basic and diluted	$56,167	$36,752	$66,865

Denominator:
Weighted average common shares outstanding	27,795,806	27,457,306	20,090,270
Dilutive effect of outstanding restricted stock units	15,487	—	—
Weighted average common shares outstanding, including all dilutive potential shares	27,811,293	27,457,306	20,090,270

Earnings per share - Basic	$2.02	$1.34	$3.33
Earnings per share - Diluted	$2.02	$1.34	$3.33

NOTE 19 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved the termination of the SERP, and a lump sum payment was made in June 2020 to each participant equal to the present value of any remaining installment payments. As of December 31, 2021 and 2020, there was no remaining deferred compensation liability for the SERP. During the years ended December 31, 2020 and 2019, the Company recognized deferred compensation expense for the SERP of $1,660,000 and $4,291,000, respectively.

NOTE 20 – EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

During the years ended December 31, 2021, 2020, and 2019, the Company’s profit sharing plan contribution expense amounted to $1,269,000, $1,118,000, and $1,223,000, respectively. The Company’s contributions vest to employees ratably over a six-year period.

Medical Insurance Benefits

The Company is partially self-insured for medical claims filed by its employees. As of December 31, 2021 and 2020, the Company’s maximum aggregate liability under the plan was $6,588,000 and $6,287,000, respectively. During the years ended December 31, 2021, 2020, and 2019, medical benefits expense amounted to $4,161,000, $4,840,000, and $3,734,000, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – STOCK-BASED COMPENSATION PLANS

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

The following is a summary of stock-based compensation expense (benefit):

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Restricted stock units	$579	$351	$—
Performance restricted stock units	185	—	—
Total awards classified as equity	764	351	—
Stock appreciation rights	226	(137)	343
Total stock-based compensation expense	$990	$214	$343

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

During the years ended December 31, 2021 and 2020, the total grant date fair value of the restricted stock units granted was $948,000 and $1,399,000, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the year ended December 31, 2021 was $305,000.

The following is a summary of outstanding restricted stock unit activity:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
Balance, December 31, 2018	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, December 31, 2019	—	$—
Granted	73,700	18.98
Vested	—	—
Forfeited	(2,700)	19.03
Balance, December 31, 2020	71,000	$18.98
Granted	59,994	15.81
Vested	(20,225)	18.86
Forfeited	(1,525)	18.11
Balance, December 31, 2021	109,244	$17.27

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, unrecognized compensation cost related to non-vested restricted stock units was $1,339,000. This cost is expected to be recognized over the weighted average remaining contractual term of 2.3 years

Performance Restricted Stock Units

A performance restricted stock unit is similar to a restricted stock unit, except that the number of shares of common stock awarded is based on a performance condition and the completion of the requisite service period. The number of shares of common stock that may be earned ranges from 0% to 150% of the number of performance restricted stock units granted. Performance restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and an assessment of the probable outcome of the performance condition. Compensation cost is recognized on a straight-line basis over the service period of the entire award. Changes in the performance condition probability assessment result in cumulative catch-up adjustments to the compensation cost recognized. Dividend equivalents on performance restricted stock units, which are accrued until vested, are classified as dividends charged to retained earnings.

During the year ended December 31, 2021, the total grant date fair value of the performance restricted stock units granted was $603,000, based on the grant date closing prices. Performance conditions are based on either the average annual return on average tangible common equity during the performance period or average loan balances for a specified geographic region during the performance period, with downward adjustments if certain credit quality criteria are not maintained.

The following is a summary of performance restricted stock unit activity:

Weighted
	Performance	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Balance, December 31, 2018	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, December 31, 2019	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, December 31, 2020	—	$—
Granted	38,344	15.72
Vested	—	—
Forfeited	—	—
Balance, December 31, 2021	38,344	$15.72

As of December 31, 2021, unrecognized compensation cost related to non-vested performance restricted stock units was $579,000, based on the current assessment of the probable outcome of the performance condition. This cost is expected to be recognized over the weighted average remaining contractual term of 2.5 years.

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

The following is a summary of outstanding stock appreciation rights activity:

		Weighted
	Stock	Average
	Appreciation	Grant Date
	Rights	Assigned Value
Balance, December 31, 2018	91,800	$5.73
Granted	110,160	16.32
Exercised	(91,800)	5.73
Expired	—	—
Forfeited	—	—
Balance, December 31, 2019	110,160	$16.32
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(4,590)	16.32
Balance, December 31, 2020	105,570	$16.32
Granted	—	—
Exercised	(6,120)	16.32
Expired	(1,530)	16.32
Forfeited	—	—
Balance, December 31, 2021	97,920	$16.32

A further summary of outstanding stock appreciation rights as of December 31, 2021, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	97,920	85,680	7.2	years

As of December 31, 2021, unrecognized compensation cost related to non-vested stock appreciation rights was $56,000.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the liability recorded for outstanding stock appreciation rights was $485,000 and $272,000, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.40%	0.80%
Expected volatility	35.52%	34.72%
Expected life (in years)	7.7	8.7
Expected dividend yield	3.20%	3.96%

As of December 31, 2021, the liability recorded for previously exercised stock appreciation rights was $797,000, which will be paid in three remaining equal annual installments. As of December 31, 2020, the liability recorded for previously exercised units was $1,087,000.

NOTE 22 – REGULATORY CAPITAL

The Company (on a consolidated basis) and the Bank are each subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Company and the Bank. Additionally, the ability of the Company to pay dividends to its stockholders is dependent upon the ability of the Bank to pay dividends to the Company.

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

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of December 31, 2021 and 2020, the capital conservation buffer was 2.5%of risk-weighted assets.

As of December 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual and required capital amounts and ratios of HBT Financial, Inc. (consolidated) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$479,320	16.88%	$227,115	8.00%	N/A	N/A
Heartland Bank and Trust Company	452,162	15.94	226,950	8.00	$283,688	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$416,068	14.66%	$170,336	6.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	170,213	6.00	$226,950	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$379,519	13.37%	$127,752	4.50%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	127,659	4.50	$184,397	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$416,068	9.84%	$169,171	4.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	10.13	169,070	4.00	$211,337	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$426,283	17.40%	$195,970	8.00%	N/A	N/A
Heartland Bank and Trust Company	382,511	15.63	195,787	8.00	$244,733	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$356,410	14.55%	$146,977	6.00%	N/A	N/A
Heartland Bank and Trust Company	351,904	14.38	146,840	6.00	$195,787	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$319,927	13.06%	$110,233	4.50%	N/A	N/A
Heartland Bank and Trust Company	351,904	14.38	110,130	4.50	$159,077	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$356,410	9.94%	$143,454	4.00%	N/A	N/A
Heartland Bank and Trust Company	351,904	9.82	143,296	4.00	$179,120	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements are summarized in Note 1. There were no transfers between levels during the years ended December 31, 2021 and 2020. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis as of December 31:

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$108,976	$—	$—	$108,976
U.S. government agency	—	128,105	—	128,105
Municipal	—	297,077	—	297,077
Mortgage-backed:
Agency residential	—	179,466	—	179,466
Agency commercial	—	164,061	—	164,061
Corporate	—	64,483	—	64,483
Equity securities with readily determinable fair values	3,443	—	—	3,443
Mortgage servicing rights	—	—	7,994	7,994
Derivative financial assets	—	8,697	—	8,697
Derivative financial liabilities	—	9,377	—	9,377

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. government agency	$—	$121,993	$—	$121,993
Municipal	—	274,261	—	274,261
Mortgage-backed:
Agency residential	—	203,252	—	203,252
Agency commercial	—	250,766	—	250,766
Corporate	—	72,597	—	72,597
Equity securities with readily determinable fair values	3,292	—	—	3,292
Mortgage servicing rights	—	—	5,934	5,934
Derivative financial assets	—	15,360	—	15,360
Derivative financial liabilities	—	16,818	—	16,818

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2020 to December 31, 2021.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$7,994	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 88.9% (11.7%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$5,934	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 85.0% (17.3%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis as of December 31:

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$4,942	$—	$4,942
Collateral-dependent impaired loans	—	—	22,423	22,423
Bank premises held for sale	—	—	1,452	1,452
Foreclosed assets	—	—	3,278	3,278

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$14,713	$—	$14,713
Collateral-dependent impaired loans	—	—	33,320	33,320
Bank premises held for sale	—	—	121	121
Foreclosed assets	—	—	4,168	4,168

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

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$22,423	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	1,452	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,278	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$33,320	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	121	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	4,168	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	Fair Value	December 31, 2021		December 31, 2020
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$409,268	$409,268	$312,451	$312,451
Debt securities held-to-maturity	Level 2	336,185	336,027	68,395	72,441
Restricted stock	Level 3	2,739	2,739	2,498	2,498
Loans, net	Level 3	2,475,753	2,494,686	2,215,168	2,235,767
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	14,901	14,901	14,255	14,255

Financial liabilities:
Time deposits	Level 3	328,208	327,779	299,474	300,989
Securities sold under agreements to repurchase	Level 2	61,256	61,256	45,736	45,736
Subordinated notes	Level 3	39,316	41,602	39,238	38,403
Junior subordinated debentures	Level 3	37,714	33,640	37,648	23,766
Accrued interest payable	Level 2	1,043	1,043	1,151	1,151

The Company estimated the fair value of lending related commitments as described in Note 24 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.

NOTE 24 – COMMITMENTS AND CONTINGENCIES

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

Such commitments and conditional obligations were as follows as of December 31:

	Contractual Amount
	December 31, 2021	December 31, 2020

	(dollars in thousands)
Commitments to extend credit	$609,947	$530,191
Standby letters of credit	12,960	10,031

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year ended December 31,
2022	$167
2023	131
2024	81
2025	33
Total	$412

Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 25 – RELATED PARTY TRANSACTIONS

Loans

As of December 31, 2021 and 2020, loans to directors, executive officers, principal shareholders and their affiliated entities (related parties) amounted to $2,633,000 and $3,072,000, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans with persons not related to us.

Deposits

Deposits of related parties amounted to $4,023,000 and $2,596,000 as of December 31, 2021 and 2020, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Following are the condensed financial statements of HBT Financial, Inc. (Parent only).

Condensed Parent Company Only Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS	(dollars in thousands)
Cash and cash equivalents	$25,752	$44,149
Investment in subsidiaries:
Bank	461,339	397,201
Non-bank	1,165	1,165
Other assets	1,283	1,140
Total assets	$489,539	$443,655

LIABILITIES
Subordinated notes	$39,316	$39,238
Junior subordinated debentures	37,714	37,648
Other liabilities	628	2,852
Total liabilities	77,658	79,738

STOCKHOLDERS' EQUITY	411,881	363,917
Total liabilities and stockholders' equity	$489,539	$443,655

Condensed Parent Company Only Statements of Income

	Years ended December 31
	2021	2020	2019

INCOME	(dollars in thousands)
Dividends received from subsidiaries:
Bank	$20,000	$17,600	$109,969
Non-bank	—	36	385
Undistributed earnings from subsidiaries:
Bank	41,227	22,462	(41,202)
Non-bank	—	(36)	(151)
Other income	454	215	52
Total income	61,681	40,277	69,053

EXPENSES
Interest expense	3,305	2,189	1,922
Other expense	3,741	2,519	1,025
Total expenses	7,046	4,708	2,947
INCOME BEFORE INCOME TAX BENEFIT	54,635	35,569	66,106
INCOME TAX BENEFIT	(1,636)	(1,276)	(759)
NET INCOME	$56,271	$36,845	$66,865

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows

	Year ended December 31
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$56,271	$36,845	$66,865
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of consolidated subsidiaries	(41,227)	(22,426)	41,353
Stock-based compensation	764	351	—
Amortization of discount and issuance costs on subordinated notes and debentures	144	92	66
Net gain on sale of foreclosed assets	(74)	—	—
Changes in other assets and liabilities, net	(2,231)	1,633	(1,912)
Net cash provided by operating activities	13,647	16,495	106,372

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to bank subsidiary	—	—	(17,000)
Capital contribution to non-bank subsidiary	—	—	(100)
Purchase of securities	(48)	(17)	—
Proceeds from sale of foreclosed assets	74	—	—
Net cash paid for acquisition of NXT Bancorporation, Inc.	(10,411)	—	—
Net cash used in investing activities	(10,385)	(17)	(17,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of subordinated notes, net of issuance costs	—	39,211	—
Issuance of common stock	—	—	138,493
Repurchase of common stock	(4,906)	—	—
Cash dividends and dividend equivalents paid	(16,753)	(16,518)	(224,956)
Net cash (used in) provided by financing activities	(21,659)	22,693	(86,463)

NET CHANGE IN CASH AND EQUIVALENTS	(18,397)	39,171	2,809
CASH AND CASH EQUIVALENTS
Beginning of year	44,149	4,978	2,169
End of year	$25,752	$44,149	$4,978

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

ITEM 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

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

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2021 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-Average exercise price of outstanding options, warrants and rights (B)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	166,760	$16.74	1,633,015
Equity compensation plans not approved by security holders	—	—	—
Total	166,760	$16.74	1,633,015

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

PART IV.

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).See Index to Consolidated Financial Statements on page 90.

(a)(2).Financial Statement Schedule

All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto included in Part II, Item 8.

(a)(3).Exhibits

Exhibit No.	Description

2.1

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

10.13 §	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2021).

10.14 § *	Form of Restricted Stock Unit Award Agreement.

10.15 § *	Form of Performance Restricted Stock Unit Award Agreement.

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of RSM US LLP.

31.1 *	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	iXBRL Instance Document.

101.SCH	iXBRL Taxonomy Extension Schema Document.

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
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

HBT FINANCIAL, INC.

Dated:March 11, 2022	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred L. Drake	Chairman and Chief Executive Officer	March 11, 2022
Fred L. Drake	(Principal executive officer)

/s/ Matthew J. Doherty	Executive Vice President and Chief Financial	March 11, 2022
Matthew J. Doherty	Officer (Principal financial officer and principal
accounting officer)

/s/ Roger A. Baker	Director	March 11, 2022
Roger A. Baker

/s/ C. Alvin Bowman	Director	March 11, 2022
C. Alvin Bowman

/s/ Eric E. Burwell	Director	March 11, 2022
Eric E. Burwell

/s/ Patrick F. Busch	Executive Vice President, Chief Lending	March 11, 2022
Patrick F. Busch	Officer and Director

/s/ J. Lance Carter	President, Chief Operating Officer and Director	March 11, 2022
J. Lance Carter

/s/ Allen C. Drake	Director	March 11, 2022
Allen C. Drake

/s/ Linda J. Koch	Director	March 11, 2022
Linda J. Koch

/s/ Gerald E. Pfeiffer	Director	March 11, 2022
Gerald E. Pfeiffer