Form 10-Q
period 2022-03-31
HBT Financial, Inc.
filed 2022-05-06
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, there were 28,920,011 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings, and liquidity. Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	the strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints);
●	the economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or other threats thereof, or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	time and effort necessary to resolve nonperforming assets and the loans modified or deferred as a result of the impact of the COVID-19 pandemic;
●	the length and severity of the COVID-19 pandemic, and the effects of the COVID-19 pandemic, including the impact of the pandemic on our operations and the operations of our customers and the communities that we serve;
●	environmental liability associated with our lending activities;
●	the effects of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, our loan originations, and our modeling estimates relating to interest rate changes;
●	changes in and uncertainty related to benchmark interest rates used to price our loans, including the elimination of LIBOR;
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from the Bank, pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to attract and retain skilled employees or changes in our management personnel;
●	any failure or interruption of our information and communications systems;
●	our ability to identify and address cybersecurity risks;
●	the effects of the failure of any component of our business infrastructure provided by a third party;
●	our ability to keep pace with technological changes;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States (“U.S.”) generally or in Illinois and Iowa in particular;
●	the geographic concentration of our operations in the States of Illinois and Iowa;
●	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to attract and retain customer deposits;
●	our ability to maintain the Bank’s reputation;
●	possible impairment of our goodwill and other intangible assets;
●	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
●	our prior status as an S Corporation;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;

●	market perceptions associated with certain aspects of our business;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002;
●	damage to our reputation from any of the factors described above;
●	our success at managing the risks involved in the foregoing items; and
●	the factors discussed in “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange (“SEC”) Commission on March 11, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$30,761	$23,387
Interest-bearing deposits with banks	328,218	385,881
Cash and cash equivalents	358,979	409,268

Interest-bearing time deposits with banks	487	490
Debt securities available-for-sale, at fair value	933,922	942,168
Debt securities held-to-maturity (fair value of $416,603 in 2022 and $336,027 in 2021)	438,054	336,185
Equity securities with readily determinable fair value	3,256	3,443
Equity securities with no readily determinable fair value	1,927	1,927
Restricted stock, at cost	2,739	2,739
Loans held for sale	1,777	4,942

Loans, before allowance for loan losses	2,487,785	2,499,689
Allowance for loan losses	(24,508)	(23,936)
Loans, net of allowance for loan losses	2,463,277	2,475,753

Bank owned life insurance	7,433	7,393
Bank premises and equipment, net	52,005	52,483
Bank premises held for sale	1,081	1,452
Foreclosed assets	3,043	3,278
Goodwill	29,322	29,322
Core deposit intangible assets, net	1,698	1,943
Mortgage servicing rights, at fair value	9,723	7,994
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	13,527	14,901
Other assets	25,550	17,408
Total assets	$4,348,965	$4,314,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,069,231	$1,087,659
Interest-bearing	2,746,838	2,650,526
Total deposits	3,816,069	3,738,185

Securities sold under agreements to repurchase	50,834	61,256
Subordinated notes	39,336	39,316
Junior subordinated debentures issued to capital trusts	37,731	37,714
Other liabilities	21,840	25,902
Total liabilities	3,965,810	3,902,373

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 29,308,491 at 2022 and 29,276,547 at 2021; shares outstanding of 28,967,943 at 2022 and 28,986,061 at 2021	293	293
Surplus	221,735	220,891
Retained earnings	203,076	194,132
Accumulated other comprehensive income (loss)	(36,100)	1,471
Treasury stock at cost, 340,548 shares at 2022 and 290,486 at 2021	(5,849)	(4,906)
Total stockholders’ equity	383,155	411,881
Total liabilities and stockholders’ equity	$4,348,965	$4,314,254

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$26,806	$25,134
Federally tax exempt	662	610
Securities:
Taxable	4,649	3,633
Federally tax exempt	1,040	1,136
Interest-bearing deposits in bank	159	80
Other interest and dividend income	19	13
Total interest and dividend income	33,335	30,606

INTEREST EXPENSE
Deposits	569	644
Securities sold under agreements to repurchase	9	7
Borrowings	1	1
Subordinated notes	470	470
Junior subordinated debentures issued to capital trusts	358	355
Total interest expense	1,407	1,477
Net interest income	31,928	29,129
PROVISION FOR LOAN LOSSES	(584)	(3,405)
Net interest income after provision for loan losses	32,512	32,534

NONINTEREST INCOME
Card income	2,404	2,258
Wealth management fees	2,289	1,972
Service charges on deposit accounts	1,652	1,297
Mortgage servicing	658	685
Mortgage servicing rights fair value adjustment	1,729	1,695
Gains on sale of mortgage loans	587	2,100
Gains (losses) on securities	(187)	40
Gains (losses) on foreclosed assets	40	(76)
Gains (losses) on other assets	193	1
Income on bank owned life insurance	40	—
Other noninterest income	638	836
Total noninterest income	10,043	10,808

NONINTEREST EXPENSE
Salaries	12,992	12,596
Employee benefits	2,499	1,722
Occupancy of bank premises	2,060	1,938
Furniture and equipment	552	623
Data processing	1,653	1,688
Marketing and customer relations	851	565
Amortization of intangible assets	245	289
FDIC insurance	288	240
Loan collection and servicing	157	365
Foreclosed assets	132	143
Other noninterest expense	2,728	2,375
Total noninterest expense	24,157	22,544
INCOME BEFORE INCOME TAX EXPENSE	18,398	20,798
INCOME TAX EXPENSE	4,794	5,553
NET INCOME	$13,604	$15,245

EARNINGS PER SHARE - BASIC	$0.47	$0.55
EARNINGS PER SHARE - DILUTED	$0.47	$0.55
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	28,986,593	27,430,912

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
NET INCOME	$13,604	$15,245

OTHER COMPREHENSIVE LOSS
Unrealized losses on debt securities available-for-sale	(53,422)	(23,074)
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	181	32
Unrealized gains on derivative instruments	594	219
Reclassification adjustment for net settlements on derivative instruments	96	99
Total other comprehensive loss, before tax	(52,551)	(22,724)
Income tax benefit	(14,980)	(6,477)
Total other comprehensive loss	(37,571)	(16,247)
TOTAL COMPREHENSIVE LOSS	$(23,967)	$(1,002)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2021	28,986,061	$293	$220,891	$194,132	$1,471	$(4,906)	$411,881
Net income	—	—	—	13,604	—	—	13,604
Other comprehensive loss	—	—	—	—	(37,571)	—	(37,571)
Stock-based compensation	—	—	901	—	—	—	901
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	31,944	—	(57)	—	—	—	(57)
Repurchase of common stock	(50,062)	—	—	—	—	(943)	(943)
Cash dividends and dividend equivalents ($0.16 per share)	—	—	—	(4,660)	—	—	(4,660)
Balance, March 31, 2022	28,967,943	$293	$221,735	$203,076	$(36,100)	$(5,849)	$383,155

Balance, December 31, 2020	27,457,306	$275	$190,875	$154,614	$18,153	$—	$363,917
Net income	—	—	—	15,245	—	—	15,245
Other comprehensive loss	—	—	—	—	(16,247)	—	(16,247)
Stock-based compensation	—	—	129	—	—	—	129
Issuance of common stock upon vesting of restricted stock units	20,225	—	—	—	—	—	—
Repurchase of common stock	(95,462)	—	—	—	—	(1,514)	(1,514)
Cash dividends and dividend equivalents ($0.15 per share)	—	—	—	(4,124)	—	—	(4,124)
Balance, March 31, 2021	27,382,069	$275	$191,004	$165,735	$1,906	$(1,514)	$357,406

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,604	$15,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	763	774
Provision for loan losses	(584)	(3,405)
Net amortization of debt securities	1,763	1,732
Deferred income tax expense	566	685
Stock-based compensation	901	129
Net accretion of discount and deferred loan fees on loans	(1,608)	(2,562)
Net unrealized loss (gain) on equity securities	187	(40)
Net loss on disposals of bank premises and equipment	4	—
Net gain on sales of bank premises held for sale	(197)	—
Net (gain) loss on sales of foreclosed assets	(105)	3
Write-down of foreclosed assets	65	73
Amortization of intangibles	245	289
Increase in mortgage servicing rights	(1,729)	(1,695)
Amortization of discount and issuance costs on subordinated notes and debentures	37	36
Mortgage loans originated for sale	(20,440)	(71,835)
Proceeds from sale of mortgage loans	24,192	75,766
Net gain on sale of mortgage loans	(587)	(2,100)
Increase in cash surrender value of bank owned life insurance	(40)	—
Decrease in accrued interest receivable	1,374	1,537
Decrease in other assets	1,521	875
Decrease (increase) in other liabilities	1,379	(9,032)
Net cash provided by operating activities	21,311	6,475

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing time deposits with banks	3	—
Proceeds from paydowns, maturities, and calls of debt securities	41,117	59,641
Purchase of securities	(189,744)	(142,980)
Net decrease (increase) in loans	14,649	(21,482)
Purchases of bank premises and equipment	(289)	(418)
Proceeds from sales of bank premises held for sale	568	—
Proceeds from sales of foreclosed assets	294	15
Net cash used in investing activities	(133,402)	(105,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	77,884	225,432
Net decrease in repurchase agreements	(10,422)	(3,760)
Taxes paid related to the vesting of restricted stock units	(57)	—
Repurchase of common stock	(943)	(1,514)
Cash dividends and dividend equivalents paid	(4,660)	(4,124)
Net cash provided by financing activities	61,802	216,034

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50,289)	117,285
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	409,268	312,451
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$358,979	$429,736

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,890	$2,077
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$19	$671

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

The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the SEC. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022.

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The Company qualifies as an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act permits emerging growth companies an extended transition period for complying with new or revised accounting standards affecting public companies. The Company may remain an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024, (2) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues, (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or (4) the date on which the Company has, during the previous three year period, issued, publicly or privately, more than $1.0 billion in non-convertible debt securities. The Company has elected to use the extended transition period until the Company is no longer an emerging growth company or until the Company chooses to affirmatively and irrevocably opt out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the periods then ended.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities available-for-sale and purchased financial assets with credit deterioration. ASU 2016-13 is effective for years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for years beginning after December 31, 2018, including interim periods within those years.

The Company has formed an implementation team to assess the impact that ASU 2016-13 will have on the Company’s consolidated financial statements. For the majority of loans evaluated on a pooled basis, the Company anticipates using a discounted cash flow method which considers instrument level cash flows adjusted for, among other factors, prepayment speeds, probability of default, and loss given default. The Company also anticipates using regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default.

The ultimate impact to the Company’s financial condition and results of operations of ASU 2016-13, at both adoption and each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loan and  securities portfolios, along with other management judgments.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU  2017-04 simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under ASU  2017-04, a company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope which refined the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. Entities may apply the provisions as of the beginning of the reporting period when the election is made and are available until December 31, 2022. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

NOTE 2 – ACQUISITIONS

NXT Bancorporation, Inc.

On October 1, 2021, HBT Financial acquired 100% of the issued and outstanding common stock of NXT Bancorporation, Inc. (“NXT”), the holding company for NXT Bank, pursuant to an Agreement and Plan of Merger dated June 7, 2021. Under the Agreement and Plan of Merger, NXT merged with and into HBT Financial, with HBT Financial as the surviving entity, on October 1, 2021. Additionally, NXT Bank was merged with and into Heartland Bank, with Heartland Bank as the surviving entity, in December 2021.

At the effective time of the merger, each share of NXT was converted into the right to receive 67.6783 shares of HBT Financial common stock, cash in lieu of fractional shares, and $400 in cash. There were 1,799,016 shares of HBT Financial common stock issued at the effective time of the acquisition with an aggregate market value of $29.3 million, based on the closing stock price of $16.27 on October 1, 2021. This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition. Goodwill of $5.7 million was recorded in the acquisition, which reflects expected synergies from combining the operations of HBT Financial and NXT, and is nondeductible for tax purposes.

The acquisition of NXT provides an opportunity to utilize Heartland Bank’s existing excess liquidity to replace NXT Bank’s higher-cost funding. Additionally, Heartland Bank’s broader range of products and services, as well as a greater ability to meet larger borrowing needs, provides an opportunity to expand NXT Bank customer relationships.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pro forma information for the results of operations for the three months ended March 31, 2021, as if the acquisition had occurred on January 1, 2020. The pro forma results combine the historical results of NXT into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2020. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for loan losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

Pro Forma
Three Months Ended
(dollars in thousands, except per share data)	March 31, 2021
Total revenues (net interest income and noninterest income)	$42,543
Net income	15,970
Earnings per share - basic	0.55
Earnings per share - diluted	0.55

NOTE 3 – SECURITIES

The carrying balances of the securities were as follows:

	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Debt securities available-for-sale	$933,922	$942,168
Debt securities held-to-maturity	438,054	336,185
Equity securities with readily determinable fair value	3,256	3,443
Equity securities with no readily determinable fair value	1,927	1,927
Total securities	$1,377,159	$1,283,723

There were no sales of securities during the three months ended March 31, 2022 and 2021. Gains (losses) on securities were as follows during the three months ended March 31:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net realized gains (losses) on sales	$—	$—
Net unrealized gains (losses) on equity securities:
Readily determinable fair value	(187)	40
No readily determinable fair value	—	—
Gains (losses) on securities	$(187)	$40

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 31, 2022, June 30, 2021, and March 31, 2021, the Company transferred certain debt securities from the available-for-sale category to the held-to-maturity category in order to better reflect the revised intentions of the Company due to possible market value volatility, resulting from a potential rise in interest rates. The following is a summary of the amortized cost and fair value of securities transferred to the held-to-maturity category:

	March 31, 2022		June 30, 2021		March 31, 2021
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(dollars in thousands)
U.S. government agency	$78,841	$71,048	$—	$—	$7,593	$7,323
Mortgage-backed:
Agency residential	8,175	7,651	—	—	8,776	8,536
Agency commercial	27,834	25,432	99,271	99,275	118,792	113,861
Total	$114,850	$104,131	$99,271	$99,275	$135,161	$129,720

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$169,966	$—	$(7,329)	$162,637
U.S. government agency	51,182	16	(1,181)	50,017
Municipal	290,714	603	(15,753)	275,564
Mortgage-backed:
Agency residential	244,721	604	(7,797)	237,528
Agency commercial	156,806	124	(7,619)	149,311
Corporate	59,428	657	(1,220)	58,865
Total available-for-sale	972,817	2,004	(40,899)	933,922
Held-to-maturity:
U.S. government agency	83,407	—	(722)	82,685
Municipal	14,251	350	—	14,601
Mortgage-backed:
Agency residential	27,100	7	(947)	26,160
Agency commercial	313,296	254	(20,393)	293,157
Total held-to-maturity	438,054	611	(22,062)	416,603
Total debt securities	$1,410,871	$2,615	$(62,961)	$1,350,525

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$109,002	$328	$(354)	$108,976
U.S. government agency	129,269	1,303	(2,467)	128,105
Municipal	293,837	6,144	(2,904)	297,077
Mortgage-backed:
Agency residential	178,236	2,149	(919)	179,466
Agency commercial	164,875	1,234	(2,048)	164,061
Corporate	63,141	1,638	(296)	64,483
Total available-for-sale	938,360	12,796	(8,988)	942,168
Held-to-maturity:
U.S. government agency	12,349	42	(51)	12,340
Municipal	15,666	809	—	16,475
Mortgage-backed:
Agency residential	20,555	196	(102)	20,649
Agency commercial	287,615	1,749	(2,801)	286,563
Total held-to-maturity	336,185	2,796	(2,954)	336,027
Total debt securities	$1,274,545	$15,592	$(11,942)	$1,278,195

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2022 and December 31, 2021, the Bank had debt securities with a carrying value of $304.9 million and $353.3 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 46% of the municipal portfolio consists of debt securities issued by municipalities located in Illinois as of March 31, 2022. Approximately 94% of such debt securities were general obligation issues as of March 31, 2022.

The amortized cost and fair value of debt securities by contractual maturity, as of March 31, 2022, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$26,200	$26,286	$2,136	$2,161
Due after 1 year through 5 years	191,896	187,331	14,726	14,663
Due after 5 years through 10 years	268,930	253,700	54,808	54,474
Due after 10 years	84,264	79,766	25,988	25,988

Mortgage-backed:
Agency residential	244,721	237,528	27,100	26,160
Agency commercial	156,806	149,311	313,296	293,157
Total	$972,817	$933,922	$438,054	$416,603

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of March 31, 2022 and December 31, 2021:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
March 31, 2022	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(7,329)	$162,637	$—	$—	$(7,329)	$162,637
U.S. government agency	(1,181)	42,715	—	—	(1,181)	42,715
Municipal	(9,031)	157,069	(6,722)	53,718	(15,753)	210,787
Mortgage-backed:
Agency residential	(7,647)	191,824	(150)	3,931	(7,797)	195,755
Agency commercial	(5,579)	108,665	(2,040)	24,031	(7,619)	132,696
Corporate	(450)	14,550	(770)	4,190	(1,220)	18,740
Total available-for-sale	(31,217)	677,460	(9,682)	85,870	(40,899)	763,330
Held-to-maturity:
U.S. government agency	(722)	11,636	—	—	(722)	11,636
Mortgage-backed:
Agency residential	(947)	17,789	—	—	(947)	17,789
Agency commercial	(20,148)	255,033	(245)	2,363	(20,393)	257,396
Total held-to-maturity	(21,817)	284,458	(245)	2,363	(22,062)	286,821
Total debt securities	$(53,034)	$961,918	$(9,927)	$88,233	$(62,961)	$1,050,151

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2021	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(354)	$68,410	$—	$—	$(354)	$68,410
U.S. government agency	(2,183)	80,219	(284)	5,578	(2,467)	85,797
Municipal	(2,018)	89,424	(886)	17,327	(2,904)	106,751
Mortgage-backed:
Agency residential	(851)	91,703	(68)	4,305	(919)	96,008
Agency commercial	(1,921)	113,111	(127)	6,443	(2,048)	119,554
Corporate	(7)	2,737	(289)	4,671	(296)	7,408
Total available-for-sale	(7,334)	445,604	(1,654)	38,324	(8,988)	483,928
Held-to-maturity:
U.S. government agency	(51)	4,949	—	—	(51)	4,949
Mortgage-backed:
Agency residential	(102)	14,932	—	—	(102)	14,932
Agency commercial	(2,673)	174,428	(128)	2,776	(2,801)	177,204
Total held-to-maturity	(2,826)	194,309	(128)	2,776	(2,954)	197,085
Total debt securities	$(10,160)	$639,913	$(1,782)	$41,100	$(11,942)	$681,013

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2022, there were 75 debt securities in an unrealized loss position for a period of twelve months or more, and 465 debt securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in market interest rates. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these debt securities are deemed to be temporary.

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

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	Readily	No Readily
	Determinable	Determinable
March 31, 2022	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,092
Cumulative net unrealized gains (losses)	114	(165)
Carrying value	$3,256	$1,927

	Readily	No Readily
	Determinable	Determinable
December 31, 2021	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,092
Cumulative net unrealized gains (losses)	301	(165)
Carrying value	$3,443	$1,927

As of March 31, 2022 and December 31, 2021, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans are summarized as follows:

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Commercial and industrial	$291,909	$286,946
Agricultural and farmland	232,528	247,796
Commercial real estate - owner occupied	237,000	234,544
Commercial real estate - non-owner occupied	687,617	684,023
Multi-family	243,447	263,911
Construction and land development	320,030	298,048
One-to-four family residential	327,791	327,837
Municipal, consumer, and other	147,463	156,584
Loans, before allowance for loan losses	2,487,785	2,499,689
Allowance for loan losses	(24,508)	(23,936)
Loans, net of allowance for loan losses	$2,463,277	$2,475,753

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$16,184	$28,404
Agricultural and farmland	392	913
Municipal, consumer, and other	—	171
Total PPP loans	$16,576	$29,488

The following tables detail activity in the allowance for loan losses for the three months ended March 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended March 31, 2022	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2021	$2,440	$845	$1,840	$8,145	$1,263	$4,914	$1,311	$3,178	$23,936
Provision for loan losses	(653)	(3)	(429)	(1,396)	91	(421)	120	2,107	(584)
Charge-offs	(5)	—	—	—	—	—	(2)	(127)	(134)
Recoveries	709	—	100	265	—	—	154	62	1,290
Balance, March 31, 2022	$2,491	$842	$1,511	$7,014	$1,354	$4,493	$1,583	$5,220	$24,508

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Three Months Ended March 31, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	and Land	Real Estate	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2020	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838
Provision for loan losses	(1,802)	72	(426)	72	133	(316)	(198)	(940)	(3,405)
Charge-offs	—	—	—	—	—	—	(72)	(123)	(195)
Recoveries	293	—	—	7	—	90	42	89	521
Balance, March 31, 2021	$2,420	$865	$2,715	$11,330	$2,090	$4,006	$1,573	$3,760	$28,759

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
March 31, 2022	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$270,193	$231,551	$218,324	$645,060	$242,249	$316,799	$312,978	$134,474	$2,371,628
Individually evaluated for impairment	21,579	234	13,384	30,196	—	2,010	9,046	12,960	89,409
Acquired with deteriorated credit quality	137	743	5,292	12,361	1,198	1,221	5,767	29	26,748
Total	$291,909	$232,528	$237,000	$687,617	$243,447	$320,030	$327,791	$147,463	$2,487,785

Allowance for loan losses:
Collectively evaluated for impairment	$2,328	$842	$1,261	$4,190	$1,351	$4,488	$1,423	$1,316	$17,199
Individually evaluated for impairment	163	—	221	2,821	—	—	157	3,903	7,265
Acquired with deteriorated credit quality	—	—	29	3	3	5	3	1	44
Total	$2,491	$842	$1,511	$7,014	$1,354	$4,493	$1,583	$5,220	$24,508

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$272,064	$247,021	$216,794	$641,555	$262,701	$293,548	$314,807	$143,510	$2,392,000
Individually evaluated for impairment	14,744	12	12,332	29,575	—	2,018	6,897	13,041	78,619
Acquired with deteriorated credit quality	138	763	5,418	12,893	1,210	2,482	6,133	33	29,070
Total	$286,946	$247,796	$234,544	$684,023	$263,911	$298,048	$327,837	$156,584	$2,499,689

Allowance for loan losses:
Collectively evaluated for impairment	$2,253	$845	$1,480	$5,138	$1,259	$4,895	$1,099	$1,302	$18,271
Individually evaluated for impairment	187	—	327	2,999	—	—	210	1,875	5,598
Acquired with deteriorated credit quality	—	—	33	8	4	19	2	1	67
Total	$2,440	$845	$1,840	$8,145	$1,263	$4,914	$1,311	$3,178	$23,936

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans:

	Unpaid
	Principal	Recorded	Related
March 31, 2022	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$282	$282	$163
Agricultural and farmland	—	—	—
Commercial real estate - owner occupied	2,416	2,416	221
Commercial real estate - non-owner occupied	14,736	14,720	2,821
Multi-family	—	—	—
Construction and land development	—	—	—
One-to-four family residential	678	634	157
Municipal, consumer, and other	8,478	8,455	3,903
Total	$26,590	$26,507	$7,265

With no related allowance:
Commercial and industrial	$21,339	$21,297	$—
Agricultural and farmland	234	234	—
Commercial real estate - owner occupied	11,186	10,968	—
Commercial real estate - non-owner occupied	15,550	15,476	—
Multi-family	—	—	—
Construction and land development	2,110	2,010	—
One-to-four family residential	9,711	8,412	—
Municipal, consumer, and other	4,564	4,505	—
Total	$64,694	$62,902	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$21,621	$21,579	$163
Agricultural and farmland	234	234	—
Commercial real estate - owner occupied	13,602	13,384	221
Commercial real estate - non-owner occupied	30,286	30,196	2,821
Multi-family	—	—	—
Construction and land development	2,110	2,010	—
One-to-four family residential	10,389	9,046	157
Municipal, consumer, and other	13,042	12,960	3,903
Total	$91,284	$89,409	$7,265

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans:

	Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$292	$4	$2,266	$31
Agricultural and farmland	—	—	168	2
Commercial real estate - owner occupied	2,425	33	3,244	41
Commercial real estate - non-owner occupied	14,854	186	20,361	208
Multi-family	—	—	—	—
Construction and land development	—	—	2,248	27
One-to-four family residential	647	5	2,644	23
Municipal, consumer, and other	8,509	39	8,802	40
Total	$26,727	$267	$39,733	$372

With no related allowance:
Commercial and industrial	$19,498	$200	$1,068	$14
Agricultural and farmland	236	—	383	6
Commercial real estate - owner occupied	11,028	106	9,600	122
Commercial real estate - non-owner occupied	15,495	198	5,665	68
Multi-family	—	—	876	10
Construction and land development	2,016	22	1,764	26
One-to-four family residential	8,728	57	6,981	49
Municipal, consumer, and other	4,544	21	4,746	22
Total	$61,545	$604	$31,083	$317

Total loans individually evaluated for impairment:
Commercial and industrial	$19,790	$204	$3,334	$45
Agricultural and farmland	236	—	551	8
Commercial real estate - owner occupied	13,453	139	12,844	163
Commercial real estate - non-owner occupied	30,349	384	26,026	276
Multi-family	—	—	876	10
Construction and land development	2,016	22	4,012	53
One-to-four family residential	9,375	62	9,625	72
Municipal, consumer, and other	13,053	60	13,548	62
Total	$88,272	$871	$70,816	$689

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
March 31, 2022	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$291,812	$4	$—	$93	$291,909
Agricultural and farmland	232,528	—	—	—	232,528
Commercial real estate - owner occupied	236,898	102	—	—	237,000
Commercial real estate - non-owner occupied	687,446	—	—	171	687,617
Multi-family	243,447	—	—	—	243,447
Construction and land development	319,432	80	—	518	320,030
One-to-four family residential	325,648	484	25	1,634	327,791
Municipal, consumer, and other	147,292	118	8	45	147,463
Total	$2,484,503	$788	$33	$2,461	$2,487,785

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2021	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$286,563	$9	$—	$374	$286,946
Agricultural and farmland	247,772	24	—	—	247,796
Commercial real estate - owner occupied	234,441	103	—	—	234,544
Commercial real estate - non-owner occupied	683,029	823	—	171	684,023
Multi-family	263,911	—	—	—	263,911
Construction and land development	297,465	64	—	519	298,048
One-to-four family residential	325,780	383	32	1,642	327,837
Municipal, consumer, and other	156,297	214	16	57	156,584
Total	$2,495,258	$1,620	$48	$2,763	$2,499,689

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present total loans by category based on their assigned risk ratings determined by management:

March 31, 2022	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$265,441	$4,889	$21,579	$—	$291,909
Agricultural and farmland	212,526	19,112	890	—	232,528
Commercial real estate - owner occupied	199,248	25,096	12,656	—	237,000
Commercial real estate - non-owner occupied	631,602	22,977	33,038	—	687,617
Multi-family	238,491	4,956	—	—	243,447
Construction and land development	293,294	24,726	2,010	—	320,030
One-to-four family residential	311,074	6,932	9,785	—	327,791
Municipal, consumer, and other	134,300	203	12,960	—	147,463
Total	$2,285,976	$108,891	$92,918	$—	$2,487,785

December 31, 2021	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,088	$5,114	$14,744	$—	$286,946
Agricultural and farmland	221,898	25,213	685	—	247,796
Commercial real estate - owner occupied	198,862	24,098	11,584	—	234,544
Commercial real estate - non-owner occupied	619,212	32,372	32,439	—	684,023
Multi-family	241,362	22,549	—	—	263,911
Construction and land development	268,556	27,474	2,018	—	298,048
One-to-four family residential	308,951	11,221	7,665	—	327,837
Municipal, consumer, and other	143,299	244	13,041	—	156,584
Total	$2,269,228	$148,285	$82,176	$—	$2,499,689

There were no troubled debt restructurings during the three months ended March 31, 2022 or 2021.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three months ended March 31, 2022 or 2021. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of March 31, 2022 and December 31, 2021, the Company had $3.4 million and $3.5 million of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), along with a joint statement issued by banking regulatory agencies, provided that short-term loan payment modifications made prior to December 31, 2021 to borrowers experiencing financial hardship due to the COVID-19 pandemic generally do not need to be accounted for as a troubled debt restructuring. As of March 31, 2022 and December 31, 2021, the Company had loans that were granted a payment modification due to a COVID-19 related financial hardship and had not returned to regular payments were $0.2 million and $0.2 million, respectively. Substantially all modifications were in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers have received more than one loan payment modification.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2022 and December 31, 2021, the Company pledged loans totaling $576.0 million and $567.0 million, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Beginning balance	$413	$1,397
Reclassification from non-accretable difference	117	74
Accretion income	(46)	(133)
Ending balance	$484	$1,338

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.02 billion and $1.04 billion as of March 31, 2022 and December 31, 2021, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Beginning balance	$7,994	$5,934
Capitalized servicing rights	171	397
Fair value adjustment:
Attributable to payments and principal reductions	(307)	(467)
Attributable to changes in valuation inputs and assumptions	1,865	1,765
Total fair value adjustment	1,558	1,298
Ending balance	$9,723	$7,629

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FORECLOSED ASSETS

Foreclosed assets activity is as follows:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Beginning balance	$3,278	$4,168
Transfers from loans	19	671
Proceeds from sales	(294)	(15)
Net gain (loss) on sales	105	(3)
Direct write-downs	(65)	(73)
Ending balance	$3,043	$4,748

Gains (losses) on foreclosed assets includes the following:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Direct write-downs	$(65)	$(73)
Net gain (loss) on sales	105	(3)
Gains (losses) on foreclosed assets	$40	$(76)

There were no foreclosed one-to-four family residential real estate properties held as of March 31, 2022. The carrying value of foreclosed one-to-four family residential real estate properties held as of December 31, 2021 was $0.2 million. As of March 31, 2022, there was 1 one-to-four family residential real estate loan in the process of foreclosure totaling $18 thousand. As of December 31, 2021, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling $0.1 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEPOSITS

The Company’s deposits are summarized below:

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Noninterest-bearing deposits	$1,069,231	$1,087,659
Interest-bearing deposits:
Interest-bearing demand	1,167,058	1,105,949
Money market	597,464	583,198
Savings	687,147	633,171
Time	295,169	328,208
Total interest-bearing deposits	2,746,838	2,650,526
Total deposits	$3,816,069	$3,738,185

Money market deposits include $4.2 million and $4.2 million of brokered deposits as of March 31, 2022 and December 31, 2021, respectively. Money market deposits also include $7.7 million and $6.9 million of reciprocal transaction deposits as of March 31, 2022 and December 31, 2021, respectively. Time deposits include $1.2 million and $0.9 million of reciprocal time deposits as of March 31, 2022, and December 31, 2021, respectively.

The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $35.0 million and $59.5 million as of March 31, 2022 and December 31, 2021, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $104.7 million and $133.1 million as of March 31, 2022 and December 31, 2021, respectively.

The components of interest expense on deposits are as follows:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Interest-bearing demand	$142	$117
Money market	121	89
Savings	50	41
Time	256	397
Total interest expense on deposits	$569	$644

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	March 31, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets	$7,000	$20	$—	$—
Fair value recorded in other liabilities	10,000	(10)	17,000	(680)

As of March 31, 2022, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of March 31, 2022 and December 31, 2021, the Company had cash pledged and held on deposit at counterparties of $0.2 million and $0.8 million, respectively.

The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income (loss) to income	other comprehensive income (loss)
	Three Months Ended
	March 31,
	2022	2021

Designated as cash flow hedges:	(dollars in thousands)
Junior subordinated debentures interest expense	(96)	(99)

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	March 31, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$77,730	$2,848	$112,041	$8,622
Interest rate swaps with a financial institution counterparty	37,007	1,078	3,880	75
Total fair value recorded in other assets	$114,737	$3,926	$115,921	$8,697

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$37,007	$(1,078)	$3,880	$(75)
Interest rate swaps with a financial institution counterparty	77,730	(2,848)	112,041	(8,622)
Total fair value recorded in other liabilities	$114,737	$(3,926)	$115,921	$(8,697)

As of March 31, 2022, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of March 31, 2022 and December 31, 2021, the carrying value of debt securities pledged and held in safekeeping at a financial institution counterparty were $1.1 million and $7.5 million, respectively.

The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended
	March 31,
	2022	2021

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$5,413	$7,564
Gross losses	(5,413)	(7,564)
Net gains (losses)	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended March 31, 2022
Balance, December 31, 2021	$5,736	$(3,514)	$(751)	$1,471
Transfer from available-for-sale to held-to-maturity	7,664	(7,664)	—	—
Other comprehensive income (loss) before reclassifications	(53,422)	—	594	(52,828)
Reclassifications	—	181	96	277
Other comprehensive income (loss), before tax	(53,422)	181	690	(52,551)
Income tax expense (benefit)	(15,228)	51	197	(14,980)
Other comprehensive income (loss), after tax	(38,194)	130	493	(37,571)
Balance, March 31, 2022	$(24,794)	$(11,048)	$(258)	$(36,100)

Three Months Ended March 31, 2021
Balance, December 31, 2020	$19,578	$(118)	$(1,307)	$18,153
Transfer from available-for-sale to held-to-maturity	3,890	(3,890)	—	—
Other comprehensive income (loss) before reclassifications	(23,074)	—	219	(22,855)
Reclassifications	—	32	99	131
Other comprehensive income (loss), before tax	(23,074)	32	318	(22,724)
Income tax expense (benefit)	(6,577)	9	91	(6,477)
Other comprehensive income (loss), after tax	(16,497)	23	227	(16,247)
Balance, March 31, 2021	$6,971	$(3,985)	$(1,080)	$1,906

Reclassifications from accumulated other comprehensive income (loss) for unrealized gains (losses) on debt securities available-for-sale are included in gain (loss) on securities in the accompanying consolidated statements of income.

Reclassifications from accumulated other comprehensive income (loss) for unrealized gains on debt securities held-to-maturity are included in securities interest income in the accompanying consolidated statements of income.

Reclassifications from accumulated other comprehensive income (loss) for the fair value of derivative financial instruments represent net interest payments received or made on derivatives designated as cash flow hedges. See Note 8 for additional information.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EARNINGS PER SHARE

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

Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution from the Company’s outstanding restricted stock units and performance restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Numerator:
Net income	$13,604	$15,245
Earnings allocated to participating securities	(17)	(31)
Numerator for earnings per share - basic and diluted	$13,587	$15,214

Denominator:
Weighted average common shares outstanding	28,986,593	27,430,912
Dilutive effect of outstanding restricted stock units	43,646	2,489
Weighted average common shares outstanding, including all dilutive potential shares	29,030,239	27,433,401

Earnings per share - Basic	$0.47	$0.55
Earnings per share - Diluted	$0.47	$0.55

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – STOCK-BASED COMPENSATION PLANS

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

The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Restricted stock units	$608	$114
Performance restricted stock units	293	15
Total awards classified as equity	901	129
Stock appreciation rights	(23)	130
Total stock-based compensation expense	$878	$259

In February 2022, all outstanding restricted stock unit and performance restricted stock unit agreements were modified to address treatment upon retirement. In the event of retirement, if the retirement eligibility requirements are met, then 100% of unvested restricted stock units and performance restricted stock units will continue to vest in accordance with the originally established vesting schedule. The retirement modification resulted in the acceleration of $0.6 million of expense, although total compensation costs related to the modified agreements remained the same.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

A restricted stock unit grants a participant the right to receive one share of the Company’s common stock, following the completion of the requisite service period. Restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and is recognized on a straight-line basis over the service period for the entire award. Dividend equivalents on restricted stock units, which are either accrued until vested or paid at the same time as dividends on common stock, are classified as dividends charged to retained earnings.

During the three months ended March 31, 2022 and 2021, the total grant date fair value of the restricted stock units granted was $0.9 million and $0.7 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock that vested during the three months ended March 31, 2022 and 2021 was $0.7 million and $0.3 million, respectively.

The following is a summary of restricted stock unit activity:

	Three Months Ended March 31,
	2022		2021
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	109,244	$17.27	71,000	$18.98
Granted	46,312	19.11	46,347	15.53
Vested	(34,925)	17.26	(20,225)	18.86
Forfeited	—	—	—	—
Ending balance	120,631	$17.98	97,122	$17.36

As of March 31, 2022, unrecognized compensation cost related to the non-vested restricted stock units was $1.6 million. This cost is expected to be recognized over the weighted average remaining service period of 2.1 years.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance Restricted Stock Units

A performance restricted stock unit is similar to a restricted stock unit, except that the number of shares of the Company’s common stock awarded is based on a performance condition and the completion of the requisite service period. The number of shares of the Company’s common stock that may be earned ranges from 0% to 150% of the number of performance restricted stock units granted. Performance restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and an assessment of the probable outcome of the performance condition. Compensation cost is recognized on a straight-line basis over the service period of the entire award. Changes in the performance condition probability assessment result in cumulative catch-up adjustments to the compensation cost recognized. Dividend equivalents on performance restricted stock units, which are accrued until vested, are classified as dividends charged to retained earnings.

During the three months ended March 31, 2022 and 2021, the total fair value of the performance restricted stock units granted was $0.5 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date.

The following is a summary of performance restricted stock unit activity:

	Three months ended March 31,
	2022		2021
		Weighted		Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	38,344	$15.72	—	$—
Granted	23,723	19.14	28,697	15.53
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	62,067	$17.02	28,697	$15.53

As of March 31, 2022, unrecognized compensation cost related to non-vested performance restricted stock units was $0.7 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.9 years.

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

The following is a summary of stock appreciation rights activity:

	Three Months Ended March 31,
	2022		2021
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	97,920	$16.32	105,570	$16.32
Granted	—	—	—	—
Exercised	(6,120)	16.32	—	—
Expired	—	—	(1,530)	16.32
Forfeited	—	—	—	—
Ending balance	91,800	$16.32	104,040	$16.32

A further summary of stock appreciation rights as of March 31, 2022, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	91,800	79,560	7.0	years

As of March 31, 2022, unrecognized compensation cost related to non-vested stock appreciation rights was $46 thousand.

As of March 31, 2022 and December 31, 2021, the liability recorded for outstanding stock appreciation rights was $0.4 million and $0.5 million, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.37%	1.40%
Expected volatility	35.83%	35.52%
Expected life (in years)	7.4	7.7
Expected dividend yield	3.52%	3.20%

As of March 31, 2022, the liability recorded for previously exercised stock appreciation rights was $0.5 million, which will be paid in two remaining annual installments. As of December 31, 2021, the liability recorded for previously exercised stock appreciation rights was $0.8 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – REGULATORY MATTERS

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. As allowed under the regulations, the Company and the Bank elected to exclude accumulated other comprehensive income, including unrealized gains and losses on debt securities, in the computation of regulatory capital. Prompt corrective action provisions are not applicable to bank holding companies.

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of March 31, 2022 and December 31, 2021, the capital conservation buffer was 2.5%of risk-weighted assets.

As of March 31, 2022, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$488,974	16.86%	$231,959	8.00%	N/A	N/A
Heartland Bank and Trust Company	462,254	15.95	231,789	8.00	$289,736	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$425,130	14.66%	$173,969	6.00%	N/A	N/A
Heartland Bank and Trust Company	437,746	15.11	173,842	6.00	$231,789	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$388,564	13.40%	$130,477	4.50%	N/A	N/A
Heartland Bank and Trust Company	437,746	15.11	130,381	4.50	$188,329	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$425,130	9.83%	$172,907	4.00%	N/A	N/A
Heartland Bank and Trust Company	437,746	10.13	172,789	4.00	$215,987	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$479,320	16.88%	$227,115	8.00%	N/A	N/A
Heartland Bank and Trust Company	452,162	15.94	226,950	8.00	$283,688	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$416,068	14.66%	$170,336	6.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	170,213	6.00	$226,950	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$379,519	13.37%	$127,752	4.50%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	127,659	4.50	$184,397	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$416,068	9.84%	$169,171	4.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	10.13	169,070	4.00	$211,337	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements is summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC on March 11, 2022. There were no transfers between levels during the three months ended March 31, 2022 and 2021. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis:

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$162,637	$—	$—	$162,637
U.S. government agency	—	50,017	—	50,017
Municipal	—	275,564	—	275,564
Mortgage-backed:
Agency residential	—	237,528	—	237,528
Agency commercial	—	149,311	—	149,311
Corporate	—	58,865	—	58,865
Equity securities with readily determinable fair values	3,256	—	—	3,256
Mortgage servicing rights	—	—	9,723	9,723
Derivative financial assets	—	3,946	—	3,946
Derivative financial liabilities	—	3,936	—	3,936

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$108,976	$—	$—	$108,976
U.S. government agency	—	128,105	—	128,105
Municipal	—	297,077	—	297,077
Mortgage-backed:
Agency residential	—	179,466	—	179,466
Agency commercial	—	164,061	—	164,061
Corporate	—	64,483	—	64,483
Equity securities with readily determinable fair values	3,443	—	—	3,443
Mortgage servicing rights	—	—	7,994	7,994
Derivative financial assets	—	8,697	—	8,697
Derivative financial liabilities	—	9,377	—	9,377

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2021 to March 31, 2022.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment Securities

When available, the Company uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Company’s securities where quoted prices are not available for identical securities in an active market, the Company determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace. Fair values from these models are verified, where possible, against quoted market prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2; however, when prices from independent sources vary, cannot be obtained or cannot be corroborated, a security is generally classified as Level 3. The change in fair value of debt securities available-for-sale is recorded through an adjustment to the consolidated statement of comprehensive income. The change in fair value of equity securities with readily determinable fair values is recorded through an adjustment to the consolidated statement of income.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

March 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$9,723	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 83.4% (8.6%)
			Discount rate	9.0% to 11.0% (9.0%)

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$7,994	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 88.9% (11.7%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$1,777	$—	$1,777
Collateral-dependent impaired loans	—	—	19,242	19,242
Bank premises held for sale	—	—	1,081	1,081
Foreclosed assets	—	—	3,043	3,043

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$4,942	$—	$4,942
Collateral-dependent impaired loans	—	—	22,423	22,423
Bank premises held for sale	—	—	1,452	1,452
Foreclosed assets	—	—	3,278	3,278

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

March 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$19,242	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	1,081	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,043	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$22,423	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	1,452	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,278	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	March 31, 2022		December 31, 2021
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$358,979	$358,979	$409,268	$409,268
Debt securities held-to-maturity	Level 2	438,054	416,603	336,185	336,027
Restricted stock	Level 3	2,739	2,739	2,739	2,739
Loans, net	Level 3	2,463,277	2,476,472	2,475,753	2,494,686
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	13,527	13,527	14,901	14,901

Financial liabilities:
Time deposits	Level 3	295,169	291,367	328,208	327,779
Securities sold under agreements to repurchase	Level 2	50,834	50,834	61,256	61,256
Subordinated notes	Level 3	39,336	40,546	39,316	41,602
Junior subordinated debentures	Level 3	37,731	33,683	37,714	33,640
Accrued interest payable	Level 2	560	560	1,043	1,043

The Company estimated the fair value of lending related commitments as described in Note 14 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Such commitments and conditional obligations were as follows:

	Contractual Amount
	March 31, 2022	December 31, 2021

	(dollars in thousands)
Commitments to extend credit	$602,158	$609,947
Standby letters of credit	13,669	12,960

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

The following is management’s discussion and analysis of the financial condition as of March 31, 2022 (unaudited), as compared with December 31, 2021, and the results of operations for the three months ended March 31, 2022 and 2021 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022. Results of operations for the three months ended March 31, 2022 and 2021, are not necessarily indicative of results to be attained for any other period.

OVERVIEW

HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of business, commercial, wealth management, and retail banking products and services to businesses, families, and local governments throughout Central and Northeastern Illinois and Eastern Iowa. As of March 31, 2022, the Company had total assets of $4.3 billion, loans held for investment of $2.5 billion, and total deposits of $3.8 billion.

Market Area

We currently operate 61 branch locations in Central and Northeastern Illinois and Eastern Iowa. We hold a leading deposit share in many of our Central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of the loan and deposit balances by geographic region.

	March 31, 2022	December 31, 2021

Total loans	(dollars in thousands)
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$528,985	$527,161
Champaign-Urbana	196,468	191,646
Chicago	1,189,454	1,196,605
Lincoln	80,646	87,153
Ottawa-Peru	95,140	101,117
Peoria	119,104	123,143
Total Illinois	2,209,797	2,226,825
Iowa	277,988	272,864
Total loans	$2,487,785	$2,499,689

Total deposits
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$895,160	$887,587
Champaign-Urbana	220,924	203,899
Chicago	1,278,691	1,237,486
Lincoln	209,766	203,098
Ottawa-Peru	418,026	407,156
Peoria	626,192	610,155
Total Illinois	3,648,759	3,549,381
Iowa	167,310	188,804
Total deposits	$3,816,069	$3,738,185

NXT Bancorporation, Inc. Acquisition

On October 1, 2021, the Company completed its acquisition of NXT Bancorporation, Inc. (“NXT”), the holding company for NXT Bank. The acquisition expanded the Company’s footprint into Eastern Iowa with four locations that began operating as branches of Heartland Bank following the merger and system conversion of NXT Bank into Heartland Bank in December 2021. After considering business combination accounting adjustments, NXT added total assets of $234.1 million, total loans of $194.6 million, and total deposits of $181.6 million.

Cash consideration of $10.6 million and stock consideration of approximately 1.8 million shares of HBT common stock resulted in aggregate consideration of $39.9 million. Goodwill of $5.7 million was recorded in the acquisition.

The acquisition of NXT provides an opportunity to utilize the Company’s existing excess liquidity to replace NXT’s higher cost funding. Additionally, Heartland Bank’s broader range of products and services, as well as a greater ability to meet larger borrowing needs, provides an opportunity to expand NXT Bank customer relationships.

The Company did not incur expenses related to the acquisition of NXT during the three months ended March 31, 2022 or 2021.

Paycheck Protection Program Loans

During 2021 and 2020, we funded a total of $290.1 million of Paycheck Protection Program (“PPP”) loans. The vast majority of those loans have received full forgiveness, and we continue to process forgiveness applications.

The following table summarizes outstanding PPP loans as of March 31, 2022:

	Round 1	Round 2	Total

	(dollars in thousands)
PPP loan balance, before net deferred origination fees	$6	17,323	$17,329
Net deferred origination fees	—	(753)	(753)
PPP loan balance	$6	16,570	$16,576

Recognition of net deferred origination fees is accelerated upon loan forgiveness or repayment prior to contractual maturity. During the three months ended March 31, 2022 and 2021, we recognized $0.7 million and $2.2 million, respectively, of net deferred origination fees on PPP loans as taxable loan interest income.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Economic Conditions

The Company's business and financial performance are affected by economic conditions generally in the U.S. and more directly in the Illinois and Iowa markets where we primarily operate. The significant economic factors that are most relevant to our business and our financial performance include the general economic conditions in the U.S. and in the Company's markets, unemployment rates, real estate markets, and interest rates.

COVID-19 Pandemic

Although the Company has had continuous business operations since the beginning of the COVID-19 pandemic, the pandemic has caused significant economic disruption throughout the U.S. and the communities that we serve. While the economic outlook has generally improved relative to 2020 and 2021, there remains uncertainty surrounding the longer lasting impact on specific industries and potential surges in COVID-19 infections with new virus variants. As a result, the businesses we serve may be adversely impacted and the ability of our customers to fulfill their contractual obligations to us may deteriorate.

Interest Rates

Net interest income is our primary source of revenue. Net interest income is equal to the excess of interest income earned on interest earning assets (including discount accretion on purchased loans plus certain loan fees) over interest expense incurred on interest-bearing liabilities. The level of interest rates as well as the volume of interest-earning assets and interest-bearing liabilities both impact net interest income. Net interest income is also influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve Board (“FRB”) and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and, to some degree, by the FRB’s actions. Our net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Generally, we expect increases in market interest rates will increase our net interest income and net interest margin in future periods, while decreases in market interest rates may decrease our net interest income and net interest margin in future periods.

Credit Trends

We focus on originating loans with appropriate risk/reward profiles. We have a detailed loan policy that guides our overall loan origination philosophy and a well-established loan approval process that requires experienced credit officers to approve larger loan relationships. Although we believe our loan approval and credit review processes are strengths that allow us to maintain a high quality loan portfolio, we recognize that credit trends in the markets in which we operate and in our loan portfolio can materially impact our financial condition and performance and that these trends are primarily driven by the economic conditions and the impact of COVID-19 in our markets.

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

Regulatory Environment and Trends

We are subject to federal and state regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment includes extensive regulation and supervision in areas such as consumer compliance, the Bank Secrecy Act and anti-money laundering compliance, risk management and internal audit. We anticipate that this environment of extensive regulation and supervision will continue for the industry. As a result, changes in the regulatory environment may result in additional costs for additional compliance, risk management and audit personnel or professional fees associated with advisors and consultants.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL RESULTS

JOBS Act Accounting Election

We qualify as an “emerging growth company” under the JOBS Act. The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. The Company may remain an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024, (2) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues, (3) the date on which the Company is deemed to be a “large accelerated filer” under the Exchange Act or (4) the date on which the Company has, during the previous three year period, issued, publicly or privately, more than $1.0 billion in non-convertible debt securities. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands, except per share amounts)
Consolidated Statement of Income Information
Total interest and dividend income	$33,335	$30,606
Total interest expense	1,407	1,477
Net interest income	31,928	29,129
Provision for loan losses	(584)	(3,405)
Net interest income after provision for loan losses	32,512	32,534
Total noninterest income	10,043	10,808
Total noninterest expense	24,157	22,544
Income before income tax expense	18,398	20,798
Income tax expense	4,794	5,553
Net income	$13,604	$15,245

Adjusted net income (1)	$12,227	$14,033

Net interest income (tax-equivalent basis) (1) (2)	$32,457	$29,632

Share and Per Share Information
Earnings per share - Diluted	$0.47	$0.55
Adjusted earnings per share - Diluted (1)	0.42	0.51

Weighted average shares of common stock outstanding	28,986,593	27,430,912

Summary Ratios
Net interest margin *	3.08%	3.25%
Net interest margin (tax-equivalent basis) * (1) (2)	3.13	3.30
Yield on loans *	4.44	4.57
Yield on interest-earning assets *	3.22	3.41
Cost of interest-bearing liabilities *	0.20	0.25
Cost of total deposits *	0.06	0.08

Efficiency ratio	56.97%	55.73%
Efficiency ratio (tax-equivalent basis) (1) (2)	56.26	55.03

Return on average assets *	1.27%	1.64%
Return on average stockholders' equity *	13.58	17.01
Return on average tangible common equity * (1)	14.71	18.33

Adjusted return on average assets * (1)	1.14%	1.51%
Adjusted return on average stockholders' equity * (1)	12.20	15.65
Adjusted return on average tangible common equity * (1)	13.22	16.88

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022, net income was $13.6 million decreasing by $1.6 million, or 10.8%, when compared to net income for the three months ended March 31, 2021. Notable changes include the following:

●	A negative provision for loan losses of $0.6 million was recognized during the three months ended March 31, 2022, compared to a negative provision for loan losses of $3.4 million during the three months ended March 31, 2021;
●	A $1.5 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity, due to recent interest rate increases, and reduced margins;
●	A $1.6 million increase in noninterest expense, primarily reflecting a higher base level of noninterest expense following the NXT acquisition; and
●	Partially offsetting these decreases was a $2.8 million increase in net interest income, primarily attributable to higher average loan and securities balances. These higher average balances more than offset a $1.5 million decrease in PPP loan fees recognized as loan interest income.

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

The following tables set forth average balances, average yields and costs, and certain other information for the three months ended March 31, 2022 and 2021. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	March 31, 2022			March 31, 2021
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,507,006	$27,468	4.44%	$2,284,159	$25,744	4.57%
Securities	1,321,918	5,689	1.75	1,004,877	4,769	1.92
Deposits with banks	370,130	159	0.17	345,915	80	0.09
Other	2,739	19	2.80	2,498	13	2.04
Total interest-earning assets	4,201,793	$33,335	3.22%	3,637,449	$30,606	3.41%
Allowance for loan losses	(24,099)			(31,856)
Noninterest-earning assets	165,752			155,622
Total assets	$4,343,446			$3,761,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,143,829	$142	0.05%	$997,720	$117	0.05%
Money market	598,271	121	0.08	482,385	89	0.07
Savings	649,563	50	0.03	541,896	41	0.03
Time	310,675	256	0.33	294,172	397	0.55
Total interest-bearing deposits	2,702,338	569	0.09	2,316,173	644	0.11
Securities sold under agreements to repurchase	53,054	9	0.07	46,348	7	0.06
Borrowings	500	1	0.71	500	1	0.44
Subordinated notes	39,325	470	4.84	39,245	470	4.85
Junior subordinated debentures issued to capital trusts	37,721	358	3.85	37,655	355	3.83
Total interest-bearing liabilities	2,832,938	$1,407	0.20%	2,439,921	$1,477	0.25%
Noninterest-bearing deposits	1,077,917			920,514
Noninterest-bearing liabilities	26,302			37,223
Total liabilities	3,937,157			3,397,658
Stockholders' Equity	406,289			363,557
Total liabilities and stockholders’ equity	$4,343,446			3,761,215

Net interest income/Net interest margin (1)		$31,928	3.08%		$29,129	3.25%
Tax-equivalent adjustment (2)		529	0.05		503	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$32,457	3.13%		$29,632	3.30%
Net interest rate spread (4)			3.02%			3.16%
Net interest-earning assets (5)	$1,368,855			$1,197,528
Ratio of interest-earning assets to interest-bearing liabilities	1.48			1.49
Cost of total deposits			0.06%			0.08%

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income, which includes contractual interest on loans, loan fees, and accretion of acquired loan discounts.

	Three Months Ended March 31,
	2022		2021
		Yield		Yield
	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$25,454	4.11%	$22,683	4.02%
Loan fees (excluding PPP loans)	1,155	0.19	776	0.14
PPP loan fees	739	0.12	2,226	0.40
Accretion of acquired loan discounts	120	0.02	59	0.01
Total loan interest income	$27,468	4.44%	$25,744	4.57%

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

	Three Months Ended March 31,
	2022		2021
		Net Interest		Net Interest
		Margin		Margin
	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$25,454	2.46%	$22,683	2.53%
Contractual interest on securities	7,452	0.72	6,501	0.72
Contractual interest on deposits with banks	159	0.02	80	0.01
Loan fees (excluding PPP loans)	1,155	0.11	776	0.09
PPP loan fees	739	0.07	2,226	0.25
Accretion of acquired loan discounts	120	0.01	59	0.01
Securities amortization, net	(1,763)	(0.17)	(1,732)	(0.20)
Other	19	—	13	—
Total interest income	33,335	3.22	30,606	3.41

Interest expense:
Contractual interest on deposits	641	0.06	641	0.07
Contractual interest on other interest-bearing liabilities	705	0.07	698	0.08
Other	61	0.01	138	0.01
Total interest expense	1,407	0.14	1,477	0.16
Net interest income	31,928	3.08	29,129	3.25
Tax equivalent adjustment (1)	529	0.05	503	0.05
Net interest income (tax equivalent) (1) (2)	$32,457	3.13%	$29,632	3.30%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

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

	Three Months Ended March 31, 2022
	vs.
	Three Months Ended March 31, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$2,458	$(734)	$1,724
Securities	1,396	(476)	920
Deposits with banks	6	73	79
Other	1	5	6
Total interest-earning assets	3,861	(1,132)	2,729

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	18	7	25
Money market	23	9	32
Savings	8	1	9
Time	21	(162)	(141)
Total interest-bearing deposits	70	(145)	(75)
Securities sold under agreements to repurchase	2	—	2
Borrowings	—	—	—
Subordinated notes	1	(1)	—
Junior subordinated debentures issued to capital trusts	1	2	3
Total interest-bearing liabilities	74	(144)	(70)
Change in net interest income	$3,787	$(988)	$2,799

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Net interest income for the three months ended March 31, 2022, was $31.9 million, increasing $2.8 million, or 9.6%, from the three months ended March 31, 2021. The increase is primarily attributable to higher average loan and securities balances. These higher average balances more than offset a $1.5 million decrease in PPP loan fees recognized as loan interest income.

Net interest margin decreased to 3.08% for the three months ended March 31, 2022 compared to 3.25% for the three months ended March 31, 2021. The decrease was primarily attributable to lower PPP loan fees recognized as loan interest income which contributed 7 and 25 basis points to net interest margin during the three months ended March 31, 2022 and 2021, respectively.

The quarterly net interest margins were as follows:

	2022	2021
Three months ended:
March 31	3.08%	3.25%
June 30	—	3.14
September 30	—	3.18
December 31	—	3.17

In March 2020, the Federal Open Markets Committee (“FOMC”), in response to the economic downturn caused by the COVID-19 pandemic, lowered the target range for the federal funds rate to 0 to 25 basis points and announced the Federal Reserve would substantially increase its Treasury and agency mortgage-backed securities holdings. This resulted in a historically low interest rate environment which lasted through the rest of 2020 and into 2021, putting downward pressure on our net interest margin.

In 2021, the FOMC began to taper the pace of its security purchases, and, in March 2022, the FOMC raised the target range for the federal funds rate to 25 to 50 basis points and indicated it expects to begin reducing the Federal Reserve’s security holdings at a future meeting. As a result, market rates have risen from historic lows which we expect will lead to improvements in our net interest margin, excluding impacts of PPP loan fees and loan discount accretion. In general, we believe that increases in market interest rates will lead to improved net interest margins while decreases in market interest rates will result in lower net interest margins.

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

Credit losses in our loan portfolio are highly dependent on the economic conditions in the communities that we serve. The general deterioration in economic conditions initially caused by the COVID-19 pandemic adversely affected the communities that we serve beginning in 2020. As a result, our allowance for loan losses initially increased at the onset of the COVID-19 pandemic, remained elevated during the remainder of 2020, and then gradually returned to near pre-pandemic levels during 2021 as economic conditions improved in our market areas. Potential deterioration of economic conditions, whether due to the COVID-19 pandemic or other factors, may lead to higher credit losses and adversely impact our financial condition and results of operations.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The Company recorded a negative provision for loan losses of $0.6 million during the three months ended March 31, 2022, compared to a negative provision for loan losses of $3.4 million during the three months ended March 31, 2021. The negative provision during the three months ended March 31, 2022 was primarily due to net recoveries of $1.2 million and improvements in qualitative factors which resulted in a $1.1 million decrease in required reserves, primarily reflecting improved economic conditions. Partially offsetting these improvements was a $1.7 million increase in specific reserves on loans individually evaluated for impairment.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change

	(dollars in thousands)
Card income	$2,404	$2,258	$146
Wealth management fees	2,289	1,972	317
Service charges on deposit accounts	1,652	1,297	355
Mortgage servicing	658	685	(27)
Mortgage servicing rights fair value adjustment	1,729	1,695	34
Gains on sale of mortgage loans	587	2,100	(1,513)
Gains (losses) on securities	(187)	40	(227)
Gains (losses) on foreclosed assets	40	(76)	116
Gains (losses) on other assets	193	1	192
Income on bank owned life insurance	40	—	40
Other noninterest income	638	836	(198)
Total noninterest income	$10,043	$10,808	$(765)

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Total noninterest income for the three months ended March 31, 2022, was $10.0 million, a decrease of $0.8 million, or 7.1%, from the three months ended March 31, 2021. Notable changes in noninterest income include the following:

●	A $1.5 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity, due to recent interest rate increases, and reduced margins. A lower level of mortgage refinancing activity and margin pressure are anticipated during the remainder of 2022 and are expected to result in lower gains on sale of mortgage loans relative to 2021;
●	A $0.4 million increase in service charges on deposit accounts;
●	A $0.3 million increase in wealth management fees, driven by higher values of managed assets during the first quarter of 2022 compared to the first quarter of 2021; and
●	Additionally, $0.2 million of gains on sale of closed branch premises, included in (gains) losses on other assets, were recognized during the three months ended March 31, 2022, with no similar gains recognized during the three months ended March 31, 2021.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change

	(dollars in thousands)
Salaries	$12,992	$12,596	$396
Employee benefits	2,499	1,722	777
Occupancy of bank premises	2,060	1,938	122
Furniture and equipment	552	623	(71)
Data processing	1,653	1,688	(35)
Marketing and customer relations	851	565	286
Amortization of intangible assets	245	289	(44)
FDIC insurance	288	240	48
Loan collection and servicing	157	365	(208)
Foreclosed assets	132	143	(11)
Other noninterest expense	2,728	2,375	353
Total noninterest expense	$24,157	$22,544	$1,613

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Total noninterest expense for the three months ended March 31, 2022, was $24.2 million, an increase of $1.6 million, or 7.2%, from the three months ended March 31, 2021. Notable changes in noninterest income include the following:

●	Following the NXT acquisition on October 1, 2021, there was a higher base level of noninterest expense, primarily related to personnel costs and branch operations; and
●	A $0.8 million increase in employee benefits expenses, primarily due to accelerated recognition of $0.6 million of stock compensation expense during February 2022 as a result of a modification to all outstanding restricted stock unit and performance restricted stock unit agreements to address treatment upon retirement. Total compensation costs related to the modified agreements remains the same.

Income Taxes

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

We recorded income tax expense of $4.8 million, or 26.1% effective tax rate, during the three months ended March 31, 2022, compared to $5.6 million, or 26.7% effective tax rate, during the three months ended March 31, 2021. The effective tax rate decreased slightly primarily due to tax exempt income making up a larger portion of pre-tax income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

FINANCIAL CONDITION

	March 31,	December 31,
	2022	2021	$ Change	% Change

Consolidated Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$358,979	$409,268	$(50,289)	(12.3)%
Debt securities available-for-sale, at fair value	933,922	942,168	(8,246)	(0.9)
Debt securities held-to-maturity	438,054	336,185	101,869	30.3
Loans held for sale	1,777	4,942	(3,165)	(64.0)

Loans, before allowance for loan losses	2,487,785	2,499,689	(11,904)	(0.5)
Less: allowance for loan losses	24,508	23,936	572	2.4
Loans, net of allowance for loan losses	2,463,277	2,475,753	(12,476)	(0.5)

Goodwill	29,322	29,322	—	—
Core deposit intangible assets, net	1,698	1,943	(245)	(12.6)
Other assets	121,936	114,673	7,263	6.3
Total assets	$4,348,965	$4,314,254	$34,711	0.8%

Total deposits	$3,816,069	$3,738,185	$77,884	2.1%
Securities sold under agreements to repurchase	50,834	61,256	(10,422)	(17.0)
Subordinated notes	39,336	39,316	20	0.1
Junior subordinated debentures	37,731	37,714	17	—
Other liabilities	21,840	25,902	(4,062)	(15.7)
Total liabilities	3,965,810	3,902,373	63,437	1.6
Total stockholders' equity	383,155	411,881	(28,726)	(7.0)
Total liabilities and stockholders' equity	$4,348,965	$4,314,254	$34,711	0.8%

Tangible assets (1)	$4,317,945	$4,282,989	$34,956	0.8%
Tangible common equity (1)	352,135	380,616	(28,481)	(7.5)

Core deposits (1)	$3,776,857	$3,674,435	$102,422	2.8%

Share and Per Share Information
Book value per share	$13.23	$14.21
Tangible book value per share (1)	12.16	13.13

Shares of common stock outstanding	28,967,943	28,986,061

Balance Sheet Ratios
Loan to deposit ratio	65.19%	66.87%
Core deposits to total deposits (1)	98.97	98.29
Stockholders' equity to total assets	8.81	9.55
Tangible common equity to tangible assets (1)	8.16	8.89
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Total assets were $4.35 billion at March 31, 2022, an increase of $34.7 million, or 0.8%, from December 31, 2021. Notable changes in our consolidated balance sheet include the following:

●	Total deposits increased $77.9 million, primarily attributable to increased balances held in interest-bearing demand and savings accounts, and partially offset by run-off of higher cost time deposit accounts.
●	Excess liquidity, including excess cash held at December 31, 2021 and deposit inflows during the first quarter of 2022, was reinvested in debt securities which increased $93.6 million.
●	Loans decreased by $11.9 million, primarily due to ongoing forgiveness of PPP loans.
●	Increases in market interest rates since December 31, 2021 drove a decrease in fair value of debt securities resulting in $53.4 million of unrealized losses in the available-for-sale portfolio.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	March 31, 2022		December 31, 2021
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$291,909	11.7%	$286,946	11.5%
Agricultural and farmland	232,528	9.4	247,796	9.9
Commercial real estate - owner occupied	237,000	9.5	234,544	9.4
Commercial real estate - non-owner occupied	687,617	27.6	684,023	27.4
Multi-family	243,447	9.8	263,911	10.5
Construction and land development	320,030	12.9	298,048	11.9
One-to-four family residential	327,791	13.2	327,837	13.1
Municipal, consumer, and other	147,463	5.9	156,584	6.3
Loans, before allowance for loan losses	2,487,785	100.0%	2,499,689	100.0%
Allowance for loan losses	(24,508)		(23,936)
Loans, net of allowance for loan losses	$2,463,277		$2,475,753

PPP loans (included above)
Commercial and industrial	$16,184	0.7%	$28,404	1.2%
Agricultural and farmland	392	—	913	0.1
Municipal, consumer, and other	—	—	171	—
Total PPP loans	$16,576	0.7%	$29,488	1.2%

Loans, before allowance for loan losses were $2.49 billion at March 31, 2022, a decrease of $11.9 million, or 0.5%, from December 31, 2021, primarily due to ongoing forgiveness of PPP loans which decreased by $12.9 million. Additionally, new loan production was impacted by seasonally lighter demand in first quarter of 2022, project delays due to higher input costs and interest rates, and an increasingly competitive loan pricing environment in our markets.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
March 31, 2022	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$191,789	$79,653	$20,467	$—	$291,909
Agricultural and farmland	93,158	95,380	41,176	2,814	232,528
Commercial real estate - owner occupied	26,255	143,757	63,228	3,760	237,000
Commercial real estate - non-owner occupied	80,835	416,712	189,536	534	687,617
Multi-family	23,249	154,012	66,186	—	243,447
Construction and land development	185,802	116,931	16,932	365	320,030
One-to-four family residential	68,381	120,482	82,063	56,865	327,791
Municipal, consumer, and other	39,895	16,895	69,201	21,472	147,463
Total	$709,364	$1,143,822	$548,789	$85,810	$2,487,785

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
March 31, 2022	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$3,960	$291	$4,251	$95,869	$100,120
Agricultural and farmland	8,538	5,700	14,238	125,132	139,370
Commercial real estate - owner occupied	32,220	19,451	51,671	159,074	210,745
Commercial real estate - non-owner occupied	65,991	21,606	87,597	519,185	606,782
Multi-family	24,372	3,237	27,609	192,589	220,198
Construction and land development	72,400	80	72,480	61,748	134,228
One-to-four family residential	70,080	21,451	91,531	167,879	259,410
Municipal, consumer, and other	34,790	4,393	39,183	68,385	107,568
Total	$312,351	$76,209	$388,560	$1,389,861	$1,778,421

Nonperforming Assets

Nonperforming loans consist of all loans 90 days or more past due or on nonaccrual. Nonperforming assets consist of all nonperforming loans and foreclosed assets. Typically, loans are placed on nonaccrual when they reach 90 days past due, or when, in management’s opinion, there is reasonable doubt regarding the collection of the amounts due through the normal means of the borrower. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance and we must believe that all remaining principal and interest is fully collectible, before the loan is eligible to return to accrual status. Management believes the Company’s lending practices and active approach to managing nonperforming assets has resulted in timely resolution of problem assets.

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

The following table below sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	March 31, 2022	December 31, 2021

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$2,461	$2,763
Past due 90 days or more, still accruing (1)	8	16
Total nonperforming loans	2,469	2,779
Foreclosed assets	3,043	3,278
Total nonperforming assets	$5,512	$6,057

Allowance for loan losses	$24,508	$23,936
Loans, before allowance for loan losses	2,487,785	2,499,689

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	0.99%	0.96%
Allowance for loan losses to nonaccrual loans	995.86	866.30
Allowance for loan losses to nonperforming loans	992.63	861.32
Nonaccrual loans to loans, before allowance for loan losses	0.10	0.11
Nonperforming loans to loans, before allowance for loan losses	0.10	0.11
Nonperforming assets to total assets	0.13	0.14
Nonperforming assets to loans, before allowance for loan losses and foreclosed assets	0.22	0.24
(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $25 thousand and $32 thousand as of March 31, 2022, and December 31, 2021, respectively.

Total nonperforming assets were $5.5 million at March 31, 2022, decreasing slightly since December 31, 2021. Our level of nonperforming assets has remained low in recent years, representing only 0.13% and 0.14% of total assets as of March 31, 2022 and December 31, 2021, respectively. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of nonperforming assets, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to these lower levels.

Troubled Debt Restructurings

In general, if the Company grants a troubled debt restructuring (“TDR”) that involves either the absence of principal amortization or a material extension of an existing loan amortization period in excess of our underwriting standards, the loan will be placed on nonaccrual status. However, if a TDR is well secured by an abundance of collateral and the collectability of both interest and principal is probable, the loan may remain on accrual status. A nonaccrual TDR in full compliance with the payment requirements specified in the loan modification for at least six months may return to accrual status, if the collectability of both principal and interest is probable. All TDRs are individually evaluated for impairment.

The following table presents TDRs by loan category.

	March 31, 2022			December 31, 2021
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total

	(dollars in thousands)
Commercial and industrial	$193	$—	$193	$203	$—	$203
Commercial real estate - owner occupied	1,634	—	1,634	1,671	—	1,671
Commercial real estate - non-owner occupied	1,258	—	1,258	1,278	—	1,278
One-to-four family residential	352	—	352	360	—	360
Total troubled debt restructurings	$3,437	$—	$3,437	$3,512	$—	$3,512

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

As of March 31, 2022 and December 31, 2021, our risk classifications of loans were as follows:

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Pass	$2,285,976	$2,269,228
Pass-watch	108,891	148,285
Substandard	92,918	82,176
Doubtful	—	—
Total	$2,487,785	$2,499,689

Pass-watch loans decreased $39.4 million, or 26.6% and substandard loans increased $10.7 million, or 13.1%, from December 31, 2021 to March 31, 2022. The aggregate balance of loans in these two risk classifications decreased $28.7 million during the quarter ended March 31, 2022. This overall improvement was primarily driven by improving economic conditions, which resulted in both risk rating upgrades and paydowns.

Net Charge-offs and Recoveries

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for loan losses, by loan category.

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$(704)	$(293)
Agricultural and farmland	—	—
Commercial real estate - owner occupied	(100)	—
Commercial real estate - non-owner occupied	(265)	(7)
Multi-family	—	—
Construction and land development	—	(90)
One-to-four family residential	(152)	30
Municipal, consumer, and other	65	34
Total	$(1,156)	$(326)

Average loans, before allowance for loan losses
Commercial and industrial	$306,471	$419,163
Agricultural and farmland	232,225	212,327
Commercial real estate - owner occupied	224,763	208,071
Commercial real estate - non-owner occupied	703,988	553,074
Multi-family	246,771	232,502
Construction and land development	315,207	216,404
One-to-four family residential	330,167	316,419
Municipal, consumer, and other	147,414	126,199
Total	$2,507,006	$2,284,159

Net charge-offs (recoveries) to average loans, before allowance for loan losses *
Commercial and industrial	(0.93)%	(0.28)%
Agricultural and farmland	—	—
Commercial real estate - owner occupied	(0.18)	—
Commercial real estate - non-owner occupied	(0.15)	(0.01)
Multi-family	—	—
Construction and land development	—	(0.17)
One-to-four family residential	(0.19)	0.04
Municipal, consumer, and other	0.18	0.11
Total	(0.19)%	(0.06)%

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

Securities

The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of March 31, 2022, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	March 31, 2022
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. Treasury	$—	—%	$—	—%	$—	—%
U.S. government agency	3,053	0.17	—	—	3,053	0.17
Municipal	7,660	2.67	2,136	3.61	9,796	2.88
Mortgage-backed:
Agency residential	247	1.73	—	—	247	1.73
Agency commercial	4,995	2.35	—	—	4,995	2.35
Corporate	15,487	2.97	—	—	15,487	2.97
Total	$31,442	2.52%	$2,136	3.61%	$33,578	2.59%

Due after 1 year through 5 years
U.S. Treasury	$110,289	1.34%	$—	—%	$110,289	1.34%
U.S. government agency	17,379	1.94	5,000	1.10	22,379	1.75
Municipal	57,247	2.21	9,726	3.60	66,973	2.41
Mortgage-backed:
Agency residential	12,181	2.21	—	—	12,181	2.21
Agency commercial	37,002	2.36	8,331	2.72	45,333	2.42
Corporate	6,981	3.55	—	—	6,981	3.55
Total	$241,079	1.85%	$23,057	2.74%	$264,136	1.93%

Due after 5 years through 10 years
U.S. Treasury	$59,677	1.46%	$—	—%	$59,677	1.46%
U.S. government agency	30,750	2.29	52,419	1.34	83,169	1.69
Municipal	143,543	1.74	2,389	3.51	145,932	1.77
Mortgage-backed:
Agency residential	86,388	2.10	8,438	1.62	94,826	2.06
Agency commercial	75,869	1.59	227,161	1.53	303,030	1.54
Corporate	34,960	3.85	—	—	34,960	3.85
Total	$431,187	1.96%	$290,407	1.51%	$721,594	1.78%

Due after 10 years
U.S. Treasury	$—	—%	$—	—%	$—	—%
U.S. government agency	—	—	25,988	1.39	25,988	1.39
Municipal	82,264	1.89	—	—	82,264	1.89
Mortgage-backed:
Agency residential	145,905	1.86	18,662	2.04	164,567	1.88
Agency commercial	38,940	1.63	77,804	1.92	116,744	1.82
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$269,109	1.86%	$122,454	1.83%	$391,563	1.85%

Total
U.S. Treasury	$169,966	1.38%	$—	—%	$169,966	1.38%
U.S. government agency	51,182	2.04	83,407	1.34	134,589	1.61
Municipal	290,714	1.90	14,251	3.59	304,965	1.98
Mortgage-backed:
Agency residential	244,721	1.96	27,100	1.91	271,821	1.96
Agency commercial	156,806	1.81	313,296	1.66	470,102	1.71
Corporate	59,428	3.61	—	—	59,428	3.61
Total	$972,817	1.92%	$438,054	1.68%	$1,410,871	1.85%

SOURCES OF FUNDS

Deposits

Management continues to focus on growing non-maturity deposits, through the Company’s relationship-driven banking philosophy and community-focused marketing programs, and to deemphasize higher cost deposit categories, such as time deposits. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.

The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended March 31,						Percent
	2022			2021			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$1,077,917	28.5%	—%	$920,514	28.5%	—%	17.1%
Interest-bearing demand	1,143,829	30.3	0.05	997,720	30.8	0.05	14.6
Money market	598,271	15.8	0.08	482,385	14.9	0.07	24.0
Savings	649,563	17.2	0.03	541,896	16.7	0.03	19.9
Total non-maturity deposits	3,469,580	91.8	0.04	2,942,515	90.9	0.03	17.9
Time	310,675	8.2	0.33	294,172	9.1	0.55	5.6
Total deposits	$3,780,255	100.0%	0.06%	$3,236,687	100.0%	0.08%	16.8%

*      Annualized measure.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The average balances of non-maturity deposits increased 17.9% from the three months ended March 31, 2021 to the three months ended March 31, 2022, with the increase primarily attributable to federal economic stimulus, in the form of PPP loan proceeds received by commercial customers and received by retail customers, and the NXT acquisition which added $139.4 million of non-maturity deposits on October 1, 2021. Time deposits increased as well, but by a smaller percentage, primarily due to $42.1 million of time deposits acquired from NXT, partially offset by continued run-off of higher cost time deposits.

The following table sets forth time deposits by remaining maturity as of March 31, 2022:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$44,059	$35,713	$57,581	$53,091	$190,444
Amounts of $100,000 but less than $250,000	16,388	13,299	19,882	20,183	69,752
Amounts of $250,000 or more	6,186	6,743	18,798	3,246	34,973
Total time deposits	$66,633	$55,755	$96,261	$76,520	$295,169

As of March 31, 2022 and December 31, 2021, the Bank’s uninsured deposits, including related accrued interest, were estimated to be $817.0 million and $845.7 million, respectively.

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the FHLB. Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds available through federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total amount of the remaining credit available to the Bank from the FHLB at March 31, 2022 was $356.7 million.

As of March 31, 2022, management believed adequate liquidity existed to meet all projected cash flow obligations of the Bank. As of March 31, 2022, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of March 31, 2022, HBT Financial, Inc. had cash and cash equivalents of $24.4 million.

The Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. During the three months ended March 31, 2022, the Bank paid $6.0 million in dividends to the Company. During the three months ended March 31, 2021, the Bank did not pay a dividend to the Company.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended March 31, 2022 and 2021, holding company operating expenses consisted of interest expense of $0.8 million and $0.8 million, respectively, and other operating expenses of $1.5 million and $0.6 million, respectively. Additionally, the Company paid $4.7 million and $4.1 million of dividends to stockholders during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of March 31, 2022, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company. As of March 31, 2022, the Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of March 31, 2022 and December 31, 2021, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of March 31, 2022 and December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank for the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	March 31,	December 31,	With Capital	Prompt Corrective
	2022	2021	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	16.86%	16.88%	10.50%	N/A
Heartland Bank and Trust Company	15.95	15.94	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.66%	14.66%	8.50%	N/A
Heartland Bank and Trust Company	15.11	15.09	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.40%	13.37%	7.00%	N/A
Heartland Bank and Trust Company	15.11	15.09	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	9.83%	9.84%	4.00	N/A
Heartland Bank and Trust Company	10.13	10.13	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

As of March 31, 2022, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.

Cash Dividends

During 2021, the Company paid quarterly cash dividends of $0.15 per share. On January 25, 2022, the Company announced an increase of $0.01 and paid a $0.16 per share dividend during the first quarter of 2022.

Stock Repurchase Program

Under the Company’s stock repurchase program, the Company repurchased 50,062 shares of its common stock at a weighted average price of $18.84 during the three months ended March 31, 2022. Repurchases were conducted in compliance with Rule 10b-18 and in compliance with Regulation M under the Exchange Act. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2023. As of March 31, 2022, the Company had $14.1 million remaining under the current stock repurchase authorization.

OFF-BALANCE SHEET ARRANGEMENTS

As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit, commitments to sell loans, and interest rate swaps. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of March 31, 2022 and December 31, 2021, there were no reserves for unfunded commitments. For additional information, see “Note 14 – Commitments and Contingencies” to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has established various accounting policies that govern the application of GAAP in the preparation of its consolidated financial statements.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022. For more information, please refer to “Note 1 – Summary of Significant Accounting Policies” to our consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022.

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
Adjusted Net Income
●
Net income, with the following adjustments:
-
excludes acquisition expenses,
-
excludes branch closure expenses,
-
excludes charges related to termination of certain employee benefit plans,
-
excludes net earnings (losses) from closed or sold operations,
-
excludes realized gains (losses) on sales of closed branch premises,
-
excludes realized gains (losses) on sales of securities,
-
excludes mortgage servicing rights fair value adjustment, and
-
the income tax effect of these pre-tax adjustments.

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
-
Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-
Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	● Total deposits, excluding: - Time deposits of $250,000 or more, and - Brokered deposits	● Provides investors with information regarding the stability of the Company’s sources of funds. ● We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net income	$13,604	$15,245
Adjustments:
Gains (losses) on sales of closed branch premises	197	—
Mortgage servicing rights fair value adjustment	1,729	1,695
Total adjustments	1,926	1,695
Tax effect of adjustments	(549)	(483)
Less adjustments after tax effect	1,377	1,212
Adjusted net income	$12,227	$14,033

Average assets	$4,343,446	$3,761,215

Return on average assets *	1.27%	1.64%
Adjusted return on average assets *	1.14	1.51

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$13,604	$15,245
Earnings allocated to participating securities (1)	(17)	(31)
Numerator for earnings per share - basic and diluted	$13,587	$15,214

Adjusted net income	$12,227	$14,033
Earnings allocated to participating securities (1)	(15)	(28)
Numerator for adjusted earnings per share - basic and diluted	$12,212	$14,005

Denominator:
Weighted average common shares outstanding	28,986,593	27,430,912
Dilutive effect of outstanding restricted stock units	43,646	2,489
Weighted average common shares outstanding, including all dilutive potential shares	29,030,239	27,433,401

Earnings per share - Basic	$0.47	$0.55
Earnings per share - Diluted	$0.47	$0.55

Adjusted earnings per share - Basic	$0.42	$0.51
Adjusted earnings per share - Diluted	$0.42	$0.51
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure – Net Interest Income and Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$31,928	$29,129
Tax-equivalent adjustment (1)	529	503
Net interest income (tax equivalent basis) (1)	$32,457	$29,632

Net interest margin (tax equivalent basis)
Net interest margin *	3.08%	3.25%
Tax-equivalent adjustment * (1)	0.05	0.05
Net interest margin (tax equivalent basis) * (1)	3.13%	3.30%

Average interest-earning assets	$4,201,793	$3,637,449

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$24,157	$22,544
Less: amortization of intangible assets	245	289
Adjusted noninterest expense	$23,912	$22,255

Net interest income	$31,928	$29,129
Total noninterest income	10,043	10,808
Operating revenue	41,971	39,937
Tax-equivalent adjustment (1)	529	503
Operating revenue (tax-equivalent basis) (1)	$42,500	$40,440

Efficiency ratio	56.97%	55.73%
Efficiency ratio (tax equivalent basis) (1)	56.26	55.03
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	March 31, 2022	December 31, 2021

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$383,155	$411,881
Less: Goodwill	29,322	29,322
Less: Core deposit intangible assets, net	1,698	1,943
Tangible common equity	$352,135	$380,616

Tangible Assets
Total assets	$4,348,965	$4,314,254
Less: Goodwill	29,322	29,322
Less: Core deposit intangible assets, net	1,698	1,943
Tangible assets	$4,317,945	$4,282,989

Total stockholders' equity to total assets	8.81%	9.55%
Tangible common equity to tangible assets	8.16	8.89

Shares of common stock outstanding	28,967,943	28,986,061

Book value per share	$13.23	$14.21
Tangible book value per share	12.16	13.13

Reconciliation of Non-GAAP Financial Measure – Adjusted Return on Average Stockholders’ Equity and Adjusted Return on Tangible Common Equity

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$406,289	$363,557
Less: Goodwill	29,322	23,620
Less: Core deposit intangible assets, net	1,844	2,686
Average tangible common equity	$375,123	$337,251

Net income	$13,604	$15,245
Adjusted net income	12,227	14,033

Return on average stockholders' equity *	13.58%	17.01%
Return on average tangible common equity *	14.71	18.33

Adjusted return on average stockholders' equity *	12.20%	15.65%
Adjusted return on average tangible common equity *	13.22	16.88

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Core Deposits
Total deposits	$3,816,069	$3,738,185
Less: time deposits of $250,000 or more	34,973	59,512
Less: brokered deposits	4,239	4,238
Core deposits	$3,776,857	$3,674,435

Core deposits to total deposits	98.97%	98.29%

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are interest rate risk and credit risk.

Interest Rate Risk

Our most significant form of market risk is interest rate risk inherent in the normal course of lending and deposit-taking activities. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates.  Management believes that our ability to successfully respond to changes in interest rates will have a significant impact on our financial results. To that end, management actively monitors and manages our interest rate exposure.

The Company’s Asset/Liability Management Committee (“ALCO”), which is authorized by the Company’s board of directors, monitors our interest rate sensitivity and makes decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.

We monitor the impact of changes in interest rates on our net interest income and economic value of equity (“EVE”) using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.

The following table sets forth the estimated impact on our EVE and net interest income of immediate and parallel changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
March 31, 2022
+400	$162,050	27.5%	$31,482	23.4%	$46,250	33.3%
+300	139,709	23.7	24,103	17.9	36,249	26.1
+200	128,225	21.8	20,398	15.2	29,293	21.1
+100	60,508	10.3	8,246	6.1	13,102	9.4
Flat	—	—	—	—	—	—
-100	(57,405)	(9.7)	(6,326)	(4.7)	(11,888)	(8.6)

December 31, 2021
+400	$92,106	19.7%	$23,230	18.7%	$38,485	31.7%
+300	76,708	16.4	17,938	14.5	30,487	25.1
+200	51,627	11.1	12,154	9.8	21,339	17.6
+100	12,453	2.7	5,818	4.7	11,062	9.1
Flat	—	—	—	—	—	—
-100	34,852	7.5	(4,098)	(3.3)	(7,746)	(6.4)

This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors or changes in earning assets mix, which could change the actual impact on EVE and net interest income.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are sometimes party to legal actions that are routine and incidental to our business. Management, in consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our assets, business, cash flow, financial condition, liquidity, prospects and results of operations; however, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On December 14, 2021, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $15 million of its common stock. The stock repurchase program will be in effect until January 1, 2023 with the timing of purchases and number of shares repurchased dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program may be suspended or discontinued at any time without notice.

The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2022, all of which were conducted in compliance with Rule 10b-18 and Regulation M under the Exchange Act:

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares That May Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
January 1 - 31, 2022	4,306	$18.68	4,306	$14,920
February 1 - 28, 2022	13,983	18.81	13,983	14,657
March 1 - 31, 2022	31,773	18.87	31,773	14,057
Total	50,062	$18.84	50,062	$14,057

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

HBT FINANCIAL, INC.

May 6, 2022	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)