Form 10-Q
period 2022-06-30
HBT Financial, Inc.
filed 2022-08-03
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, there were 28,806,827 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings, and liquidity. Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	the strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints);
●	the economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or other threats thereof, or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	time and effort necessary to resolve nonperforming assets and the loans modified or deferred as a result of the impact of the COVID-19 pandemic;
●	the length and severity of the COVID-19 pandemic, and the effects of the COVID-19 pandemic, including the impact of the pandemic on our operations and the operations of our customers and the communities that we serve;
●	environmental liability associated with our lending activities;
●	the effects of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin, our investments, our loan originations, and our modeling estimates relating to interest rate changes;
●	changes in and uncertainty related to benchmark interest rates used to price our loans, including the elimination of the London Interbank Offered Rate (“LIBOR”);
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from the Bank, pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to attract and retain skilled employees or changes in our management personnel;
●	any failure or interruption of our information and communications systems;
●	our ability to identify and address cybersecurity risks;
●	the effects of the failure of any component of our business infrastructure provided by a third party;
●	our ability to keep pace with technological changes;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States (“U.S.”) generally or in the States of Illinois and Iowa in particular;
●	the geographic concentration of our operations in the States of Illinois and Iowa;
●	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to attract and retain customer deposits;
●	our ability to maintain the Bank’s reputation;
●	possible impairment of our goodwill and other intangible assets;
●	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
●	our prior status as an S corporation;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;

●	market perceptions associated with certain aspects of our business;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002;
●	damage to our reputation from any of the factors described above;
●	our success at managing the risks involved in the foregoing items; and
●	the factors discussed in “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange (“SEC”) Commission on March 11, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$25,478	$23,387
Interest-bearing deposits with banks	134,553	385,881
Cash and cash equivalents	160,031	409,268

Interest-bearing time deposits with banks	—	490
Debt securities available-for-sale, at fair value	924,706	942,168
Debt securities held-to-maturity (fair value of $510,152 in 2022 and $336,027 in 2021)	548,236	336,185
Equity securities with readily determinable fair value	3,103	3,443
Equity securities with no readily determinable fair value	1,952	1,927
Restricted stock, at cost	2,813	2,739
Loans held for sale	5,312	4,942

Loans, before allowance for loan losses	2,451,826	2,499,689
Allowance for loan losses	(24,734)	(23,936)
Loans, net of allowance for loan losses	2,427,092	2,475,753

Bank owned life insurance	7,474	7,393
Bank premises and equipment, net	51,433	52,483
Bank premises held for sale	319	1,452
Foreclosed assets	2,891	3,278
Goodwill	29,322	29,322
Core deposit intangible assets, net	1,453	1,943
Mortgage servicing rights, at fair value	10,089	7,994
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	14,263	14,901
Other assets	32,324	17,408
Total assets	$4,223,978	$4,314,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,028,790	$1,087,659
Interest-bearing	2,673,196	2,650,526
Total deposits	3,701,986	3,738,185

Securities sold under agreements to repurchase	51,091	61,256
Subordinated notes	39,356	39,316
Junior subordinated debentures issued to capital trusts	37,747	37,714
Other liabilities	19,989	25,902
Total liabilities	3,850,169	3,902,373

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 29,308,491 at 2022 and 29,276,547 at 2021; shares outstanding of 28,831,197 at 2022 and 28,986,061 at 2021	293	293
Surplus	222,087	220,891
Retained earnings	212,506	194,132
Accumulated other comprehensive income (loss)	(52,820)	1,471
Treasury stock at cost, 477,294 shares at 2022 and 290,486 at 2021	(8,257)	(4,906)
Total stockholders’ equity	373,809	411,881
Total liabilities and stockholders’ equity	$4,223,978	$4,314,254

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$27,843	$25,278	$54,649	$50,412
Federally tax exempt	679	540	1,341	1,150
Securities:
Taxable	5,663	4,058	10,312	7,691
Federally tax exempt	1,138	1,144	2,178	2,280
Interest-bearing deposits in bank	420	115	579	195
Other interest and dividend income	14	12	33	25
Total interest and dividend income	35,757	31,147	69,092	61,753

INTEREST EXPENSE
Deposits	506	613	1,075	1,257
Securities sold under agreements to repurchase	8	8	17	15
Borrowings	1	—	2	1
Subordinated notes	469	469	939	939
Junior subordinated debentures issued to capital trusts	400	357	758	712
Total interest expense	1,384	1,447	2,791	2,924
Net interest income	34,373	29,700	66,301	58,829
PROVISION FOR LOAN LOSSES	145	(2,162)	(439)	(5,567)
Net interest income after provision for loan losses	34,228	31,862	66,740	64,396

NONINTEREST INCOME
Card income	2,714	2,449	5,118	4,707
Wealth management fees	2,322	2,005	4,611	3,977
Service charges on deposit accounts	1,792	1,390	3,444	2,687
Mortgage servicing	661	711	1,319	1,396
Mortgage servicing rights fair value adjustment	366	(310)	2,095	1,385
Gains on sale of mortgage loans	326	1,562	913	3,662
Unrealized gains (losses) on equity securities	(153)	6	(340)	46
Gains (losses) on foreclosed assets	(7)	216	33	140
Gains (losses) on other assets	(43)	(48)	150	(47)
Income on bank owned life insurance	41	—	81	—
Other noninterest income	532	793	1,170	1,629
Total noninterest income	8,551	8,774	18,594	19,582

NONINTEREST EXPENSE
Salaries	12,936	12,173	25,737	24,651
Employee benefits	1,984	1,409	4,428	3,094
Occupancy of bank premises	1,741	1,463	3,801	3,401
Furniture and equipment	623	603	1,175	1,226
Data processing	1,990	1,721	3,643	3,409
Marketing and customer relations	1,205	843	2,056	1,408
Amortization of intangible assets	245	258	490	547
FDIC insurance	298	244	586	484
Loan collection and servicing	278	333	435	698
Foreclosed assets	31	319	163	462
Other noninterest expense	2,511	2,788	5,485	5,318
Total noninterest expense	23,842	22,154	47,999	44,698
INCOME BEFORE INCOME TAX EXPENSE	18,937	18,482	37,335	39,280
INCOME TAX EXPENSE	4,852	4,765	9,646	10,318
NET INCOME	$14,085	$13,717	$27,689	$28,962

EARNINGS PER SHARE - BASIC	$0.49	$0.50	$0.96	$1.06
EARNINGS PER SHARE - DILUTED	$0.49	$0.50	$0.95	$1.05
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	28,891,202	27,362,579	28,938,634	27,396,557

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
NET INCOME	$14,085	$13,717	$27,689	$28,962

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on debt securities available-for-sale	(24,151)	8,800	(77,573)	(14,274)
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	549	199	730	231
Unrealized gains (losses) on derivative instruments	149	(38)	743	181
Reclassification adjustment for net settlements on derivative instruments	67	102	163	201
Total other comprehensive (loss) income, before tax	(23,386)	9,063	(75,937)	(13,661)
Income tax (benefit) expense	(6,666)	2,583	(21,646)	(3,894)
Total other comprehensive (loss) income	(16,720)	6,480	(54,291)	(9,767)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,635)	$20,197	$(26,602)	$19,195

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, March 31, 2022	28,967,943	$293	$221,735	$203,076	$(36,100)	$(5,849)	$383,155
Net income	—	—	—	14,085	—	—	14,085
Other comprehensive loss	—	—	—	—	(16,720)	—	(16,720)
Stock-based compensation	—	—	352	—	—	—	352
Repurchase of common stock	(136,746)	—	—	—	—	(2,408)	(2,408)
Cash dividends and dividend equivalents ($0.16 per share)	—	—	—	(4,655)	—	—	(4,655)
Balance, June 30, 2022	28,831,197	$293	$222,087	$212,506	$(52,820)	$(8,257)	$373,809

Balance, March 31, 2021	27,382,069	$275	$191,004	$165,735	$1,906	$(1,514)	$357,406
Net income	—	—	—	13,717	—	—	13,717
Other comprehensive income	—	—	—	—	6,480	—	6,480
Stock-based compensation	—	—	181	—	—	—	181
Repurchase of common stock	(27,016)					(466)	(466)
Cash dividends and dividend equivalents ($0.15 per share)	—	—	—	(4,124)	—	—	(4,124)
Balance, June 30, 2021	27,355,053	$275	$191,185	$175,328	$8,386	$(1,980)	$373,194

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2021	28,986,061	$293	$220,891	$194,132	$1,471	$(4,906)	$411,881
Net income	—	—	—	27,689	—	—	27,689
Other comprehensive loss	—	—	—	—	(54,291)	—	(54,291)
Stock-based compensation	—	—	1,253	—	—	—	1,253
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	31,944	—	(57)	—	—	—	(57)
Repurchase of common stock	(186,808)	—	—	—	—	(3,351)	(3,351)
Cash dividends and dividend equivalents ($0.32 per share)	—	—	—	(9,315)	—	—	(9,315)
Balance, June 30, 2022	28,831,197	$293	$222,087	$212,506	$(52,820)	$(8,257)	$373,809

Balance, December 31, 2020	27,457,306	$275	$190,875	$154,614	$18,153	$—	$363,917
Net income	—	—	—	28,962	—	—	28,962
Other comprehensive loss	—	—	—	—	(9,767)	—	(9,767)
Stock-based compensation	—	—	310	—	—	—	310
Issuance of common stock upon vesting of restricted stock units	20,225	—	—	—	—	—	—
Repurchase of common stock	(122,478)	—	—	—	—	(1,980)	(1,980)
Cash dividends and dividend equivalents ($0.30 per share)	—	—	—	(8,248)	—	—	(8,248)
Balance, June 30, 2021	27,355,053	$275	$191,185	$175,328	$8,386	$(1,980)	$373,194

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,689	$28,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,532	1,545
Provision for loan losses	(439)	(5,567)
Net amortization of debt securities	3,609	3,553
Deferred income tax expense	141	1,137
Stock-based compensation	1,253	310
Net accretion of discount and deferred loan fees on loans	(3,263)	(5,499)
Net unrealized loss (gain) on equity securities	340	(46)
Net loss on disposals of bank premises and equipment	14	14
Net gain on sales of bank premises held for sale	(187)	—
Impairment losses on bank premises held for sale	23	—
Net gain on sales of foreclosed assets	(98)	(213)
Write-down of foreclosed assets	65	73
Amortization of intangibles	490	547
Increase in mortgage servicing rights	(2,095)	(1,385)
Amortization of discount and issuance costs on subordinated notes and debentures	73	72
Amortization of premium on interest-bearing time deposits with banks	5	—
Amortization of premium on time deposits	(126)	—
Mortgage loans originated for sale	(38,091)	(114,768)
Proceeds from sale of mortgage loans	38,634	127,192
Net gain on sale of mortgage loans	(913)	(3,662)
Increase in cash surrender value of bank owned life insurance	(81)	—
Decrease in accrued interest receivable	638	1,470
Decrease in other assets	1,827	2,190
Increase in other liabilities	(245)	(12,311)
Net cash provided by operating activities	30,795	23,614

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	485	—
Proceeds from paydowns, maturities, and calls of debt securities	74,703	101,621
Purchase of securities	(349,769)	(273,352)
Net decrease in loans	52,336	95,944
Purchase of restricted stock	(74)	(241)
Purchases of bank premises and equipment	(496)	(572)
Proceeds from sales of bank premises and equipment	—	17
Proceeds from sales of bank premises held for sale	1,297	—
Proceeds from sales of foreclosed assets	447	1,229
Net cash used in investing activities	(221,071)	(75,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(36,073)	294,100
Net (decrease) increase in repurchase agreements	(10,165)	1,020
Taxes paid related to the vesting of restricted stock units	(57)	—
Repurchase of common stock	(3,351)	(1,980)
Cash dividends and dividend equivalents paid	(9,315)	(8,248)
Net cash (used in) provided by financing activities	(58,961)	284,892

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(249,237)	233,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	409,268	312,451
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160,031	$545,603

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,860	$3,118
Cash paid for income taxes	$7,845	$12,991

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$27	$4,856
Sales of foreclosed assets through loan origination	$—	$178

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

The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the U.S.  (“GAAP”) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the SEC. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022.

The unaudited consolidated financial statements include all normal, recurring adjustments necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refined the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. Entities may apply the provisions as of the beginning of the reporting period when the election is made and are available until December 31, 2022. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

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

The acquisition of NXT provided an opportunity to utilize Heartland Bank’s excess liquidity at the time of acquisition to replace NXT Bank’s higher-cost funding. Additionally, Heartland Bank’s broader range of products and services, as well as a greater ability to meet larger borrowing needs, has provided an opportunity to expand NXT Bank’s customer relationships.

During the three and six months ended June 30, 2021, HBT Financial incurred $0.2 million in pre-tax acquisition expenses related to the acquisition of NXT, comprised primarily of professional fees. These expenses are reflected in noninterest expense on the consolidated statements of income. There were no acquisition expenses related to the acquisition of NXT during the three and six months ended June 30, 2022.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pro forma information for the results of operations for the three and six months ended June 30, 2021, as if the acquisition had occurred on January 1, 2020. The pro forma results combine the historical results of NXT into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2020. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for loan losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
	Three Months Ended	Six Months Ended
(dollars in thousands, except per share data)	June 30, 2021	June 30, 2021
Total revenues (net interest income and noninterest income)	$40,621	83,164
Net income	14,222	30,192
Earnings per share - basic	0.49	1.03
Earnings per share - diluted	0.49	1.03

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SECURITIES

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$169,930	$—	$(10,725)	$159,205
U.S. government agency	60,373	—	(2,156)	58,217
Municipal	286,012	190	(25,661)	260,541
Mortgage-backed:
Agency residential	236,516	152	(11,626)	225,042
Agency commercial	160,576	15	(11,355)	149,236
Corporate	74,345	215	(2,095)	72,465
Total available-for-sale	987,752	572	(63,618)	924,706
Held-to-maturity:
U.S. government agency	88,413	—	(5,364)	83,049
Municipal	40,920	376	(66)	41,230
Mortgage-backed:
Agency residential	108,711	276	(1,971)	107,016
Agency commercial	310,192	45	(31,380)	278,857
Total held-to-maturity	548,236	697	(38,781)	510,152
Total debt securities	$1,535,988	$1,269	$(102,399)	$1,434,858

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$109,002	$328	$(354)	$108,976
U.S. government agency	129,269	1,303	(2,467)	128,105
Municipal	293,837	6,144	(2,904)	297,077
Mortgage-backed:
Agency residential	178,236	2,149	(919)	179,466
Agency commercial	164,875	1,234	(2,048)	164,061
Corporate	63,141	1,638	(296)	64,483
Total available-for-sale	938,360	12,796	(8,988)	942,168
Held-to-maturity:
U.S. government agency	12,349	42	(51)	12,340
Municipal	15,666	809	—	16,475
Mortgage-backed:
Agency residential	20,555	196	(102)	20,649
Agency commercial	287,615	1,749	(2,801)	286,563
Total held-to-maturity	336,185	2,796	(2,954)	336,027
Total debt securities	$1,274,545	$15,592	$(11,942)	$1,278,195

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

As of June 30, 2022 and December 31, 2021, the Bank had debt securities with a carrying value of $394.0 million and $353.3 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 49% of the municipal portfolio consists of debt securities issued by municipalities located in Illinois as of June 30, 2022. Approximately 81% of such debt securities were general obligation issues as of June 30, 2022.

The amortized cost and fair value of debt securities by contractual maturity, as of June 30, 2022, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$29,520	$29,517	$2,140	$2,159
Due after 1 year through 5 years	209,572	202,398	26,318	26,058
Due after 5 years through 10 years	272,306	247,656	77,431	73,997
Due after 10 years	79,262	70,857	23,444	22,065

Mortgage-backed:
Agency residential	236,516	225,042	108,711	107,016
Agency commercial	160,576	149,236	310,192	278,857
Total	$987,752	$924,706	$548,236	$510,152

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of June 30, 2022 and December 31, 2021:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
June 30, 2022	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(10,725)	$159,205	$—	$—	$(10,725)	$159,205
U.S. government agency	(2,156)	58,197	—	—	(2,156)	58,197
Municipal	(15,751)	176,771	(9,910)	50,424	(25,661)	227,195
Mortgage-backed:
Agency residential	(11,320)	203,603	(306)	4,556	(11,626)	208,159
Agency commercial	(8,812)	114,025	(2,543)	22,685	(11,355)	136,710
Corporate	(1,085)	46,792	(1,010)	3,952	(2,095)	50,744
Total available-for-sale	(49,849)	758,593	(13,769)	81,617	(63,618)	840,210
Held-to-maturity:
U.S. government agency	(2,564)	40,773	(2,800)	42,276	(5,364)	83,049
Municipal	(66)	6,513	—	—	(66)	6,513
Mortgage-backed:
Agency residential	(1,971)	74,978	—	—	(1,971)	74,978
Agency commercial	(31,078)	274,153	(302)	2,238	(31,380)	276,391
Total held-to-maturity	(35,679)	396,417	(3,102)	44,514	(38,781)	440,931
Total debt securities	$(85,528)	$1,155,010	$(16,871)	$126,131	$(102,399)	$1,281,141

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2021	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(354)	$68,410	$—	$—	$(354)	$68,410
U.S. government agency	(2,183)	80,219	(284)	5,578	(2,467)	85,797
Municipal	(2,018)	89,424	(886)	17,327	(2,904)	106,751
Mortgage-backed:
Agency residential	(851)	91,703	(68)	4,305	(919)	96,008
Agency commercial	(1,921)	113,111	(127)	6,443	(2,048)	119,554
Corporate	(7)	2,737	(289)	4,671	(296)	7,408
Total available-for-sale	(7,334)	445,604	(1,654)	38,324	(8,988)	483,928
Held-to-maturity:
U.S. government agency	(51)	4,949	—	—	(51)	4,949
Mortgage-backed:
Agency residential	(102)	14,932	—	—	(102)	14,932
Agency commercial	(2,673)	174,428	(128)	2,776	(2,801)	177,204
Total held-to-maturity	(2,826)	194,309	(128)	2,776	(2,954)	197,085
Total debt securities	$(10,160)	$639,913	$(1,782)	$41,100	$(11,942)	$681,013

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2022, there were 87 debt securities in an unrealized loss position for a period of twelve months or more, and 603 debt securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in market interest rates. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these debt securities are deemed to be temporary.

There were no sales of debt securities during the three and six months ended June 30, 2022 and 2021.

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

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	Readily	No Readily
	Determinable	Determinable
June 30, 2022	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,117
Cumulative net unrealized gains (losses)	(39)	(165)
Carrying value	$3,103	$1,952

	Readily	No Readily
	Determinable	Determinable
December 31, 2021	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,092
Cumulative net unrealized gains (losses)	301	(165)
Carrying value	$3,443	$1,927

As of June 30, 2022 and December 31, 2021, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no sales of equity securities during the three and six months ended June 30, 2022 and 2021. Unrealized gains (losses) on equity securities were as follows during the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Readily determinable fair value	$(153)	$6	$(340)	$46
No readily determinable fair value	—	—	—	—
Unrealized gains (losses) on equity securities	$(153)	$6	$(340)	$46

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans are summarized as follows:

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Commercial and industrial	$249,839	$286,946
Agricultural and farmland	230,370	247,796
Commercial real estate - owner occupied	228,997	234,544
Commercial real estate - non-owner occupied	656,093	684,023
Multi-family	269,452	263,911
Construction and land development	332,041	298,048
One-to-four family residential	325,047	327,837
Municipal, consumer, and other	159,987	156,584
Loans, before allowance for loan losses	2,451,826	2,499,689
Allowance for loan losses	(24,734)	(23,936)
Loans, net of allowance for loan losses	$2,427,092	$2,475,753

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$2,823	$28,404
Agricultural and farmland	9	913
Municipal, consumer, and other	—	171
Total PPP loans	$2,832	$29,488

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables detail activity in the allowance for loan losses for the three and six months ended June 30:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended June 30, 2022	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, March 31, 2022	$2,491	$842	$1,511	$7,014	$1,354	$4,493	$1,583	$5,220	$24,508
Provision for loan losses	450	82	(287)	(408)	21	(434)	51	670	145
Charge-offs	—	—	—	—	—	—	(47)	(112)	(159)
Recoveries	40	—	—	5	—	—	109	86	240
Balance, June 30, 2022	$2,981	$924	$1,224	$6,611	$1,375	$4,059	$1,696	$5,864	$24,734

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended June 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, March 31, 2021	$2,420	$865	$2,715	$11,330	$2,090	$4,006	$1,573	$3,760	$28,759
Provision for loan losses	578	(84)	(769)	(1,511)	(81)	(261)	(45)	11	(2,162)
Charge-offs	(295)	—	—	—	—	—	(41)	(66)	(402)
Recoveries	14	—	—	6	—	179	33	80	312
Balance, June 30, 2021	$2,717	$781	$1,946	$9,825	$2,009	$3,924	$1,520	$3,785	$26,507

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Six Months Ended June 30, 2022	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2021	$2,440	$845	$1,840	$8,145	$1,263	$4,914	$1,311	$3,178	$23,936
Provision for loan losses	(203)	79	(716)	(1,804)	112	(855)	171	2,777	(439)
Charge-offs	(5)	—	—	—	—	—	(49)	(239)	(293)
Recoveries	749	—	100	270	—	—	263	148	1,530
Balance, June 30, 2022	$2,981	$924	$1,224	$6,611	$1,375	$4,059	$1,696	$5,864	$24,734

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Six Months Ended June 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	and Land	Real Estate	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2020	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838
Provision for loan losses	(1,224)	(12)	(1,195)	(1,439)	52	(577)	(243)	(929)	(5,567)
Charge-offs	(295)	—	—	—	—	—	(113)	(189)	(597)
Recoveries	307	—	—	13	—	269	75	169	833
Balance, June 30, 2021	$2,717	$781	$1,946	$9,825	$2,009	$3,924	$1,520	$3,785	$26,507

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
June 30, 2022	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$240,604	$229,409	$211,886	$611,614	$268,880	$328,912	$311,353	$147,226	$2,349,884
Individually evaluated for impairment	9,101	247	12,524	32,430	—	2,008	8,560	12,737	77,607
Acquired with deteriorated credit quality	134	714	4,587	12,049	572	1,121	5,134	24	24,335
Total	$249,839	$230,370	$228,997	$656,093	$269,452	$332,041	$325,047	$159,987	$2,451,826

Allowance for loan losses:
Collectively evaluated for impairment	$2,827	$924	$993	$3,968	$1,372	$4,056	$1,594	$1,873	$17,607
Individually evaluated for impairment	154	—	208	2,641	—	—	100	3,991	7,094
Acquired with deteriorated credit quality	—	—	23	2	3	3	2	—	33
Total	$2,981	$924	$1,224	$6,611	$1,375	$4,059	$1,696	$5,864	$24,734

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$272,064	$247,021	$216,794	$641,555	$262,701	$293,548	$314,807	$143,510	$2,392,000
Individually evaluated for impairment	14,744	12	12,332	29,575	—	2,018	6,897	13,041	78,619
Acquired with deteriorated credit quality	138	763	5,418	12,893	1,210	2,482	6,133	33	29,070
Total	$286,946	$247,796	$234,544	$684,023	$263,911	$298,048	$327,837	$156,584	$2,499,689

Allowance for loan losses:
Collectively evaluated for impairment	$2,253	$845	$1,480	$5,138	$1,259	$4,895	$1,099	$1,302	$18,271
Individually evaluated for impairment	187	—	327	2,999	—	—	210	1,875	5,598
Acquired with deteriorated credit quality	—	—	33	8	4	19	2	1	67
Total	$2,440	$845	$1,840	$8,145	$1,263	$4,914	$1,311	$3,178	$23,936

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans:

	Unpaid
	Principal	Recorded	Related
June 30, 2022	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$254	$254	$154
Agricultural and farmland	—	—	—
Commercial real estate - owner occupied	742	742	208
Commercial real estate - non-owner occupied	14,526	14,513	2,641
Multi-family	—	—	—
Construction and land development	—	—	—
One-to-four family residential	576	534	100
Municipal, consumer, and other	8,312	8,289	3,991
Total	$24,410	$24,332	$7,094

With no related allowance:
Commercial and industrial	$8,861	$8,847	$—
Agricultural and farmland	247	247	—
Commercial real estate - owner occupied	11,936	11,782	—
Commercial real estate - non-owner occupied	17,997	17,917	—
Multi-family	—	—	—
Construction and land development	2,108	2,008	—
One-to-four family residential	9,337	8,026	—
Municipal, consumer, and other	4,488	4,448	—
Total	$54,974	$53,275	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$9,115	$9,101	$154
Agricultural and farmland	247	247	—
Commercial real estate - owner occupied	12,678	12,524	208
Commercial real estate - non-owner occupied	32,523	32,430	2,641
Multi-family	—	—	—
Construction and land development	2,108	2,008	—
One-to-four family residential	9,913	8,560	100
Municipal, consumer, and other	12,800	12,737	3,991
Total	$79,384	$77,607	$7,094

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans:

	Three Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$267	$4	$1,888	$27
Agricultural and farmland	—	—	165	2
Commercial real estate - owner occupied	745	11	2,744	46
Commercial real estate - non-owner occupied	14,603	185	15,564	197
Multi-family	—	—	—	—
Construction and land development	—	—	—	—
One-to-four family residential	548	4	2,165	23
Municipal, consumer, and other	8,344	46	8,726	39
Total	$24,507	$250	$31,252	$334

With no related allowance:
Commercial and industrial	$15,156	$156	$7,393	$76
Agricultural and farmland	252	3	383	5
Commercial real estate - owner occupied	11,887	141	5,530	70
Commercial real estate - non-owner occupied	17,947	340	5,586	70
Multi-family	—	—	874	—
Construction and land development	2,012	26	1,971	—
One-to-four family residential	8,181	84	6,600	48
Municipal, consumer, and other	4,480	33	4,704	22
Total	$59,915	$783	$33,041	$291

Total loans individually evaluated for impairment:
Commercial and industrial	$15,423	$160	$9,281	$103
Agricultural and farmland	252	3	548	7
Commercial real estate - owner occupied	12,632	152	8,274	116
Commercial real estate - non-owner occupied	32,550	525	21,150	267
Multi-family	—	—	874	—
Construction and land development	2,012	26	1,971	—
One-to-four family residential	8,729	88	8,765	71
Municipal, consumer, and other	12,824	79	13,430	61
Total	$84,422	$1,033	$64,293	$625

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$280	$8	$2,076	$58
Agricultural and farmland	—	—	166	4
Commercial real estate - owner occupied	1,580	44	2,993	87
Commercial real estate - non-owner occupied	14,728	371	17,949	405
Multi-family	—	—	—	—
Construction and land development	—	—	1,118	27
One-to-four family residential	597	9	2,404	46
Municipal, consumer, and other	8,426	85	8,764	79
Total	$25,611	$517	$35,470	$706

With no related allowance:
Commercial and industrial	$17,316	$356	$4,248	$90
Agricultural and farmland	244	3	383	11
Commercial real estate - owner occupied	11,460	247	7,554	192
Commercial real estate - non-owner occupied	16,728	538	5,625	138
Multi-family	—	—	875	10
Construction and land development	2,014	48	1,868	26
One-to-four family residential	8,453	141	6,789	97
Municipal, consumer, and other	4,511	54	4,725	44
Total	$60,726	$1,387	$32,067	$608

Total loans individually evaluated for impairment:
Commercial and industrial	$17,596	$364	$6,324	$148
Agricultural and farmland	244	3	549	15
Commercial real estate - owner occupied	13,040	291	10,547	279
Commercial real estate - non-owner occupied	31,456	909	23,574	543
Multi-family	—	—	875	10
Construction and land development	2,014	48	2,986	53
One-to-four family residential	9,050	150	9,193	143
Municipal, consumer, and other	12,937	139	13,489	123
Total	$86,337	$1,904	$67,537	$1,314

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
June 30, 2022	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$249,547	$21	$182	$89	$249,839
Agricultural and farmland	229,878	492	—	—	230,370
Commercial real estate - owner occupied	228,997	—	—	—	228,997
Commercial real estate - non-owner occupied	655,089	—	—	1,004	656,093
Multi-family	269,452	—	—	—	269,452
Construction and land development	331,393	131	—	517	332,041
One-to-four family residential	322,580	869	23	1,575	325,047
Municipal, consumer, and other	159,726	198	—	63	159,987
Total	$2,446,662	$1,711	$205	$3,248	$2,451,826

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2021	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$286,563	$9	$—	$374	$286,946
Agricultural and farmland	247,772	24	—	—	247,796
Commercial real estate - owner occupied	234,441	103	—	—	234,544
Commercial real estate - non-owner occupied	683,029	823	—	171	684,023
Multi-family	263,911	—	—	—	263,911
Construction and land development	297,465	64	—	519	298,048
One-to-four family residential	325,780	383	32	1,642	327,837
Municipal, consumer, and other	156,297	214	16	57	156,584
Total	$2,495,258	$1,620	$48	$2,763	$2,499,689

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present total loans by category based on their assigned risk ratings determined by management:

June 30, 2022	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$231,925	$8,813	$9,101	$—	$249,839
Agricultural and farmland	215,962	13,530	878	—	230,370
Commercial real estate - owner occupied	199,482	17,815	11,700	—	228,997
Commercial real estate - non-owner occupied	609,298	11,543	35,252	—	656,093
Multi-family	264,487	4,965	—	—	269,452
Construction and land development	329,700	332	2,009	—	332,041
One-to-four family residential	309,631	6,280	9,136	—	325,047
Municipal, consumer, and other	146,964	286	12,737	—	159,987
Total	$2,307,449	$63,564	$80,813	$—	$2,451,826

December 31, 2021	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,088	$5,114	$14,744	$—	$286,946
Agricultural and farmland	221,898	25,213	685	—	247,796
Commercial real estate - owner occupied	198,862	24,098	11,584	—	234,544
Commercial real estate - non-owner occupied	619,212	32,372	32,439	—	684,023
Multi-family	241,362	22,549	—	—	263,911
Construction and land development	268,556	27,474	2,018	—	298,048
One-to-four family residential	308,951	11,221	7,665	—	327,837
Municipal, consumer, and other	143,299	244	13,041	—	156,584
Total	$2,269,228	$148,285	$82,176	$—	$2,499,689

There were no new troubled debt restructurings during the three and six months ended June 30, 2022 or 2021.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three and six months ended June 30, 2022 or 2021. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of June 30, 2022 and December 31, 2021, the Company had $3.3 million and $3.5 million of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), along with a joint statement issued by banking regulatory agencies, provided that short-term loan payment modifications made prior to December 31, 2021 to borrowers experiencing financial hardship due to the COVID-19 pandemic generally do not need to be accounted for as a troubled debt restructuring. As of June 30, 2022, the Company had no loans that were granted a payment modification due to a COVID-19 related financial hardship which had not returned to regular payments. As of December 31, 2021, the Company had $0.2 million of loans that were granted a

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

payment modification due to a COVID-19 related financial hardship and had not returned to regular payments. Substantially all modifications were in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers have received more than one loan payment modification.

As of June 30, 2022 and December 31, 2021, the Company pledged loans totaling $570.7 million and $567.0 million, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Beginning balance	$484	$1,338	$413	$1,397
Reclassification from non-accretable difference	100	79	217	153
Accretion income	(47)	(67)	(93)	(200)
Ending balance	$537	$1,350	$537	$1,350

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $997.6 million and $1.04 billion as of June 30, 2022 and December 31, 2021, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Beginning balance	$9,723	$7,629	$7,994	$5,934
Capitalized servicing rights	136	356	307	753
Fair value adjustment:
Attributable to payments and principal reductions	(379)	(490)	(686)	(957)
Attributable to changes in valuation inputs and assumptions	609	(176)	2,474	1,589
Total fair value adjustment	230	(666)	1,788	632
Ending balance	$10,089	$7,319	$10,089	$7,319

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FORECLOSED ASSETS

Foreclosed assets activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Beginning balance	$3,043	$4,748	$3,278	$4,168
Transfers from loans	8	4,185	27	4,856
Proceeds from sales	(153)	(1,214)	(447)	(1,229)
Sales through loan origination	—	(178)	—	(178)
Net gain (loss) on sales	(7)	216	98	213
Direct write-downs	—	—	(65)	(73)
Ending balance	$2,891	$7,757	$2,891	$7,757

Gains (losses) on foreclosed assets includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Direct write-downs	$—	$—	$(65)	$(73)
Net gain (loss) on sales	(7)	216	98	213
Gains (losses) on foreclosed assets	$(7)	$216	$33	$140

The carrying value of foreclosed one-to-four family residential real estate properties held as of June 30, 2022 and December 31, 2021 was $8 thousand and $0.2 million, respectively. As of June 30, 2022, there was 1 one-to-four family residential real estate loan in the process of foreclosure totaling $0.2 million. As of December 31, 2021, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling $0.1 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEPOSITS

The Company’s deposits are summarized below:

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Noninterest-bearing deposits	$1,028,790	$1,087,659
Interest-bearing deposits:
Interest-bearing demand	1,162,292	1,105,949
Money market	581,058	583,198
Savings	654,953	633,171
Time	274,893	328,208
Total interest-bearing deposits	2,673,196	2,650,526
Total deposits	$3,701,986	$3,738,185

Money market deposits include $4.2 million of brokered deposits as of December 31, 2021. Money market deposits also include $6.9 million and $6.9 million of reciprocal transaction deposits as of June 30, 2022 and December 31, 2021, respectively. Time deposits include $1.0 million and $0.9 million of reciprocal time deposits as of June 30, 2022, and December 31, 2021, respectively.

The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $25.4 million and $59.5 million as of June 30, 2022 and December 31, 2021, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $90.5 million and $133.1 million as of June 30, 2022 and December 31, 2021, respectively.

The components of interest expense on deposits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Interest-bearing demand	$144	$127	$286	$244
Money market	110	94	231	183
Savings	52	46	102	87
Time	200	346	456	743
Total interest expense on deposits	$506	$613	$1,075	$1,257

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	June 30, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets	$17,000	$226	$—	$—
Fair value recorded in other liabilities	—	—	17,000	(680)

As of June 30, 2022, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of December 31, 2021, the Company had cash pledged and held on deposit at counterparties of $0.8 million.

The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income (loss) to income	other comprehensive income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Designated as cash flow hedges:	(dollars in thousands)
Junior subordinated debentures interest expense	(67)	(102)	(163)	(201)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swaps Not Designated as Hedging Instruments

The Company may offer interest rate swap agreements to its commercial borrowers in connection with their risk management needs. The Company manages the interest rate risk associated with these contracts by entering into an equal and offsetting derivative with a third-party financial institution. While these interest rate swap agreements generally work together as an economic interest rate hedge, the Company did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	June 30, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$36,495	$657	$112,041	$8,622
Interest rate swaps with a financial institution counterparty	74,142	3,052	3,880	75
Total fair value recorded in other assets	$110,637	$3,709	$115,921	$8,697

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$74,142	$(3,052)	$3,880	$(75)
Interest rate swaps with a financial institution counterparty	36,495	(657)	112,041	(8,622)
Total fair value recorded in other liabilities	$110,637	$(3,709)	$115,921	$(8,697)

As of June 30, 2022, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of December 31, 2021, the carrying value of debt securities pledged and held in safekeeping at a financial institution counterparty was $7.5 million.

The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$4,681	$2,874	$10,094	$10,438
Gross losses	(4,681)	(2,874)	(10,094)	(10,438)
Net gains (losses)	$—	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended June 30, 2022
Balance, March 31, 2022	$(24,794)	$(11,048)	$(258)	$(36,100)
Other comprehensive income (loss) before reclassifications	(24,151)	—	149	(24,002)
Reclassifications	—	549	67	616
Other comprehensive income (loss), before tax	(24,151)	549	216	(23,386)
Income tax expense (benefit)	(6,884)	157	61	(6,666)
Other comprehensive income (loss), after tax	(17,267)	392	155	(16,720)
Balance, June 30, 2022	$(42,061)	$(10,656)	$(103)	$(52,820)

Three Months Ended June 30, 2021
Balance, March 31, 2021	$6,971	$(3,985)	$(1,080)	$1,906
Transfer from available-for-sale to held-to-maturity	(3)	3	—	—
Other comprehensive income (loss) before reclassifications	8,800	—	(38)	8,762
Reclassifications	—	199	102	301
Other comprehensive income, before tax	8,800	199	64	9,063
Income tax expense	2,508	57	18	2,583
Other comprehensive income, after tax	6,292	142	46	6,480
Balance, June 30, 2021	$13,260	$(3,840)	$(1,034)	$8,386

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Six Months Ended June 30, 2022
Balance, December 31, 2021	$5,736	$(3,514)	$(751)	$1,471
Transfer from available-for-sale to held-to-maturity	7,664	(7,664)	—	—
Other comprehensive income (loss) before reclassifications	(77,573)	—	743	(76,830)
Reclassifications	—	730	163	893
Other comprehensive income (loss), before tax	(77,573)	730	906	(75,937)
Income tax expense (benefit)	(22,112)	208	258	(21,646)
Other comprehensive income (loss), after tax	(55,461)	522	648	(54,291)
Balance, June 30, 2022	$(42,061)	$(10,656)	$(103)	$(52,820)

Six Months Ended June 30, 2021
Balance, December 31, 2020	$19,578	$(118)	$(1,307)	$18,153
Transfer from available-for-sale to held-to-maturity	3,887	(3,887)	—	—
Other comprehensive income (loss) before reclassifications	(14,274)	—	181	(14,093)
Reclassifications	—	231	201	432
Other comprehensive income (loss), before tax	(14,274)	231	382	(13,661)
Income tax expense (benefit)	(4,069)	66	109	(3,894)
Other comprehensive income (loss), after tax	(10,205)	165	273	(9,767)
Balance, June 30, 2021	$13,260	$(3,840)	$(1,034)	$8,386

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Numerator:
Net income	$14,085	$13,717	$27,689	$28,962
Earnings allocated to participating securities	(17)	(25)	(34)	(56)
Numerator for earnings per share - basic and diluted	$14,068	$13,692	$27,655	$28,906

Denominator:
Weighted average common shares outstanding	28,891,202	27,362,579	28,938,634	27,396,557
Dilutive effect of outstanding restricted stock units	53,674	17,701	48,688	10,137
Weighted average common shares outstanding, including all dilutive potential shares	28,944,876	27,380,280	28,987,322	27,406,694

Earnings per share - Basic	$0.49	$0.50	$0.96	$1.06
Earnings per share - Diluted	$0.49	$0.50	$0.95	$1.05

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

The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Restricted stock units	$234	$148	$842	$262
Performance restricted stock units	118	33	411	48
Total awards classified as equity	352	181	1,253	310
Stock appreciation rights	7	—	(16)	130
Total stock-based compensation expense	$359	$181	$1,237	$440

In February 2022, all outstanding restricted stock unit and performance restricted stock unit agreements were modified to address treatment upon retirement. In the event of retirement, and if the retirement eligibility requirements are met, then 100% of unvested restricted stock units and performance restricted stock units will continue to vest in accordance with the originally established vesting schedule. The retirement modification resulted in the acceleration of $0.6 million of expense, although total compensation costs related to the modified agreements remained the same.

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

During the six months ended June 30, 2022 and 2021, the total grant date fair value of the restricted stock units granted was $0.9 million and $0.8 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock that vested during the six months ended June 30, 2022 and 2021 was $0.7 million and $0.3 million, respectively.

The following is a summary of restricted stock unit activity:

	Three Months Ended June 30,
	2022		2021
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	120,631	$17.98	97,122	$17.36
Granted	—	—	4,000	17.93
Vested	—	—	—	—
Forfeited	—	—	(1,525)	18.11
Ending balance	120,631	$17.98	99,597	$17.37

	Six Months Ended June 30,
	2022		2021
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	109,244	$17.27	71,000	$18.98
Granted	46,312	19.11	50,347	15.72
Vested	(34,925)	17.26	(20,225)	18.86
Forfeited	—	—	(1,525)	18.11
Ending balance	120,631	$17.98	99,597	$17.37

As of June 30, 2022, unrecognized compensation cost related to the non-vested restricted stock units was $1.4 million. This cost is expected to be recognized over the weighted average remaining service period of 1.9 years.

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

During the six months ended June 30, 2022 and 2021, the total fair value of the performance restricted stock units granted was $0.5 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date.

The following is a summary of performance restricted stock unit activity:

	Three Months Ended June 30,
	2022		2021
		Weighted		Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	62,067	$17.02	28,697	$15.53
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	62,067	$17.02	28,697	$15.53

	Six months ended June 30,
	2022		2021
		Weighted		Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	38,344	$15.72	—	$—
Granted	23,723	19.14	28,697	15.53
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	62,067	$17.02	28,697	$15.53

As of June 30, 2022, unrecognized compensation cost related to non-vested performance restricted stock units was $0.5 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.8 years.

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

The following is a summary of stock appreciation rights activity:

	Three Months Ended June 30,
	2022		2021
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	91,800	$16.32	104,040	$16.32
Granted	—	—	—	—
Exercised	—	—	(6,120)	16.32
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	91,800	$16.32	97,920	$16.32

	Six Months Ended June 30,
	2022		2021
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	97,920	$16.32	105,570	$16.32
Granted	—	—	—	—
Exercised	(6,120)	16.32	(6,120)	16.32
Expired	—	—	(1,530)	16.32
Forfeited	—	—	—	—
Ending balance	91,800	$16.32	97,920	$16.32

A further summary of stock appreciation rights as of June 30, 2022, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	91,800	79,560	6.7	years

As of June 30, 2022, unrecognized compensation cost related to non-vested stock appreciation rights was $38 thousand.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2022 and December 31, 2021, the liability recorded for outstanding stock appreciation rights was $0.5 million and $0.5 million, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	June 30, 2022	December 31, 2021
Risk-free interest rate	3.00%	1.40%
Expected volatility	35.99%	35.52%
Expected life (in years)	7.2	7.7
Expected dividend yield	3.58%	3.20%

As of June 30, 2022, the liability recorded for previously exercised stock appreciation rights was $0.5 million, which will be paid in two remaining annual installments in 2023 and 2024. As of December 31, 2021, the liability recorded for previously exercised stock appreciation rights was $0.8 million.

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

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of June 30, 2022 and December 31, 2021, the capital conservation buffer was 2.5% of risk-weighted assets.

As of June 30, 2022, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$496,810	16.76%	$237,210	8.00%	N/A	N/A
Heartland Bank and Trust Company	472,112	15.93	237,035	8.00	$296,294	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$432,720	14.59%	$177,908	6.00%	N/A	N/A
Heartland Bank and Trust Company	447,378	15.10	177,777	6.00	$237,035	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$396,138	13.36%	$133,431	4.50%	N/A	N/A
Heartland Bank and Trust Company	447,378	15.10	133,332	4.50	$192,591	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$432,720	10.05%	$172,307	4.00%	N/A	N/A
Heartland Bank and Trust Company	447,378	10.39	172,215	4.00	$215,269	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$479,320	16.88%	$227,115	8.00%	N/A	N/A
Heartland Bank and Trust Company	452,162	15.94	226,950	8.00	$283,688	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$416,068	14.66%	$170,336	6.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	170,213	6.00	$226,950	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$379,519	13.37%	$127,752	4.50%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	127,659	4.50	$184,397	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$416,068	9.84%	$169,171	4.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	10.13	169,070	4.00	$211,337	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements is summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022. There were no transfers between levels during the three and six months ended June 30, 2022 and 2021. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis:

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$159,205	$—	$—	$159,205
U.S. government agency	—	58,217	—	58,217
Municipal	—	260,541	—	260,541
Mortgage-backed:
Agency residential	—	225,042	—	225,042
Agency commercial	—	149,236	—	149,236
Corporate	—	72,465	—	72,465
Equity securities with readily determinable fair values	3,103	—	—	3,103
Mortgage servicing rights	—	—	10,089	10,089
Derivative financial assets	—	3,935	—	3,935
Derivative financial liabilities	—	3,709	—	3,709

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$108,976	$—	$—	$108,976
U.S. government agency	—	128,105	—	128,105
Municipal	—	297,077	—	297,077
Mortgage-backed:
Agency residential	—	179,466	—	179,466
Agency commercial	—	164,061	—	164,061
Corporate	—	64,483	—	64,483
Equity securities with readily determinable fair values	3,443	—	—	3,443
Mortgage servicing rights	—	—	7,994	7,994
Derivative financial assets	—	8,697	—	8,697
Derivative financial liabilities	—	9,377	—	9,377

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2021 to June 30, 2022.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment Securities

When available, the Company uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Company’s securities where quoted prices are not available for identical securities in an active market, the Company determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace. Fair values from these models are verified, where possible, against quoted market prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2; however, when prices from independent sources vary, cannot be obtained or cannot be corroborated, a security is generally classified as Level 3. The change in fair value of debt securities available-for-sale is recorded through an adjustment to the consolidated statement of comprehensive income (loss). The change in fair value of equity securities with readily determinable fair values is recorded through an adjustment to the consolidated statement of income.

Derivative Financial Instruments

Interest rate swap agreements are carried at fair value as determined by dealer valuation models. Based on the inputs used, the derivative financial instruments subjected to recurring fair value adjustments are classified as Level 2. For derivative financial instruments designated as hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statement of comprehensive income (loss). For derivative financial instruments not designated as hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statement of income.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

June 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$10,089	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 41.2% (7.9%)
			Discount rate	9.0% to 11.0% (9.1%)

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$7,994	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 88.9% (11.7%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$5,312	$—	$5,312
Collateral-dependent impaired loans	—	—	17,238	17,238
Bank premises held for sale	—	—	319	319
Foreclosed assets	—	—	2,891	2,891

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$4,942	$—	$4,942
Collateral-dependent impaired loans	—	—	22,423	22,423
Bank premises held for sale	—	—	1,452	1,452
Foreclosed assets	—	—	3,278	3,278

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

June 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$17,238	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	319	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	2,891	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$22,423	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	1,452	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,278	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	June 30, 2022		December 31, 2021
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$160,031	$160,031	$409,268	$409,268
Debt securities held-to-maturity	Level 2	548,236	510,152	336,185	336,027
Restricted stock	Level 3	2,813	2,813	2,739	2,739
Loans, net	Level 3	2,427,092	2,450,897	2,475,753	2,494,686
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	14,263	14,263	14,901	14,901

Financial liabilities:
Time deposits	Level 3	274,893	268,761	328,208	327,779
Securities sold under agreements to repurchase	Level 2	51,091	51,091	61,256	61,256
Subordinated notes	Level 3	39,356	38,854	39,316	41,602
Junior subordinated debentures	Level 3	37,747	33,787	37,714	33,640
Accrued interest payable	Level 2	974	974	1,043	1,043

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

Such commitments and conditional obligations were as follows:

	Contractual Amount
	June 30, 2022	December 31, 2021

	(dollars in thousands)
Commitments to extend credit	$656,359	$609,947
Standby letters of credit	14,485	12,960

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Contingencies

In the normal course of business, the Company, or its subsidiaries, are involved in various legal proceedings. In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

DeBaere, et al v. Heartland Bank and Trust Company

The Bank is a defendant in a purported class action lawsuit filed in June 2020, in the Circuit Court of Cook County, Illinois, DeBaere, et al v. Heartland Bank and Trust Company. The plaintiff, a customer of the Bank, alleges that the Bank breached its contract with the plaintiff by (1) charging multiple insufficient funds fees or overdraft fees on a single customer-initiated transaction, and (2) charging overdraft fees for transactions that were authorized on a positive account balance, but when settled, settled into a negative balance.

The Bank intends to vigorously defend the lawsuit. The Company does not believe a loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, consistent with the authoritative guidance in the evaluation of contingencies, an accrual related to this matter has not been recorded. However, an unfavorable outcome is reasonably possible, and the Company would not characterize the chance of any loss as “remote.” Given the early stage of this case, the Company cannot yet offer an opinion on the estimated range of any possible loss, in the event of an unfavorable opinion.

Miller, et al v. State Bank of Lincoln and Heartland Bank and Trust Company

The Bank is a defendant in a purported class action lawsuit filed in May 2020, in the Circuit Court of Logan County, Illinois, Miller, et al v. State Bank of Lincoln and the Bank. The plaintiff, a customer of State Bank of Lincoln, which previously merged with the Bank, alleges that the Bank breached its contract with the plaintiff by charging multiple insufficient funds fees or overdraft fees on a single customer-initiated transaction.

The Bank intends to vigorously defend the lawsuit. The Company does not believe a loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, consistent with the authoritative guidance in the evaluation of contingencies, an accrual related to this matter has not been recorded. However, an unfavorable outcome is reasonably possible, and the Company would not characterize the chance of any loss as “remote.” Given the early stage of this case, the Company cannot yet offer an opinion on the estimated range of any possible loss, in the event of an unfavorable opinion.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.

The following is management’s discussion and analysis of the financial condition as of June 30, 2022 (unaudited), as compared with December 31, 2021, and the results of operations for the three and six months ended June 30, 2022 and 2021 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022. Results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of results to be attained for any other period.

OVERVIEW

HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of business, commercial, wealth management, and retail banking products and services to businesses, families, and local governments throughout Central and Northeastern Illinois and Eastern Iowa. As of June 30, 2022, the Company had total assets of $4.2 billion, loans held for investment of $2.5 billion, and total deposits of $3.7 billion.

Market Area

We currently operate 61 branch locations. We hold a leading deposit share in many of our Central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region.

	June 30, 2022	December 31, 2021

Total loans	(dollars in thousands)
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$482,857	$527,161
Champaign-Urbana	207,188	191,646
Chicago	1,201,306	1,196,605
Lincoln	80,252	87,153
Ottawa-Peru	92,547	101,117
Peoria	121,539	123,143
Total Illinois	2,185,689	2,226,825
Iowa	266,137	272,864
Total loans	$2,451,826	$2,499,689

Total deposits
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$862,265	$887,587
Champaign-Urbana	210,429	203,899
Chicago	1,262,718	1,237,486
Lincoln	204,439	203,098
Ottawa-Peru	401,417	407,156
Peoria	606,973	610,155
Total Illinois	3,548,241	3,549,381
Iowa	153,745	188,804
Total deposits	$3,701,986	$3,738,185

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

The Company did not incur expenses related to the acquisition of NXT during the three and six months ended June 30, 2022. The Company incurred the following pre-tax acquisition expenses related to the acquisition of NXT during the second quarter of 2021 (dollars in thousands):

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

The Company incurred the following pre-tax branch closure expenses during the second quarter of 2021 (dollars in thousands):

NONINTEREST INCOME
Gains (losses) on other assets	$(34)

NONINTEREST EXPENSE
Salaries	58
Marketing and customer relations	5
Legal fees and other noninterest expense	7
Total noninterest expense	70
Total branch closure costs	$104

Paycheck Protection Program Loans

During 2021 and 2020, we funded a total of $290.1 million of Paycheck Protection Program (“PPP”) loans. The vast majority of those loans have received full forgiveness, and we continue to process forgiveness applications.

As of June 30, 2022, PPP loans totaled $2.8 million, net of $0.1 million of net deferred origination fees remaining to be recognized as loan interest income. Recognition of net deferred origination fees is accelerated upon loan forgiveness or repayment prior to contractual maturity. Net deferred origination fees on PPP loans recognized as taxable loan interest income totaled $0.6 million and $2.4 million during the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $4.6 million during the six months ended June 30, 2022 and 2021, respectively.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Economic Conditions

The Company's business and financial performance are affected by economic conditions generally in the U.S. and more directly in the Illinois and Iowa markets where we primarily operate. The significant economic factors that are most relevant to our business and our financial performance include the general economic conditions in the U.S. and in the Company's markets (including the effect of inflationary pressures), unemployment rates, real estate markets, and interest rates.

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

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands, except per share amounts)
Consolidated Statement of Income Information
Total interest and dividend income	$35,757	$31,147	$69,092	$61,753
Total interest expense	1,384	1,447	2,791	2,924
Net interest income	34,373	29,700	66,301	58,829
Provision for loan losses	145	(2,162)	(439)	(5,567)
Net interest income after provision for loan losses	34,228	31,862	66,740	64,396
Total noninterest income	8,551	8,774	18,594	19,582
Total noninterest expense	23,842	22,154	47,999	44,698
Income before income tax expense	18,937	18,482	37,335	39,280
Income tax expense	4,852	4,765	9,646	10,318
Net income	$14,085	$13,717	$27,689	$28,962

Adjusted net income (1)	$13,836	14,168	$26,063	$28,201

Net interest income (tax-equivalent basis) (1) (2)	$34,971	$30,203	$67,428	$59,835

Share and Per Share Information
Earnings per share - Diluted	$0.49	$0.50	$0.95	$1.05
Adjusted earnings per share - Diluted (1)	0.48	0.52	0.90	1.03

Weighted average shares of common stock outstanding	28,891,202	27,362,579	28,938,634	27,396,557

Summary Ratios
Net interest margin *	3.34%	3.14%	3.21%	3.19%
Net interest margin (tax-equivalent basis) * (1) (2)	3.39	3.19	3.26	3.25
Yield on loans *	4.64	4.63	4.54	4.60
Yield on interest-earning assets *	3.47	3.29	3.34	3.35
Cost of interest-bearing liabilities *	0.20	0.23	0.20	0.24
Cost of total deposits *	0.05	0.07	0.06	0.08

Efficiency ratio	54.97%	56.91%	55.96%	56.31%
Efficiency ratio (tax-equivalent basis) (1) (2)	54.22	56.18	55.23	55.59

Return on average assets *	1.32%	1.40%	1.29%	1.52%
Return on average stockholders' equity *	14.92	15.07	14.23	16.03
Return on average tangible common equity * (1)	16.25	16.22	15.45	17.27

Adjusted return on average assets * (1)	1.29%	1.45%	1.22%	1.48%
Adjusted return on average stockholders' equity * (1)	14.66	15.56	13.40	15.61
Adjusted return on average tangible common equity * (1)	15.96	16.76	14.55	16.81

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

For the three months ended June 30, 2022, net income was $14.1 million increasing by $0.4 million, or 2.7%, when compared to net income for the three months ended June 30, 2021. Notable changes include the following:

●	A $4.7 million increase in net interest income, primarily attributable to higher average balances of interest-earning assets following the NXT acquisition in the fourth quarter of 2021 and an increased interest-earning asset yield primarily due to a more favorable asset mix;
●	A provision for loan losses of $0.1 million was recognized during the three months ended June 30, 2022, compared to a negative provision for loan losses of $2.2 million during the three months ended June 30, 2021;
●	A $1.7 million increase in noninterest expense, primarily reflecting a higher base level of noninterest expense following the NXT acquisition; and
●	A $1.2 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity due to increases in interest rates.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

For the six months ended June 30, 2022, net income was $27.7 million decreasing by $1.3 million, or 4.4%, when compared to net income for the six months ended June 30, 2021. Notable changes include the following:

●	A $7.5 million increase in net interest income, primarily attributable to higher average balances of interest-earning assets following the NXT acquisition in the fourth quarter of 2021;
●	A negative provision for loan losses of $0.4 million was recognized during the six months ended June 30, 2022, compared to a negative provision for loan losses of $5.6 million during the six months ended June 30, 2021;
●	A $2.7 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity due to increases in interest rates; and
●	A $3.3 million increase in noninterest expense, primarily reflecting a higher base level of noninterest expense following the NXT acquisition.

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

The following tables set forth average balances, average yields and costs, and certain other information for the three and six months ended June 30, 2022 and 2021. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	June 30, 2022			June 30, 2021
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,467,851	$28,522	4.64%	$2,234,388	$25,818	4.63%
Securities	1,422,096	6,801	1.92	1,121,104	5,202	1.86
Deposits with banks	240,692	420	0.70	438,001	115	0.11
Other	2,809	14	2.07	2,726	12	1.83
Total interest-earning assets	4,133,448	$35,757	3.47%	3,796,219	$31,147	3.29%
Allowance for loan losses	(24,579)			(28,939)
Noninterest-earning assets	177,433			156,559
Total assets	$4,286,302			$3,923,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,159,077	$144	0.05%	$1,019,488	$127	0.05%
Money market	582,016	110	0.08	502,448	94	0.08
Savings	661,661	52	0.03	601,615	46	0.03
Time	284,880	200	0.28	290,865	346	0.48
Total interest-bearing deposits	2,687,634	506	0.08	2,414,416	613	0.10
Securities sold under agreements to repurchase	51,057	8	0.07	47,170	8	0.07
Borrowings	440	1	1.34	440	—	0.39
Subordinated notes	39,346	469	4.79	39,265	469	4.80
Junior subordinated debentures issued to capital trusts	37,738	400	4.26	37,671	357	3.80
Total interest-bearing liabilities	2,816,215	$1,384	0.20%	2,538,962	$1,447	0.23%
Noninterest-bearing deposits	1,072,883			992,699
Noninterest-bearing liabilities	18,673			26,988
Total liabilities	3,907,771			3,558,649
Stockholders' Equity	378,531			365,190
Total liabilities and stockholders’ equity	$4,286,302			$3,923,839

Net interest income/Net interest margin (1)		$34,373	3.34%		$29,700	3.14%
Tax-equivalent adjustment (2)		598	0.05		503	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$34,971	3.39%		$30,203	3.19%
Net interest rate spread (4)			3.27%			3.06%
Net interest-earning assets (5)	$1,317,233			$1,257,257
Ratio of interest-earning assets to interest-bearing liabilities	1.47			1.50
Cost of total deposits			0.05%			0.07%

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,487,320	$55,990	4.54%	$2,259,136	$51,562	4.60%
Securities	1,372,284	12,490	1.84	1,063,312	9,971	1.89
Deposits with banks	305,053	579	0.38	392,213	195	0.10
Other	2,775	33	2.43	2,612	25	1.93
Total interest-earning assets	4,167,432	$69,092	3.34%	3,717,273	$61,753	3.35%
Allowance for loan losses	(24,340)			(30,390)
Noninterest-earning assets	171,624			156,093
Total assets	$4,314,716			$3,842,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,151,495	$286	0.05%	$1,008,664	$244	0.05%
Money market	590,098	231	0.08	492,472	183	0.07
Savings	655,645	102	0.03	571,921	87	0.03
Time	297,706	456	0.31	292,509	743	0.51
Total interest-bearing deposits	2,694,944	1,075	0.08	2,365,566	1,257	0.11
Securities sold under agreements to repurchase	52,050	17	0.07	46,761	15	0.06
Borrowings	470	2	1.01	470	1	0.42
Subordinated notes	39,335	939	4.82	39,255	939	4.83
Junior subordinated debentures issued to capital trusts	37,730	758	4.05	37,663	712	3.81
Total interest-bearing liabilities	2,824,529	$2,791	0.20%	2,489,715	$2,924	0.24%
Noninterest-bearing deposits	1,075,387			956,806
Noninterest-bearing liabilities	22,466			32,077
Total liabilities	3,922,382			3,478,598
Stockholders' Equity	392,334			364,378
Total liabilities and stockholders’ equity	$4,314,716			3,842,976

Net interest income/Net interest margin (1)		$66,301	3.21%		$58,829	3.19%
Tax-equivalent adjustment (2)		1,127	0.05		1,006	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$67,428	3.26%		$59,835	3.25%
Net interest rate spread (4)			3.14%			3.11%
Net interest-earning assets (5)	$1,342,903			$1,227,558
Ratio of interest-earning assets to interest-bearing liabilities	1.48			1.49
Cost of total deposits			0.06%			0.08%

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income, which includes contractual interest on loans, loan fees, and accretion of acquired loan discounts.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
		Yield		Yield		Yield		Yield
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$26,433	4.31%	$22,089	3.96%	$51,887	4.21%	$44,772	3.99%
Loan fees (excluding PPP loans)	1,124	0.18	1,202	0.22	2,279	0.18	1,978	0.18
PPP loan fees	642	0.10	2,361	0.42	1,381	0.11	4,587	0.41
Accretion of acquired loan discounts	323	0.05	166	0.03	443	0.04	225	0.02
Total loan interest income	$28,522	4.64%	$25,818	4.63%	$55,990	4.54%	$51,562	4.60%

*       Annualized measure.

The following table sets forth the components of net interest income. Total interest income consists of contractual interest on loans, contractual interest on securities, contractual interest on interest-bearing deposits in banks, loan fees, accretion of acquired loan discounts, net securities amortization, and other interest and dividend income. Total interest expense consists of contractual interest on deposits, contractual interest on other interest-bearing liabilities and other interest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
		Net Interest		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin		Margin
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$26,433	2.57%	$22,089	2.33%	$51,887	2.51%	$44,772	2.43%
Contractual interest on securities	8,647	0.84	7,023	0.74	16,099	0.78	13,524	0.73
Contractual interest on deposits with banks	420	0.04	115	0.01	579	0.03	195	0.01
Loan fees (excluding PPP loans)	1,124	0.11	1,202	0.13	2,279	0.11	1,978	0.11
PPP loan fees	642	0.06	2,361	0.25	1,381	0.07	4,587	0.25
Accretion of acquired loan discounts	323	0.03	166	0.02	443	0.02	225	0.01
Securities amortization, net	(1,846)	(0.18)	(1,821)	(0.19)	(3,609)	(0.18)	(3,553)	(0.19)
Other	14	—	12	—	33	—	25	—
Total interest income	35,757	3.47	31,147	3.29	69,092	3.34	61,753	3.35

Interest expense:
Contractual interest on deposits	552	0.05	610	0.07	1,193	0.05	1,251	0.07
Contractual interest on other interest-bearing liabilities	777	0.07	696	0.07	1,482	0.07	1,394	0.07
Other	55	0.01	141	0.01	116	0.01	279	0.02
Total interest expense	1,384	0.13	1,447	0.15	2,791	0.13	2,924	0.16
Net interest income	34,373	3.34	29,700	3.14	66,301	3.21	58,829	3.19
Tax equivalent adjustment (1)	598	0.05	503	0.05	1,127	0.05	1,006	0.06
Net interest income (tax equivalent) (1) (2)	$34,971	3.39%	$30,203	3.19%	$67,428	3.26%	$59,835	3.25%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Rate/Volume Analysis

The following table sets forth the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate), and changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both volume and rate that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	vs.			vs.
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$2,698	$6	$2,704	$5,145	$(717)	$4,428
Securities	1,435	164	1,599	2,820	(301)	2,519
Deposits with banks	(74)	379	305	(52)	436	384
Other	—	2	2	2	6	8
Total interest-earning assets	4,059	551	4,610	7,915	(576)	7,339

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	17	—	17	35	7	42
Money market	15	1	16	38	10	48
Savings	6	—	6	14	1	15
Time	(7)	(139)	(146)	13	(300)	(287)
Total interest-bearing deposits	31	(138)	(107)	100	(282)	(182)
Securities sold under agreements to repurchase	—	—	—	2	—	2
Borrowings	—	1	1	—	1	1
Subordinated notes	1	(1)	—	2	(2)	—
Junior subordinated debentures issued to capital trusts	1	42	43	1	45	46
Total interest-bearing liabilities	33	(96)	(63)	105	(238)	(133)
Change in net interest income	$4,026	$647	$4,673	$7,810	$(338)	$7,472

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Net interest income for the three months ended June 30, 2022, was $34.4 million, increasing $4.7 million, or 15.7%, from the three months ended June 30, 2021. The increase is primarily attributable to higher average balances of interest-earnings assets following the NXT acquisition and an increased interest-earning asset yield primarily due to a more favorable asset mix. These higher average balances, as well as higher yields on interest-earning assets driven by recent increases in benchmark interest rates, more than offset a $1.7 million decrease in PPP loan fees recognized as loan interest income.

Net interest margin increased to 3.34% for the three months ended June 30, 2022 compared to 3.14% for the three months ended June 30, 2021. The increase was primarily attributable to a more favorable mix of interest-earnings assets. Additionally, the contribution of PPP loan fees to net interest margin decreased to 6 basis points during the three months ended June 30, 2022 from 25 basis points during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Net interest income for the six months ended June 30, 2022, was $66.3 million, increasing $7.5 million, or 12.7%, from the six months ended June 30, 2021. The increase is primarily attributable to higher average balances of interest-earning assets following the NXT acquisition. These higher average balances more than offset a $3.2 million decrease in PPP loan fees recognized as loan interest income.

Net interest margin increased slightly to 3.21% for the six months ended June 30, 2022 compared to 3.19% for the six months ended June 30, 2021. The contribution of PPP loans to net interest margin decreased to 7 basis points during the six months ended June 30, 2022 from 25 basis points during the six months ended June 30, 2021. This decrease was more than offset by an increase in contractual interest on loans, driven by recent increases in benchmark interest rates.

The quarterly net interest margins were as follows:

	2022	2021
Three months ended:
March 31	3.08%	3.25%
June 30	3.34	3.14
September 30	—	3.18
December 31	—	3.17

In March 2020, the Federal Open Markets Committee (“FOMC”), in response to the economic downturn caused by the COVID-19 pandemic, lowered the target range for the federal funds rate to 0% to 0.25% and announced the FRB would substantially increase its Treasury and agency mortgage-backed securities holdings. This resulted in a historically low interest rate environment which lasted through the rest of 2020 and into 2021, putting downward pressure on our net interest margin.

In 2021, the FOMC began to taper the pace of its security purchases, and, in March 2022, the FOMC raised the target range for the federal funds rate. Since March 2022, the FOMC has raised the target range for the federal funds rate three additional times, set the target range for the federal funds rate to 2.25% to 2.50% at the July 2022 meeting, and indicated that the FRB will continue reducing its security holdings. Additionally, the FOMC indicated that it anticipates that ongoing increases in the target range will be appropriate, although this stance may be adjusted if risks emerge that impede the FRB’s dual mandate of maximum employment and price stability.

As a result of these developments, interest rates have risen which we expect will lead to improvements in our net interest margin. In general, we believe that increases in market interest rates will lead to improved net interest margins while decreases in market interest rates will result in lower net interest margins. Additionally, deposit costs are expected to increase in the second half of 2022, but should be more than offset by continued increases in earning asset yields resulting from higher rates.

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

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

The Company recorded a provision for loan losses of $0.1 million during the three months ended June 30, 2022, compared to a negative provision for loan losses of $2.2 million during the three months ended June 30, 2021. The provision during the three months ended June 30, 2022 was primarily due to changes in qualitative factors, resulting in a $0.4 million increase in required reserve, reflecting a slight deterioration in the economic environment since the first quarter of 2022 such as emerging concerns regarding inflation adversely affecting the buying power of households and a slowing housing market. Mostly offsetting the change in qualitative factors was a $0.2 million decrease in specific reserves on loans individually evaluated for impairment, and a $0.1 million net recovery.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

The Company recorded a negative provision for loan losses of $0.4 million during the six months ended June 30, 2022, compared to a negative provision for loan losses of $5.6 million during the six months ended June 30, 2021. The negative provision during the six months ended June 30, 2022 was primarily due to net recoveries of $1.2 million during this period. This was partially offset by a $0.8 million increase in required reserves, reflecting a $1.5 million increase in specific reserves on loans individually evaluated for impairment and improvements in qualitative factors, relative to December 31, 2021, which resulted in a $0.7 million decrease in required reserves.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change

	(dollars in thousands)
Card income	$2,714	$2,449	$265	$5,118	$4,707	$411
Wealth management fees	2,322	2,005	317	4,611	3,977	634
Service charges on deposit accounts	1,792	1,390	402	3,444	2,687	757
Mortgage servicing	661	711	(50)	1,319	1,396	(77)
Mortgage servicing rights fair value adjustment	366	(310)	676	2,095	1,385	710
Gains on sale of mortgage loans	326	1,562	(1,236)	913	3,662	(2,749)
Unrealized gains (losses) on equity securities	(153)	6	(159)	(340)	46	(386)
Gains (losses) on foreclosed assets	(7)	216	(223)	33	140	(107)
Gains (losses) on other assets	(43)	(48)	5	150	(47)	197
Income on bank owned life insurance	41	—	41	81	—	81
Other noninterest income	532	793	(261)	1,170	1,629	(459)
Total noninterest income	$8,551	$8,774	$(223)	$18,594	$19,582	$(988)

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Total noninterest income for the three months ended June 30, 2022, was $8.6 million, a decrease of $0.2 million, or 2.5%, from the three months ended June 30, 2021. Notable changes in noninterest income include the following:

●	A $1.2 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity due to recent interest rate increases. A lower level of mortgage refinancing activity is anticipated during the remainder of 2022 and is expected to result in lower gains on sale of mortgage loans relative to 2021;
●	A $0.7 million increase in the mortgage servicing rights fair value adjustment, primarily resulting from slower mortgage prepayment speed assumptions;
●	A $0.4 million increase in service charges on deposit accounts;
●	A $0.3 million increase in wealth management fees, reflecting a $0.2 million increase in farm management fees primarily due to increased commodity prices relative to 2021, and a $0.1 million increase in farm real estate brokerage fees. Additionally, a decline in assets under management resulting from market performance since 2021 is expected to result in lower wealth management revenue during the remainder of 2022; and
●	A $0.3 million increase in card income primarily due to increased debit and credit card transaction volume.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Total noninterest income for the six months ended June 30, 2022, was $18.6 million, a decrease of $1.0 million, or 5.0%, from the six months ended June 30, 2021. Notable changes in noninterest income include the following:

●	A $2.7 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity, due to recent interest rate increases. A lower level of mortgage refinancing activity is anticipated during the remainder of 2022 and is expected to result in lower gains on sale of mortgage loans relative to 2021;
●	A $0.7 million increase in the mortgage servicing rights fair value adjustment, primarily resulting from slower mortgage prepayment speed assumptions;
●	A $0.8 million increase in service charges on deposit accounts;
●	A $0.6 million increase in wealth management fees, reflecting a $0.3 million increase in farm management fees, primarily due to increased commodity prices relative to 2021, and a $0.3 million increase in farm real estate brokerage fees. Additionally, a decline in assets under management resulting from market performance since 2021 is expected to result in lower wealth management revenue during the remainder of 2022;
●	A $0.5 million decrease in other noninterest income, primarily resulting from a $0.4 million decrease in loan fees collected on loans due to a lower level of mortgage refinancing activity; and
●	A $0.4 million increase in card income primarily due to increased debit and credit card transaction volume.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change

	(dollars in thousands)
Salaries	$12,936	$12,173	$763	$25,737	$24,651	$1,086
Employee benefits	1,984	1,409	575	4,428	3,094	1,334
Occupancy of bank premises	1,741	1,463	278	3,801	3,401	400
Furniture and equipment	623	603	20	1,175	1,226	(51)
Data processing	1,990	1,721	269	3,643	3,409	234
Marketing and customer relations	1,205	843	362	2,056	1,408	648
Amortization of intangible assets	245	258	(13)	490	547	(57)
FDIC insurance	298	244	54	586	484	102
Loan collection and servicing	278	333	(55)	435	698	(263)
Foreclosed assets	31	319	(288)	163	462	(299)
Other noninterest expense	2,511	2,788	(277)	5,485	5,318	167
Total noninterest expense	$23,842	$22,154	$1,688	$47,999	$44,698	$3,301

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Total noninterest expense for the three months ended June 30, 2022, was $23.8 million, an increase of $1.7 million, or 7.6%, from the three months ended June 30, 2021. Notable changes in noninterest expense include the following:

●	Following the NXT acquisition on October 1, 2021, there was a higher base level of noninterest expense, primarily related to personnel costs and branch operations;
●	A $0.4 million increase in marketing expense, primarily due to variations in timing of marketing campaigns as well as a slightly higher marketing budget relative to 2021;
●	A $0.3 million decrease in foreclosed asset expense, primarily due to fewer properties held in 2022 relative to 2021; and
●	A $0.3 million decrease in other noninterest expense, primarily due to the absence of $0.2 million of legal and professional fees related to the NXT acquisition which were present in the 2021 results.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Total noninterest expense for the six months ended June 30, 2022, was $48.0 million, an increase of $3.3 million, or 7.4%, from the six months ended June 30, 2021. Notable changes in noninterest expense include the following:

●	Following the NXT acquisition on October 1, 2021, there was a higher base level of noninterest expense, primarily related to personnel costs and branch operations;
●	The $1.3 million increase in employee benefits expenses also included accelerated recognition of $0.6 million of stock compensation expense during February 2022 as a result of a modification to all outstanding restricted stock unit and performance restricted stock unit agreements to address treatment upon retirement. Total compensation costs related to the modified agreements remains the same;
●	A $0.7 million increase in marketing expense, primarily due to variations in timing of marketing campaigns as well as a slightly higher marketing budget relative to 2021; and
●	A $0.3 million decrease in foreclosed asset expense, primarily due to fewer properties held in 2022 relative to 2021.

Income Taxes

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

We recorded income tax expense of $4.9 million, or 25.6% effective tax rate, during the three months ended June 30, 2022, compared to $4.8 million, or 25.8% effective tax rate, during the three months ended June 30, 2021. The slight decrease in effective tax rate was primarily due to lower overall state income taxes.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

We recorded income tax expense of $9.6 million, or 25.8% effective tax rate, during the six months ended June 30, 2022, compared to $10.3 million, or 26.3% effective tax rate, during the six months ended June 30, 2021. The slight decrease in effective tax rate was primarily due to lower overall state income taxes.

FINANCIAL CONDITION

	June 30,	December 31,
	2022	2021	$ Change	% Change

Consolidated Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$160,031	$409,268	$(249,237)	(60.9)%
Debt securities available-for-sale, at fair value	924,706	942,168	(17,462)	(1.9)
Debt securities held-to-maturity	548,236	336,185	212,051	63.1
Loans held for sale	5,312	4,942	370	7.5

Loans, before allowance for loan losses	2,451,826	2,499,689	(47,863)	(1.9)
Less: allowance for loan losses	24,734	23,936	798	3.3
Loans, net of allowance for loan losses	2,427,092	2,475,753	(48,661)	(2.0)

Goodwill	29,322	29,322	—	—
Core deposit intangible assets, net	1,453	1,943	(490)	(25.2)
Other assets	127,826	114,673	13,153	11.5
Total assets	$4,223,978	$4,314,254	$(90,276)	(2.1)%

Total deposits	$3,701,986	$3,738,185	$(36,199)	(1.0)%
Securities sold under agreements to repurchase	51,091	61,256	(10,165)	(16.6)
Subordinated notes	39,356	39,316	40	0.1
Junior subordinated debentures	37,747	37,714	33	0.1
Other liabilities	19,989	25,902	(5,913)	(22.8)
Total liabilities	3,850,169	3,902,373	(52,204)	(1.3)
Total stockholders' equity	373,809	411,881	(38,072)	(9.2)
Total liabilities and stockholders' equity	$4,223,978	$4,314,254	$(90,276)	(2.1)%

Tangible assets (1)	$4,193,203	$4,282,989	$(89,786)	(2.1)%
Tangible common equity (1)	343,034	380,616	(37,582)	(9.9)

Core deposits (1)	$3,676,617	$3,674,435	$2,182	0.1%

Share and Per Share Information
Book value per share	$12.97	$14.21
Tangible book value per share (1)	11.90	13.13

Shares of common stock outstanding	28,831,197	28,986,061

Balance Sheet Ratios
Loan to deposit ratio	66.23%	66.87%
Core deposits to total deposits (1)	99.31	98.29
Stockholders' equity to total assets	8.85	9.55
Tangible common equity to tangible assets (1)	8.18	8.89
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Total assets were $4.22 billion at June 30, 2022, a decrease of $90.3 million, or 2.1%, from December 31, 2021. Notable changes in our consolidated balance sheet include the following:

●	Excess liquidity, including excess cash held at December 31, 2021, was reinvested into debt securities which increased by $194.6 million;
●	Loans decreased by $47.9 million, which includes a $26.7 million decrease due to the ongoing forgiveness of PPP loans;
●	Total deposits decreased by $36.2 million, primarily due to lower balances maintained in retail and business accounts, partially offset by a seasonal increase in public fund accounts as a result of real estate tax collections in the second quarter of 2022; and
●	Increases in market interest rates since December 31, 2021 drove a decrease in fair value of debt securities resulting in $77.6 million of unrealized losses in the available-for-sale portfolio and substantially contributing to a total decrease of $54.3 million in accumulated other comprehensive income (loss).

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	June 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$249,839	10.2%	$286,946	11.5%
Agricultural and farmland	230,370	9.4	247,796	9.9
Commercial real estate - owner occupied	228,997	9.3	234,544	9.4
Commercial real estate - non-owner occupied	656,093	26.8	684,023	27.4
Multi-family	269,452	11.0	263,911	10.5
Construction and land development	332,041	13.5	298,048	11.9
One-to-four family residential	325,047	13.3	327,837	13.1
Municipal, consumer, and other	159,987	6.5	156,584	6.3
Loans, before allowance for loan losses	2,451,826	100.0%	2,499,689	100.0%
Allowance for loan losses	(24,734)		(23,936)
Loans, net of allowance for loan losses	$2,427,092		$2,475,753

PPP loans (included above)
Commercial and industrial	$2,823	0.1%	$28,404	1.1%
Agricultural and farmland	9	—	913	0.1
Municipal, consumer, and other	—	—	171	—
Total PPP loans	$2,832	0.1%	$29,488	1.2%

Loans, before allowance for loan losses were $2.45 billion at June 30, 2022, a decrease of $47.9 million, or 1.9%, from December 31, 2021, primarily due to the ongoing forgiveness of PPP loans which decreased by $26.7 million. Additionally, new loan production was impacted by seasonally lighter demand in the first quarter of 2022, project delays due to higher materials costs and interest rates, and an increasingly competitive loan pricing environment in our markets.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
June 30, 2022	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$160,468	$69,566	$19,805	$—	$249,839
Agricultural and farmland	90,820	94,507	42,242	2,801	230,370
Commercial real estate - owner occupied	18,723	141,283	65,256	3,735	228,997
Commercial real estate - non-owner occupied	77,032	408,702	169,831	528	656,093
Multi-family	23,434	171,746	74,272	—	269,452
Construction and land development	176,270	143,995	11,478	298	332,041
One-to-four family residential	73,121	112,475	81,550	57,901	325,047
Municipal, consumer, and other	49,817	17,229	71,876	21,065	159,987
Total	$669,685	$1,159,503	$536,310	$86,328	$2,451,826

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
June 30, 2022	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$8,056	$22	$8,078	$81,293	$89,371
Agricultural and farmland	7,643	5,788	13,431	126,119	139,550
Commercial real estate - owner occupied	29,517	19,467	48,984	161,290	210,274
Commercial real estate - non-owner occupied	67,933	20,931	88,864	490,197	579,061
Multi-family	26,370	30	26,400	219,618	246,018
Construction and land development	81,035	75	81,110	74,661	155,771
One-to-four family residential	67,059	21,493	88,552	163,374	251,926
Municipal, consumer, and other	31,544	11,987	43,531	66,639	110,170
Total	$319,157	$79,793	$398,950	$1,383,191	$1,782,141

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

The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	June 30, 2022	December 31, 2021

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$3,248	$2,763
Past due 90 days or more, still accruing (1)	182	16
Total nonperforming loans	3,430	2,779
Foreclosed assets	2,891	3,278
Total nonperforming assets	$6,321	$6,057

Allowance for loan losses	$24,734	$23,936
Loans, before allowance for loan losses	2,451,826	2,499,689

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	1.01%	0.96%
Allowance for loan losses to nonaccrual loans	761.51	866.30
Allowance for loan losses to nonperforming loans	721.11	861.32
Nonaccrual loans to loans, before allowance for loan losses	0.13	0.11
Nonperforming loans to loans, before allowance for loan losses	0.14	0.11
Nonperforming assets to total assets	0.15	0.14
Nonperforming assets to loans, before allowance for loan losses, and foreclosed assets	0.26	0.24
(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $23 thousand and $32 thousand as of June 30, 2022, and December 31, 2021, respectively.

Total nonperforming assets were $6.3 million at June 30, 2022, increasing slightly since December 31, 2021. Our level of nonperforming assets has remained low in recent years, representing only 0.15% and 0.14% of total assets as of June 30, 2022 and December 31, 2021, respectively. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of nonperforming assets, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to these lower levels.

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

The following table presents TDRs by loan category.

	June 30, 2022			December 31, 2021
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total

	(dollars in thousands)
Commercial and industrial	$167	$—	$167	$203	$—	$203
Commercial real estate - owner occupied	1,595	—	1,595	1,671	—	1,671
Commercial real estate - non-owner occupied	1,238	—	1,238	1,278	—	1,278
One-to-four family residential	344	—	344	360	—	360
Total troubled debt restructurings	$3,344	$—	$3,344	$3,512	$—	$3,512

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

As of June 30, 2022 and December 31, 2021, our risk classifications of loans were as follows:

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Pass	$2,307,449	$2,269,228
Pass-watch	63,564	148,285
Substandard	80,813	82,176
Doubtful	—	—
Total	$2,451,826	$2,499,689

Pass-watch loans decreased $84.7 million, or 57.1% and substandard loans decreased $1.4 million, or 1.7%, from December 31, 2021 to June 30, 2022. This overall improvement was primarily driven by better economic conditions, relative to 2021, which resulted in both risk rating upgrades and paydowns.

Net Charge-offs and Recoveries

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for loan losses, by loan category.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$(40)	$281	$(744)	$(12)
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	—	—	(100)	—
Commercial real estate - non-owner occupied	(5)	(6)	(270)	(13)
Multi-family	—	—	—	—
Construction and land development	—	(179)	—	(269)
One-to-four family residential	(62)	8	(214)	38
Municipal, consumer, and other	26	(14)	91	20
Total	$(81)	$90	$(1,237)	$(236)

Average loans, before allowance for loan losses
Commercial and industrial	$274,696	$383,383	$290,496	$401,174
Agricultural and farmland	230,755	229,253	231,486	220,837
Commercial real estate - owner occupied	223,757	202,252	224,257	205,145
Commercial real estate - non-owner occupied	682,317	538,888	693,092	545,942
Multi-family	251,840	220,691	249,319	226,564
Construction and land development	324,806	210,745	320,033	213,559
One-to-four family residential	327,191	308,808	328,671	312,593
Municipal, consumer, and other	152,489	140,368	149,966	133,322
Total	$2,467,851	$2,234,388	$2,487,320	$2,259,136

Net charge-offs (recoveries) to average loans, before allowance for loan losses *
Commercial and industrial	(0.06)%	0.29%	(0.52)%	(0.01)%
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	—	—	(0.09)	—
Commercial real estate - non-owner occupied	—	—	(0.08)	—
Multi-family	—	—	—	—
Construction and land development	—	(0.34)	—	(0.25)
One-to-four family residential	(0.08)	0.01	(0.13)	0.02
Municipal, consumer, and other	0.07	(0.04)	0.12	0.03
Total	(0.01)%	0.02%	(0.10)%	(0.02)%

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

Securities

The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of June 30, 2022, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	June 30, 2022
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. government agency	$3,039	0.17%	$—	—%	$3,039	0.17%
Municipal	5,973	2.85	2,140	3.63	8,113	3.05
Mortgage-backed:
Agency residential	256	1.99	—	—	256	1.99
Agency commercial	5,135	2.31	—	—	5,135	2.31
Corporate	20,508	2.87	—	—	20,508	2.87
Total	$34,911	2.54%	$2,140	3.63%	$37,051	2.61%

Due after 1 year through 5 years
U.S. Treasury	$110,241	1.34%	$—	—%	$110,241	1.34%
U.S. government agency	26,853	2.41	10,000	2.18	36,853	2.35
Municipal	55,602	2.20	16,318	3.29	71,920	2.45
Mortgage-backed:
Agency residential	12,782	2.35	8,415	1.62	21,197	2.06
Agency commercial	37,719	2.27	8,280	2.72	45,999	2.35
Corporate	16,876	4.29	—	—	16,876	4.29
Total	$260,073	2.01%	$43,013	2.59%	$303,086	2.09%

Due after 5 years through 10 years
U.S. Treasury	$59,689	1.46%	$—	—%	$59,689	1.46%
U.S. government agency	30,481	2.32	57,626	2.45	88,107	2.41
Municipal	147,175	1.75	19,805	3.34	166,980	1.94
Mortgage-backed:
Agency residential	85,685	2.10	4,138	3.51	89,823	2.17
Agency commercial	73,813	1.63	221,735	1.86	295,548	1.80
Corporate	34,961	3.85	—	—	34,961	3.85
Total	$431,804	1.97%	$303,304	2.09%	$735,108	2.02%

Due after 10 years
U.S. government agency	$—	—%	$20,787	2.71%	$20,787	2.71%
Municipal	77,262	1.89	2,657	3.62	79,919	1.95
Mortgage-backed:
Agency residential	137,793	2.21	96,158	3.58	233,951	2.77
Agency commercial	43,909	1.98	80,177	2.01	124,086	2.00
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$260,964	2.10%	$199,779	2.86%	$460,743	2.43%

Total
U.S. Treasury	$169,930	1.38%	$—	—%	$169,930	1.38%
U.S. government agency	60,373	2.26	88,413	2.48	148,786	2.39
Municipal	286,012	1.90	40,920	3.36	326,932	2.08
Mortgage-backed:
Agency residential	236,516	2.18	108,711	3.43	345,227	2.57
Agency commercial	160,576	1.90	310,192	1.92	470,768	1.91
Corporate	74,345	3.70	—	—	74,345	3.70
Total	$987,752	2.03%	$548,236	2.42%	$1,535,988	2.17%

SOURCES OF FUNDS

Deposits

Management continues to focus on growing non-maturity deposits, through the Company’s relationship-driven banking philosophy and community-focused marketing programs, and to deemphasize higher cost deposit categories, such as time deposits. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.

The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended June 30,						Percent
	2022			2021			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$1,072,883	28.5%	—%	$992,699	29.1%	—%	8.1%
Interest-bearing demand	1,159,077	30.8	0.05	1,019,488	29.9	0.05	13.7
Money market	582,016	15.5	0.08	502,448	14.8	0.08	15.8
Savings	661,661	17.6	0.03	601,615	17.7	0.03	10.0
Total non-maturity deposits	3,475,637	92.4	0.04	3,116,250	91.5	0.03	11.5
Time	284,880	7.6	0.28	290,865	8.5	0.48	(2.1)
Total deposits	$3,760,517	100.0%	0.05%	$3,407,115	100.0%	0.07%	10.4%

	Six Months Ended June 30,						Percent
	2022			2021			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$1,075,387	28.5%	—%	$956,806	28.8%	—%	12.4%
Interest-bearing demand	1,151,495	30.5	0.05	1,008,664	30.4	0.05	14.2
Money market	590,098	15.7	0.08	492,472	14.8	0.07	19.8
Savings	655,645	17.4	0.03	571,921	17.2	0.03	14.6
Total non-maturity deposits	3,472,625	92.1	0.04	3,029,863	91.2	0.03	14.6
Time	297,706	7.9	0.31	292,509	8.8	0.51	1.8
Total deposits	$3,770,331	100.0%	0.06%	$3,322,372	100.0%	0.08%	13.5%

*      Annualized measure.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

The average balances of non-maturity deposits increased 11.5% from the three months ended June 30, 2021 to the three months ended June 30, 2022, with the increase primarily attributable to higher balances maintained by deposit customers following the receipt of federal economic stimulus, in the form of PPP loan proceeds by commercial customers and direct payments received by retail customers, although this trend reversed slightly late in the second quarter of 2022. Additionally, the NXT acquisition added $139.4 million of non-maturity deposits on October 1, 2021. Time deposits decreased slightly due to continued run-off of higher cost time deposits which were mostly offset by the addition of $42.1 million of time deposits acquired from NXT.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

The average balances of non-maturity deposits increased 14.6% from the six months ended June 30, 2021 to the six months ended June 30, 2022, with the increase primarily attributable to higher balances maintained by deposit customers following the receipt of federal economic stimulus, in the form of PPP loan proceeds by commercial customers and direct payments received by retail customers, although this trend reversed slightly late in the second quarter of 2022. Additionally, the NXT acquisition added $139.4 million of non-maturity deposits on October 1, 2021. Time deposits increased slightly due to the addition of $42.1 million of time deposits acquired from NXT which were mostly offset by the continued run-off of higher cost time deposits.

The following table sets forth time deposits by remaining maturity as of June 30, 2022:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$38,457	$36,936	$56,008	$53,013	$184,414
Amounts of $100,000 but less than $250,000	14,327	13,369	18,704	18,710	65,110
Amounts of $250,000 or more	8,190	8,188	5,690	3,301	25,369
Total time deposits	$60,974	$58,493	$80,402	$75,024	$274,893

As of June 30, 2022 and December 31, 2021, the Bank’s uninsured deposits, including related accrued interest, were estimated to be $800.9 million and $845.7 million, respectively.

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the FHLB. Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds available through federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total remaining credit available to the Bank from the FHLB at June 30, 2022 was $361.6 million.

As of June 30, 2022, management believed adequate liquidity existed to meet all projected cash flow obligations of the Bank. As of June 30, 2022, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of June 30, 2022, HBT Financial, Inc. had cash and cash equivalents of $24.0 million.

The Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. During the three and six months ended June 30, 2022, the Bank paid $6.0 million and $12.0 million in dividends to the Company, respectively. During the three and six months ended June 30, 2021, the Bank did not pay a dividend to the Company.

The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended June 30, 2022 and 2021, holding company operating expenses consisted of interest expense of $0.9 million and $0.8 million, respectively, and other operating expenses of $1.0 million and $0.7 million, respectively. During the six months ended June 30, 2022 and 2021, holding company operating expenses consisted of interest expense of $1.7 million and $1.7 million, respectively, and other operating expenses of $2.5 million and $1.3 million, respectively.

Additionally, the Company paid $4.7 million and $4.1 million of dividends to stockholders during the three months ended June 30, 2022 and 2021, respectively, and paid $9.3 million and $8.2 million of dividends to stockholders during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s liquidity.

As of June 30, 2022, management believed adequate liquidity existed to meet all projected cash flow obligations of the Company. As of June 30, 2022, the Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of June 30, 2022 and December 31, 2021, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of June 30, 2022 and December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	June 30,	December 31,	With Capital	Prompt Corrective
	2022	2021	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	16.76%	16.88%	10.50%	N/A
Heartland Bank and Trust Company	15.93	15.94	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.59%	14.66%	8.50%	N/A
Heartland Bank and Trust Company	15.10	15.09	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.36%	13.37%	7.00%	N/A
Heartland Bank and Trust Company	15.10	15.09	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	10.05%	9.84%	4.00	N/A
Heartland Bank and Trust Company	10.39	10.13	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

As of June 30, 2022, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.

Cash Dividends

During 2021, the Company paid quarterly cash dividends of $0.15 per share. On January 25, 2022, the Company announced an increase of $0.01 and paid a $0.16 per share dividend during the first and second quarters of 2022.

Stock Repurchase Program

Under the Company’s stock repurchase program, the Company repurchased 136,746 shares of its common stock at a weighted average price of $17.61 during the three months ended June 30, 2022. Repurchases were conducted in compliance with Rule 10b-18 and in compliance with Regulation M under the Exchange Act. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2023. As of June 30, 2022, the Company had $11.6 million remaining under the current stock repurchase authorization.

OFF-BALANCE SHEET ARRANGEMENTS

As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit, commitments to sell loans, and interest rate swaps. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of June 30, 2022 and December 31, 2021, there were no reserves for unfunded commitments. For additional information, see “Note 14 – Commitments and Contingencies” to the consolidated financial statements.

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
-
Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-
Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	● Total deposits, excluding: - Time deposits of $250,000 or more, and - Brokered deposits	● Provides investors with information regarding the stability of the Company’s sources of funds. ● We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net income	$14,085	$13,717	$27,689	$28,962
Adjustments:
Acquisition expenses	—	(157)	—	(157)
Branch closure expenses	—	(104)	—	(104)
Gains (losses) on sales of closed branch premises	(18)	—	179	—
Mortgage servicing rights fair value adjustment	366	(310)	2,095	1,385
Total adjustments	348	(571)	2,274	1,124
Tax effect of adjustments	(99)	120	(648)	(363)
Less adjustments after tax effect	249	(451)	1,626	761
Adjusted net income	$13,836	$14,168	$26,063	$28,201

Average assets	$4,286,302	$3,923,839	$4,314,716	$3,842,976

Return on average assets *	1.32%	1.40%	1.29%	1.52%
Adjusted return on average assets *	1.29	1.45	1.22	1.48

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$14,085	$13,717	$27,689	$28,962
Earnings allocated to participating securities (1)	(17)	(25)	(34)	(56)
Numerator for earnings per share - basic and diluted	$14,068	$13,692	$27,655	$28,906

Adjusted net income	$13,836	$14,168	$26,063	$28,201
Earnings allocated to participating securities (1)	(17)	(26)	(32)	(54)
Numerator for adjusted earnings per share - basic and diluted	$13,819	$14,142	$26,031	$28,147

Denominator:
Weighted average common shares outstanding	28,891,202	27,362,579	28,938,634	27,396,557
Dilutive effect of outstanding restricted stock units	53,674	17,701	48,688	10,137
Weighted average common shares outstanding, including all dilutive potential shares	28,944,876	27,380,280	28,987,322	27,406,694

Earnings per share - Basic	$0.49	$0.50	$0.96	$1.06
Earnings per share - Diluted	$0.49	$0.50	$0.95	$1.05

Adjusted earnings per share - Basic	$0.48	$0.52	$0.90	$1.03
Adjusted earnings per share - Diluted	$0.48	$0.52	$0.90	$1.03
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure – Net Interest Income and Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$34,373	$29,700	$66,301	$58,829
Tax-equivalent adjustment (1)	598	503	1,127	1,006
Net interest income (tax equivalent basis) (1)	$34,971	$30,203	$67,428	$59,835

Net interest margin (tax equivalent basis)
Net interest margin *	3.34%	3.14%	3.21%	3.19%
Tax-equivalent adjustment * (1)	0.05	0.05	0.05	0.06
Net interest margin (tax equivalent basis) * (1)	3.39%	3.19%	3.26%	3.25%

Average interest-earning assets	$4,133,448	$3,796,219	$4,167,432	$3,717,273

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$23,842	$22,154	$47,999	$44,698
Less: amortization of intangible assets	245	258	490	547
Adjusted noninterest expense	$23,597	$21,896	$47,509	$44,151

Net interest income	$34,373	$29,700	$66,301	$58,829
Total noninterest income	8,551	8,774	18,594	19,582
Operating revenue	42,924	38,474	84,895	78,411
Tax-equivalent adjustment (1)	598	503	1,127	1,006
Operating revenue (tax-equivalent basis) (1)	$43,522	$38,977	$86,022	$79,417

Efficiency ratio	54.97%	56.91%	55.96%	56.31%
Efficiency ratio (tax equivalent basis) (1)	54.22	56.18	55.23	55.59
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	June 30, 2022	December 31, 2021

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$373,809	$411,881
Less: Goodwill	29,322	29,322
Less: Core deposit intangible assets, net	1,453	1,943
Tangible common equity	$343,034	$380,616

Tangible Assets
Total assets	$4,223,978	$4,314,254
Less: Goodwill	29,322	29,322
Less: Core deposit intangible assets, net	1,453	1,943
Tangible assets	$4,193,203	$4,282,989

Total stockholders' equity to total assets	8.85%	9.55%
Tangible common equity to tangible assets	8.18	8.89

Shares of common stock outstanding	28,831,197	28,986,061

Book value per share	$12.97	$14.21
Tangible book value per share	11.90	13.13

Reconciliation of Non-GAAP Financial Measure – Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$378,531	$365,190	$392,334	$364,378
Less: Goodwill	29,322	23,620	29,322	23,620
Less: Core deposit intangible assets, net	1,597	2,410	1,720	2,547
Average tangible common equity	$347,612	$339,160	$361,292	$338,211

Net income	$14,085	$13,717	$27,689	$28,962
Adjusted net income	13,836	14,168	26,063	28,201

Return on average stockholders' equity *	14.92%	15.07%	14.23%	16.03%
Return on average tangible common equity *	16.25	16.22	15.45	17.27

Adjusted return on average stockholders' equity *	14.66%	15.56%	13.40%	15.61%
Adjusted return on average tangible common equity *	15.96	16.76	14.55	16.81

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Core Deposits
Total deposits	$3,701,986	$3,738,185
Less: time deposits of $250,000 or more	25,369	59,512
Less: brokered deposits	—	4,238
Core deposits	$3,676,617	$3,674,435

Core deposits to total deposits	99.31%	98.29%

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

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
June 30, 2022
+400	$130,759	18.1%	$23,121	15.5%	$37,496	24.0%
+300	116,344	16.1	17,920	12.0	29,675	19.0
+200	91,283	12.7	12,340	8.3	20,886	13.4
+100	53,725	7.5	6,401	4.3	11,122	7.1
Flat	—	—	—	—	—	—
-100	(88,870)	(12.3)	(11,591)	(7.8)	(17,837)	(11.4)

December 31, 2021
+400	$92,106	19.7%	$23,230	18.7%	$38,485	31.7%
+300	76,708	16.4	17,938	14.5	30,487	25.1
+200	51,627	11.1	12,154	9.8	21,339	17.6
+100	12,453	2.7	5,818	4.7	11,062	9.1
Flat	—	—	—	—	—	—
-100	34,852	7.5	(4,098)	(3.3)	(7,746)	(6.4)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and net interest income requires that we make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and net interest income table presented above assumes that the composition of our interest-rate-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could change the actual impact on EVE and net interest income. The table also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the EVE and net interest income table provides an indication of our sensitivity to interest rate changes at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2022, all of which were conducted in compliance with Rule 10b-18 and Regulation M under the Exchange Act:

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares That May Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
April 1 - 30, 2022	51,535	$18.29	51,535	$13,114
May 1 - 31, 2022	55,030	16.94	55,030	12,182
June 1 - 30, 2022	30,181	17.64	30,181	11,649
Total	136,746	$17.61	136,746	$11,649

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

HBT FINANCIAL, INC.

August 3, 2022	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)