Form 10-Q
period 2022-09-30
HBT Financial, Inc.
filed 2022-11-08
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 28,752,626 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings, and liquidity. Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	the strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints);
●	the economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or other threats thereof, or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	environmental liability associated with our lending activities;
●	the effects of changes in interest rates on our net interest income, net interest margin, our investments, our loan originations, and our modeling estimates relating to interest rate changes;
●	changes in and uncertainty related to benchmark interest rates used to price our loans, including the elimination of the London Interbank Offered Rate (“LIBOR”);
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from the Bank, pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to attract and retain skilled employees or changes in our management personnel;
●	any failure or interruption of our information and communications systems;
●	our ability to identify and address cybersecurity risks;
●	the effects of the failure of any component of our business infrastructure provided by a third party;
●	our ability to keep pace with technological changes;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States (“U.S.”) generally or in the States of Illinois and Iowa in particular;
●	the geographic concentration of our operations in the States of Illinois and Iowa;
●	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to attract and retain customer deposits;
●	our ability to maintain the Bank’s reputation;
●	possible impairment of our goodwill and other intangible assets;
●	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
●	our prior status as an S corporation;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;
●	market perceptions associated with certain aspects of our business;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002;

●	damage to our reputation from any of the factors described above;
●	our success at managing the risks involved in the foregoing items; and
●	the factors discussed in “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange (“SEC”) Commission on March 11, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$22,169	$23,387
Interest-bearing deposits with banks	56,046	385,881
Cash and cash equivalents	78,215	409,268

Interest-bearing time deposits with banks	—	490
Debt securities available-for-sale, at fair value	853,740	942,168
Debt securities held-to-maturity (fair value of $481,692 in 2022 and $336,027 in 2021)	546,694	336,185
Equity securities with readily determinable fair value	2,996	3,443
Equity securities with no readily determinable fair value	1,977	1,927
Restricted stock, at cost	4,050	2,739
Loans held for sale	2,297	4,942

Loans, before allowance for loan losses	2,579,928	2,499,689
Allowance for loan losses	(25,060)	(23,936)
Loans, net of allowance for loan losses	2,554,868	2,475,753

Bank owned life insurance	7,515	7,393
Bank premises and equipment, net	50,854	52,483
Bank premises held for sale	281	1,452
Foreclosed assets	2,637	3,278
Goodwill	29,322	29,322
Core deposit intangible assets, net	1,210	1,943
Mortgage servicing rights, at fair value	10,440	7,994
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	16,881	14,901
Other assets	48,182	17,408
Total assets	$4,213,324	$4,314,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,017,710	$1,087,659
Interest-bearing	2,625,733	2,650,526
Total deposits	3,643,443	3,738,185

Securities sold under agreements to repurchase	48,130	61,256
Federal Home Loan Bank advances	60,000	—
Subordinated notes	39,376	39,316
Junior subordinated debentures issued to capital trusts	37,763	37,714
Other liabilities	25,539	25,902
Total liabilities	3,854,251	3,902,373

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 29,308,491 at 2022 and 29,276,547 at 2021; shares outstanding of 28,752,626 at 2022 and 28,986,061 at 2021	293	293
Surplus	222,436	220,891
Retained earnings	223,495	194,132
Accumulated other comprehensive income (loss)	(77,462)	1,471
Treasury stock at cost, 555,865 shares at 2022 and 290,486 at 2021	(9,689)	(4,906)
Total stockholders’ equity	359,073	411,881
Total liabilities and stockholders’ equity	$4,213,324	$4,314,254

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$29,855	$25,604	$84,504	$76,016
Federally tax exempt	842	572	2,183	1,722
Securities:
Taxable	6,635	4,632	16,947	12,323
Federally tax exempt	1,207	1,103	3,385	3,383
Interest-bearing deposits in bank	458	190	1,037	385
Other interest and dividend income	17	14	50	39
Total interest and dividend income	39,014	32,115	108,106	93,868

INTEREST EXPENSE
Deposits	587	564	1,662	1,821
Securities sold under agreements to repurchase	9	8	26	23
Borrowings	85	1	87	2
Subordinated notes	470	470	1,409	1,409
Junior subordinated debentures issued to capital trusts	473	357	1,231	1,069
Total interest expense	1,624	1,400	4,415	4,324
Net interest income	37,390	30,715	103,691	89,544
PROVISION FOR LOAN LOSSES	386	(1,667)	(53)	(7,234)
Net interest income after provision for loan losses	37,004	32,382	103,744	96,778

NONINTEREST INCOME
Card income	2,569	2,509	7,687	7,216
Wealth management fees	2,059	2,036	6,670	6,013
Service charges on deposit accounts	1,927	1,677	5,371	4,364
Mortgage servicing	697	699	2,016	2,095
Mortgage servicing rights fair value adjustment	351	40	2,446	1,425
Gains on sale of mortgage loans	354	1,257	1,267	4,919
Unrealized gains (losses) on equity securities	(107)	28	(447)	74
Gains (losses) on foreclosed assets	(225)	(14)	(192)	126
Gains (losses) on other assets	(31)	(672)	119	(719)
Income on bank owned life insurance	41	—	122	—
Other noninterest income	599	832	1,769	2,461
Total noninterest income	8,234	8,392	26,828	27,974

NONINTEREST EXPENSE
Salaries	12,752	11,835	38,489	36,486
Employee benefits	1,771	1,455	6,199	4,549
Occupancy of bank premises	1,979	1,610	5,780	5,011
Furniture and equipment	668	657	1,843	1,883
Data processing	1,631	1,767	5,274	5,176
Marketing and customer relations	880	883	2,936	2,291
Amortization of intangible assets	243	252	733	799
FDIC insurance	302	279	888	763
Loan collection and servicing	336	400	771	1,098
Foreclosed assets	97	242	260	704
Other noninterest expense	3,339	2,787	8,824	8,105
Total noninterest expense	23,998	22,167	71,997	66,865
INCOME BEFORE INCOME TAX EXPENSE	21,240	18,607	58,575	57,887
INCOME TAX EXPENSE	5,613	4,892	15,259	15,210
NET INCOME	$15,627	$13,715	$43,316	$42,677

EARNINGS PER SHARE - BASIC	$0.54	$0.50	$1.50	$1.56
EARNINGS PER SHARE - DILUTED	$0.54	$0.50	$1.49	$1.56
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	28,787,662	27,340,926	28,887,757	27,377,809

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
NET INCOME	$15,627	$13,715	$43,316	$42,677

OTHER COMPREHENSIVE LOSS
Unrealized losses on debt securities available-for-sale	(35,358)	(5,676)	(112,931)	(19,950)
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	504	195	1,234	426
Unrealized gains (losses) on derivative instruments	374	(8)	1,117	173
Reclassification adjustment for net settlements on derivative instruments	14	105	177	306
Total other comprehensive loss, before tax	(34,466)	(5,384)	(110,403)	(19,045)
Income tax benefit	(9,824)	(1,535)	(31,470)	(5,429)
Total other comprehensive loss	(24,642)	(3,849)	(78,933)	(13,616)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(9,015)	$9,866	$(35,617)	$29,061

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, June 30, 2022	28,831,197	$293	$222,087	$212,506	$(52,820)	$(8,257)	$373,809
Net income	—	—	—	15,627	—	—	15,627
Other comprehensive loss	—	—	—	—	(24,642)	—	(24,642)
Stock-based compensation	—	—	349	—	—	—	349
Repurchase of common stock	(78,571)	—	—	—	—	(1,432)	(1,432)
Cash dividends and dividend equivalents ($0.16 per share)	—	—	—	(4,638)	—	—	(4,638)
Balance, September 30, 2022	28,752,626	$293	$222,436	$223,495	$(77,462)	$(9,689)	$359,073

Balance, June 30, 2021	27,355,053	$275	$191,185	$175,328	$8,386	$(1,980)	$373,194
Net income	—	—	—	13,715	—	—	13,715
Other comprehensive loss	—	—	—	—	(3,849)	—	(3,849)
Stock-based compensation	—	—	228	—	—	—	228
Repurchase of common stock	(20,625)					(343)	(343)
Cash dividends and dividend equivalents ($0.15 per share)	—	—	—	(4,124)	—	—	(4,124)
Balance, September 30, 2021	27,334,428	$275	$191,413	$184,919	$4,537	$(2,323)	$378,821

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2021	28,986,061	$293	$220,891	$194,132	$1,471	$(4,906)	$411,881
Net income	—	—	—	43,316	—	—	43,316
Other comprehensive loss	—	—	—	—	(78,933)	—	(78,933)
Stock-based compensation	—	—	1,602	—	—	—	1,602
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	31,944	—	(57)	—	—	—	(57)
Repurchase of common stock	(265,379)	—	—	—	—	(4,783)	(4,783)
Cash dividends and dividend equivalents ($0.48 per share)	—	—	—	(13,953)	—	—	(13,953)
Balance, September 30, 2022	28,752,626	$293	$222,436	$223,495	$(77,462)	$(9,689)	$359,073

Balance, December 31, 2020	27,457,306	$275	$190,875	$154,614	$18,153	$—	$363,917
Net income	—	—	—	42,677	—	—	42,677
Other comprehensive loss	—	—	—	—	(13,616)	—	(13,616)
Stock-based compensation	—	—	538	—	—	—	538
Issuance of common stock upon vesting of restricted stock units	20,225	—	—	—	—	—	—
Repurchase of common stock	(143,103)	—	—	—	—	(2,323)	(2,323)
Cash dividends and dividend equivalents ($0.45 per share)	—	—	—	(12,372)	—	—	(12,372)
Balance, September 30, 2021	27,334,428	$275	$191,413	$184,919	$4,537	$(2,323)	$378,821

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,316	$42,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,296	2,297
Provision for loan losses	(53)	(7,234)
Net amortization of debt securities	5,337	5,205
Deferred income tax (benefit) expense	(245)	2,409
Stock-based compensation	1,602	538
Net accretion of discount and deferred loan fees on loans	(4,320)	(9,529)
Net unrealized loss (gain) on equity securities	447	(74)
Net loss on disposals of bank premises and equipment	8	33
Net gain on sales of bank premises held for sale	(187)	—
Impairment losses on bank premises held for sale	61	652
Net gain on sales of foreclosed assets	(118)	(321)
Write-down of foreclosed assets	310	195
Amortization of intangibles	733	799
Increase in mortgage servicing rights	(2,446)	(1,425)
Amortization of discount and issuance costs on subordinated notes and debentures	109	109
Amortization of premium on interest-bearing time deposits with banks	5	—
Amortization of premium on time deposits	(164)	—
Mortgage loans originated for sale	(50,467)	(152,036)
Proceeds from sale of mortgage loans	54,379	163,086
Net gain on sale of mortgage loans	(1,267)	(4,919)
Increase in cash surrender value of bank owned life insurance	(122)	—
(Increase) decrease in accrued interest receivable	(1,980)	879
Decrease in other assets	289	1,639
Increase (decrease) in other liabilities	1,583	(18,284)
Net cash provided by operating activities	49,106	26,696

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	485	—
Proceeds from paydowns, maturities, and calls of debt securities	129,629	149,659
Purchase of securities	(368,794)	(398,387)
Net (increase) decrease in loans	(74,769)	104,376
Purchase of restricted stock	(1,311)	(241)
Purchases of bank premises and equipment	(683)	(773)
Proceeds from sales of bank premises and equipment	8	17
Proceeds from sales of bank premises held for sale	1,297	—
Proceeds from sales of foreclosed assets	476	1,583
Net cash used in investing activities	(313,662)	(143,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(94,578)	289,022
Net (decrease) increase in repurchase agreements	(13,126)	2,221
Net increase in Federal Home Loan Bank advances	60,000	—
Taxes paid related to the vesting of restricted stock units	(57)	—
Repurchase of common stock	(4,783)	(2,323)
Cash dividends and dividend equivalents paid	(13,953)	(12,372)
Net cash (used in) provided by financing activities	(66,497)	276,548

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(331,053)	159,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	409,268	312,451
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,215	$471,929

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,851	$4,992
Cash paid for income taxes	$13,805	$17,295

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$27	$4,856
Sales of foreclosed assets through loan origination	$—	$252
Transfers of bank premises and equipment to bank premises held for sale	$—	$1,345

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

The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States  (“GAAP”) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the SEC. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022.

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

NOTE 2 – ACQUISITIONS

Town and Country Financial Corporation

On August 23, 2022, HBT Financial and Town and Country Financial Corporation (“Town and Country”), the holding company for Town and Country Bank, jointly announced the signing of a merger agreement pursuant to which HBT Financial will acquire Town and Country and Town and Country Bank. The acquisition will further enhance HBT Financial’s footprint in Central Illinois and expand HBT Financial’s footprint into metro-east St. Louis.

Under the terms of the merger agreement, total consideration consists of approximately 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Town and Country shareholders may elect to receive either (i) 1.9010 shares of HBT Financial’s common stock for each share of Town and Country, or (ii) $35.66 per share in cash, or (iii) a combination of cash and stock consideration, subject to adjustment and to the election and proration provisions in the merger agreement. Based upon the closing price of HBT Financial common stock of $18.76 on August 22, 2022, the implied per share purchase price is $35.66 with an aggregate transaction value of approximately $101.4 million. Upon closing of the transaction, shareholders of Town and Country are expected to hold approximately 10.5% of HBT Financial’s outstanding common stock.

The transaction is expected to close in the first quarter of 2023, subject to customary closing conditions, approval of Town and Country’s shareholders, and regulatory approvals.

During the three months ended September 30, 2022, HBT Financial incurred $0.5 million in pre-tax acquisition expenses related to the planned acquisition of Town and Country, comprised of legal and professional fees included in other noninterest expense in the consolidated statements of income.

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

During the three and nine months ended September 30, 2021, HBT Financial incurred $0.4 million and $0.5 million, respectively, in pre-tax acquisition expenses related to the acquisition of NXT, comprised primarily of professional fees and data processing expense. These expenses are reflected in noninterest expense on the consolidated statements of income. There were no acquisition expenses related to the acquisition of NXT during the three and nine months ended September 30, 2022.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pro forma information for the results of operations for the three and nine months ended September 30, 2021, as if the acquisition had occurred on January 1, 2020. The pro forma results combine the historical results of NXT into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2020. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for loan losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
	Three Months Ended	Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2021	September 30, 2021
Total revenues (net interest income and noninterest income)	$41,296	$124,460
Net income	14,093	44,285
Earnings per share - basic	0.48	1.52
Earnings per share - diluted	0.48	1.51

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SECURITIES

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$169,895	$—	$(16,323)	$153,572
U.S. government agency	61,428	1	(4,406)	57,023
Municipal	279,711	4	(37,804)	241,911
Mortgage-backed:
Agency residential	223,738	20	(18,851)	204,907
Agency commercial	154,677	1	(17,302)	137,376
Corporate	62,695	16	(3,760)	58,951
Total available-for-sale	952,144	42	(98,446)	853,740
Held-to-maturity:
U.S. government agency	88,418	—	(10,342)	78,076
Municipal	42,844	50	(1,357)	41,537
Mortgage-backed:
Agency residential	105,330	—	(6,491)	98,839
Agency commercial	310,102	—	(46,862)	263,240
Total held-to-maturity	546,694	50	(65,052)	481,692
Total debt securities	$1,498,838	$92	$(163,498)	$1,335,432

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$109,002	$328	$(354)	$108,976
U.S. government agency	129,269	1,303	(2,467)	128,105
Municipal	293,837	6,144	(2,904)	297,077
Mortgage-backed:
Agency residential	178,236	2,149	(919)	179,466
Agency commercial	164,875	1,234	(2,048)	164,061
Corporate	63,141	1,638	(296)	64,483
Total available-for-sale	938,360	12,796	(8,988)	942,168
Held-to-maturity:
U.S. government agency	12,349	42	(51)	12,340
Municipal	15,666	809	—	16,475
Mortgage-backed:
Agency residential	20,555	196	(102)	20,649
Agency commercial	287,615	1,749	(2,801)	286,563
Total held-to-maturity	336,185	2,796	(2,954)	336,027
Total debt securities	$1,274,545	$15,592	$(11,942)	$1,278,195

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

As of September 30, 2022 and December 31, 2021, the Bank had debt securities with a carrying value of $413.4 million and $353.3 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 49% of the municipal portfolio consists of debt securities issued by municipalities located in Illinois as of September 30, 2022. Approximately 81% of such debt securities were general obligation issues as of September 30, 2022.

The amortized cost and fair value of debt securities by contractual maturity, as of September 30, 2022, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$12,575	$12,506	$2,492	$2,494
Due after 1 year through 5 years	235,438	220,181	25,934	24,801
Due after 5 years through 10 years	250,903	216,108	79,440	71,686
Due after 10 years	74,813	62,662	23,396	20,632

Mortgage-backed:
Agency residential	223,738	204,907	105,330	98,839
Agency commercial	154,677	137,376	310,102	263,240
Total	$952,144	$853,740	$546,694	$481,692

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of September 30, 2022 and December 31, 2021:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
September 30, 2022	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(15,245)	$144,691	$(1,078)	$8,881	$(16,323)	$153,572
U.S. government agency	(3,831)	51,799	(575)	3,394	(4,406)	55,193
Municipal	(16,557)	157,183	(21,247)	82,613	(37,804)	239,796
Mortgage-backed:
Agency residential	(15,072)	176,467	(3,779)	24,808	(18,851)	201,275
Agency commercial	(9,292)	89,378	(8,010)	45,474	(17,302)	134,852
Corporate	(2,527)	53,213	(1,233)	3,730	(3,760)	56,943
Total available-for-sale	(62,524)	672,731	(35,922)	168,900	(98,446)	841,631
Held-to-maturity:
U.S. government agency	(2,316)	20,176	(8,026)	57,900	(10,342)	78,076
Municipal	(1,357)	35,066	—	—	(1,357)	35,066
Mortgage-backed:
Agency residential	(6,320)	97,876	(171)	963	(6,491)	98,839
Agency commercial	(24,304)	150,113	(22,558)	113,127	(46,862)	263,240
Total held-to-maturity	(34,297)	303,231	(30,755)	171,990	(65,052)	475,221
Total debt securities	$(96,821)	$975,962	$(66,677)	$340,890	$(163,498)	$1,316,852

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2021	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(354)	$68,410	$—	$—	$(354)	$68,410
U.S. government agency	(2,183)	80,219	(284)	5,578	(2,467)	85,797
Municipal	(2,018)	89,424	(886)	17,327	(2,904)	106,751
Mortgage-backed:
Agency residential	(851)	91,703	(68)	4,305	(919)	96,008
Agency commercial	(1,921)	113,111	(127)	6,443	(2,048)	119,554
Corporate	(7)	2,737	(289)	4,671	(296)	7,408
Total available-for-sale	(7,334)	445,604	(1,654)	38,324	(8,988)	483,928
Held-to-maturity:
U.S. government agency	(51)	4,949	—	—	(51)	4,949
Mortgage-backed:
Agency residential	(102)	14,932	—	—	(102)	14,932
Agency commercial	(2,673)	174,428	(128)	2,776	(2,801)	177,204
Total held-to-maturity	(2,826)	194,309	(128)	2,776	(2,954)	197,085
Total debt securities	$(10,160)	$639,913	$(1,782)	$41,100	$(11,942)	$681,013

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022, there were 183 debt securities in an unrealized loss position for a period of twelve months or more, and 641 debt securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in market interest rates. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these debt securities are deemed to be temporary.

There were no sales of debt securities during the three and nine months ended September 30, 2022 and 2021.

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

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	Readily	No Readily
	Determinable	Determinable
September 30, 2022	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,142
Cumulative net unrealized losses	(146)	(165)
Carrying value	$2,996	$1,977

	Readily	No Readily
	Determinable	Determinable
December 31, 2021	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,092
Cumulative net unrealized gains (losses)	301	(165)
Carrying value	$3,443	$1,927

As of September 30, 2022 and December 31, 2021, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no sales of equity securities during the three and nine months ended September 30, 2022 and 2021. Unrealized gains (losses) on equity securities were as follows during the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Readily determinable fair value	$(107)	$28	$(447)	$74
No readily determinable fair value	—	—	—	—
Unrealized gains (losses) on equity securities	$(107)	$28	$(447)	$74

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans are summarized as follows:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Commercial and industrial	$240,671	$286,946
Agricultural and farmland	245,234	247,796
Commercial real estate - owner occupied	226,524	234,544
Commercial real estate - non-owner occupied	718,089	684,023
Multi-family	260,630	263,911
Construction and land development	364,290	298,048
One-to-four family residential	328,667	327,837
Municipal, consumer, and other	195,823	156,584
Loans, before allowance for loan losses	2,579,928	2,499,689
Allowance for loan losses	(25,060)	(23,936)
Loans, net of allowance for loan losses	$2,554,868	$2,475,753

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$65	$28,404
Agricultural and farmland	—	913
Municipal, consumer, and other	—	171
Total PPP loans	$65	$29,488

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables detail activity in the allowance for loan losses for the three and nine months ended September 30:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended September 30, 2022	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, June 30, 2022	$2,981	$924	$1,224	$6,611	$1,375	$4,059	$1,696	$5,864	$24,734
Provision for loan losses	14	(83)	(65)	268	(52)	316	(78)	66	386
Charge-offs	(17)	—	—	—	—	—	(18)	(187)	(222)
Recoveries	6	—	1	3	—	1	60	91	162
Balance, September 30, 2022	$2,984	$841	$1,160	$6,882	$1,323	$4,376	$1,660	$5,834	$25,060

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Three Months Ended September 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, June 30, 2021	$2,717	$781	$1,946	$9,825	$2,009	$3,924	$1,520	$3,785	$26,507
Provision for loan losses	162	(26)	(395)	(710)	(228)	413	(499)	(384)	(1,667)
Charge-offs	(135)	—	—	—	—	—	(48)	(95)	(278)
Recoveries	114	—	—	6	—	1	135	43	299
Balance, September 30, 2021	$2,858	$755	$1,551	$9,121	$1,781	$4,338	$1,108	$3,349	$24,861

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
Nine Months Ended September 30, 2022	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2021	$2,440	$845	$1,840	$8,145	$1,263	$4,914	$1,311	$3,178	$23,936
Provision for loan losses	(189)	(4)	(781)	(1,536)	60	(539)	93	2,843	(53)
Charge-offs	(22)	—	—	—	—	—	(67)	(426)	(515)
Recoveries	755	—	101	273	—	1	323	239	1,692
Balance, September 30, 2022	$2,984	$841	$1,160	$6,882	$1,323	$4,376	$1,660	$5,834	$25,060

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate				Consumer
	and	and	Owner	Non-owner		Construction	Residential	and
Nine Months Ended September 30, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	and Land	Real Estate	Other	Total

Allowance for loan losses:	(dollars in thousands)
Balance, December 31, 2020	$3,929	$793	$3,141	$11,251	$1,957	$4,232	$1,801	$4,734	$31,838
Provision for loan losses	(1,062)	(38)	(1,590)	(2,149)	(176)	(164)	(742)	(1,313)	(7,234)
Charge-offs	(430)	—	—	—	—	—	(161)	(284)	(875)
Recoveries	421	—	—	19	—	270	210	212	1,132
Balance, September 30, 2021	$2,858	$755	$1,551	$9,121	$1,781	$4,338	$1,108	$3,349	$24,861

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investments in loans and the allowance for loan losses by category:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
September 30, 2022	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$237,839	$244,236	$210,461	$675,121	$260,060	$361,305	$315,209	$183,181	$2,487,412
Individually evaluated for impairment	2,702	385	11,607	31,553	—	2,007	8,427	12,622	69,303
Acquired with deteriorated credit quality	130	613	4,456	11,415	570	978	5,031	20	23,213
Total	$240,671	$245,234	$226,524	$718,089	$260,630	$364,290	$328,667	$195,823	$2,579,928

Allowance for loan losses:
Collectively evaluated for impairment	$2,826	$841	$930	$4,416	$1,320	$4,374	$1,619	$2,342	$18,668
Individually evaluated for impairment	158	—	208	2,465	—	—	39	3,492	6,362
Acquired with deteriorated credit quality	—	—	22	1	3	2	2	—	30
Total	$2,984	$841	$1,160	$6,882	$1,323	$4,376	$1,660	$5,834	$25,060

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$272,064	$247,021	$216,794	$641,555	$262,701	$293,548	$314,807	$143,510	$2,392,000
Individually evaluated for impairment	14,744	12	12,332	29,575	—	2,018	6,897	13,041	78,619
Acquired with deteriorated credit quality	138	763	5,418	12,893	1,210	2,482	6,133	33	29,070
Total	$286,946	$247,796	$234,544	$684,023	$263,911	$298,048	$327,837	$156,584	$2,499,689

Allowance for loan losses:
Collectively evaluated for impairment	$2,253	$845	$1,480	$5,138	$1,259	$4,895	$1,099	$1,302	$18,271
Individually evaluated for impairment	187	—	327	2,999	—	—	210	1,875	5,598
Acquired with deteriorated credit quality	—	—	33	8	4	19	2	1	67
Total	$2,440	$845	$1,840	$8,145	$1,263	$4,914	$1,311	$3,178	$23,936

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans individually evaluated for impairment by category of loans:

	Unpaid
	Principal	Recorded	Related
September 30, 2022	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$256	$256	$158
Agricultural and farmland	—	—	—
Commercial real estate - owner occupied	734	734	208
Commercial real estate - non-owner occupied	14,359	14,348	2,465
Multi-family	—	—	—
Construction and land development	—	—	—
One-to-four family residential	350	340	39
Municipal, consumer, and other	8,223	8,201	3,492
Total	$23,922	$23,879	$6,362

With no related allowance:
Commercial and industrial	$2,460	$2,446	$—
Agricultural and farmland	385	385	—
Commercial real estate - owner occupied	11,030	10,873	—
Commercial real estate - non-owner occupied	17,284	17,205	—
Multi-family	—	—	—
Construction and land development	2,107	2,007	—
One-to-four family residential	9,403	8,087	—
Municipal, consumer, and other	4,455	4,421	—
Total	$47,124	$45,424	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$2,716	$2,702	$158
Agricultural and farmland	385	385	—
Commercial real estate - owner occupied	11,764	11,607	208
Commercial real estate - non-owner occupied	31,643	31,553	2,465
Multi-family	—	—	—
Construction and land development	2,107	2,007	—
One-to-four family residential	9,753	8,427	39
Municipal, consumer, and other	12,678	12,622	3,492
Total	$71,046	$69,303	$6,362

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans:

	Three Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$258	$5	$1,925	$26
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	739	11	3,192	45
Commercial real estate - non-owner occupied	14,441	185	15,136	194
Multi-family	—	—	—	—
Construction and land development	—	—	—	—
One-to-four family residential	349	2	1,827	18
Municipal, consumer, and other	8,254	66	8,641	40
Total	$24,041	$269	$30,721	$323

With no related allowance:
Commercial and industrial	$3,894	$41	$7,137	$115
Agricultural and farmland	425	5	385	6
Commercial real estate - owner occupied	11,651	141	6,551	81
Commercial real estate - non-owner occupied	17,220	369	15,283	101
Multi-family	—	—	—	—
Construction and land development	2,010	57	2,439	1
One-to-four family residential	8,119	99	5,713	45
Municipal, consumer, and other	4,457	44	4,635	21
Total	$47,776	$756	$42,143	$370

Total loans individually evaluated for impairment:
Commercial and industrial	$4,152	$46	$9,062	$141
Agricultural and farmland	425	5	385	6
Commercial real estate - owner occupied	12,390	152	9,743	126
Commercial real estate - non-owner occupied	31,661	554	30,419	295
Multi-family	—	—	—	—
Construction and land development	2,010	57	2,439	1
One-to-four family residential	8,468	101	7,540	63
Municipal, consumer, and other	12,711	110	13,276	61
Total	$71,817	$1,025	$72,864	$693

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$272	$13	$2,025	$84
Agricultural and farmland	—	—	110	4
Commercial real estate - owner occupied	1,297	55	3,060	132
Commercial real estate - non-owner occupied	14,631	556	17,001	599
Multi-family	—	—	—	—
Construction and land development	—	—	741	27
One-to-four family residential	513	11	2,209	64
Municipal, consumer, and other	8,368	151	8,722	119
Total	$25,081	$786	$33,868	$1,029

With no related allowance:
Commercial and industrial	$12,793	$397	$5,222	$205
Agricultural and farmland	305	8	384	17
Commercial real estate - owner occupied	11,524	388	7,216	273
Commercial real estate - non-owner occupied	16,894	907	8,880	239
Multi-family	—	—	580	10
Construction and land development	2,012	105	2,060	27
One-to-four family residential	8,341	240	6,427	142
Municipal, consumer, and other	4,493	98	4,695	65
Total	$56,362	$2,143	$35,464	$978

Total loans individually evaluated for impairment:
Commercial and industrial	$13,065	$410	$7,247	$289
Agricultural and farmland	305	8	494	21
Commercial real estate - owner occupied	12,821	443	10,276	405
Commercial real estate - non-owner occupied	31,525	1,463	25,881	838
Multi-family	—	—	580	10
Construction and land development	2,012	105	2,801	54
One-to-four family residential	8,854	251	8,636	206
Municipal, consumer, and other	12,861	249	13,417	184
Total	$81,443	$2,929	$69,332	$2,007

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the recorded investment in loans by category based on current payment and accrual status:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
September 30, 2022	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$240,391	$191	$—	$89	$240,671
Agricultural and farmland	245,234	—	—	—	245,234
Commercial real estate - owner occupied	226,424	100	—	—	226,524
Commercial real estate - non-owner occupied	717,085	—	—	1,004	718,089
Multi-family	260,630	—	—	—	260,630
Construction and land development	362,367	1,429	—	494	364,290
One-to-four family residential	325,926	1,159	22	1,560	328,667
Municipal, consumer, and other	195,651	113	—	59	195,823
Total	$2,573,708	$2,992	$22	$3,206	$2,579,928

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2021	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$286,563	$9	$—	$374	$286,946
Agricultural and farmland	247,772	24	—	—	247,796
Commercial real estate - owner occupied	234,441	103	—	—	234,544
Commercial real estate - non-owner occupied	683,029	823	—	171	684,023
Multi-family	263,911	—	—	—	263,911
Construction and land development	297,465	64	—	519	298,048
One-to-four family residential	325,780	383	32	1,642	327,837
Municipal, consumer, and other	156,297	214	16	57	156,584
Total	$2,495,258	$1,620	$48	$2,763	$2,499,689

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present total loans by category based on their assigned risk ratings determined by management:

September 30, 2022	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$229,239	$8,730	$2,702	$—	$240,671
Agricultural and farmland	230,636	13,601	997	—	245,234
Commercial real estate - owner occupied	202,250	13,465	10,809	—	226,524
Commercial real estate - non-owner occupied	673,481	10,336	34,272	—	718,089
Multi-family	255,665	4,965	—	—	260,630
Construction and land development	361,954	329	2,007	—	364,290
One-to-four family residential	313,608	6,074	8,985	—	328,667
Municipal, consumer, and other	182,902	298	12,623	—	195,823
Total	$2,449,735	$57,798	$72,395	$—	$2,579,928

December 31, 2021	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,088	$5,114	$14,744	$—	$286,946
Agricultural and farmland	221,898	25,213	685	—	247,796
Commercial real estate - owner occupied	198,862	24,098	11,584	—	234,544
Commercial real estate - non-owner occupied	619,212	32,372	32,439	—	684,023
Multi-family	241,362	22,549	—	—	263,911
Construction and land development	268,556	27,474	2,018	—	298,048
One-to-four family residential	308,951	11,221	7,665	—	327,837
Municipal, consumer, and other	143,299	244	13,041	—	156,584
Total	$2,269,228	$148,285	$82,176	$—	$2,499,689

There were no new troubled debt restructurings during the three and nine months ended September 30, 2022 or 2021.

Of the troubled debt restructurings entered into during the last 12 months, there were none which had subsequent payment defaults during the three and nine months ended September 30, 2022 or 2021. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of September 30, 2022 and December 31, 2021, the Company had $3.1 million and $3.5 million of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), along with a joint statement issued by banking regulatory agencies, provided that short-term loan payment modifications made prior to December 31, 2021 to borrowers experiencing financial hardship due to the COVID-19 pandemic generally do not need to be accounted for as a troubled debt restructuring. As of September 30, 2022, the Company had no loans that were granted a payment modification due to a COVID-19 related financial hardship which had not returned to regular payments. As of December 31, 2021, the Company had $0.2 million of loans that were granted a payment modification due to a COVID-19 related financial hardship and had not returned to regular payments. Substantially all modifications were in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers received more than one loan payment modification.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022 and December 31, 2021, the Company pledged loans totaling $824.9 million and $567.0 million, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Beginning balance	$537	$1,350	$413	$1,397
Reclassification from non-accretable difference	283	280	500	433
Accretion income	(58)	(86)	(151)	(286)
Ending balance	$762	$1,544	$762	$1,544

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $976.1 million and $1.04 billion as of September 30, 2022 and December 31, 2021, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Beginning balance	$10,089	$7,319	$7,994	$5,934
Capitalized servicing rights	144	241	451	994
Fair value adjustment:
Attributable to payments and principal reductions	(362)	(451)	(1,048)	(1,408)
Attributable to changes in valuation inputs and assumptions	569	250	3,043	1,839
Total fair value adjustment	207	(201)	1,995	431
Ending balance	$10,440	$7,359	$10,440	$7,359

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FORECLOSED ASSETS

Foreclosed assets activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Beginning balance	$2,891	$7,757	$3,278	$4,168
Transfers from loans	—	—	27	4,856
Proceeds from sales	(29)	(354)	(476)	(1,583)
Sales through loan origination	—	(74)	—	(252)
Net gain on sales	20	108	118	321
Direct write-downs	(245)	(122)	(310)	(195)
Ending balance	$2,637	$7,315	$2,637	$7,315

Gains (losses) on foreclosed assets includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Direct write-downs	$(245)	$(122)	$(310)	$(195)
Net gain on sales	20	108	118	321
Gains (losses) on foreclosed assets	$(225)	$(14)	$(192)	$126

There were no foreclosed one-to-four family residential real estate properties held as of September 30, 2022. The carrying value of foreclosed one-to-four family residential real estate properties held as of December 31, 2021 was $0.2 million. As of September 30, 2022, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling $0.4 million. As of December 31, 2021, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling $0.1 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEPOSITS

The Company’s deposits are summarized below:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Noninterest-bearing deposits	$1,017,710	$1,087,659
Interest-bearing deposits:
Interest-bearing demand	1,131,284	1,105,949
Money market	584,202	583,198
Savings	641,139	633,171
Time	269,108	328,208
Total interest-bearing deposits	2,625,733	2,650,526
Total deposits	$3,643,443	$3,738,185

Money market deposits include $4.2 million of brokered deposits as of December 31, 2021. There were no brokered deposits as of September 30, 2022. Money market deposits also include $5.7 million and $6.9 million of reciprocal transaction deposits as of September 30, 2022 and December 31, 2021, respectively. Time deposits include $0.7 million and $0.9 million of reciprocal time deposits as of September 30, 2022, and December 31, 2021, respectively.

The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $25.8 million and $59.5 million as of September 30, 2022 and December 31, 2021, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $89.9 million and $133.1 million as of September 30, 2022 and December 31, 2021, respectively.

The components of interest expense on deposits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Interest-bearing demand	$144	$129	$430	$373
Money market	203	96	434	279
Savings	53	48	155	135
Time	187	291	643	1,034
Total interest expense on deposits	$587	$564	$1,662	$1,821

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	September 30, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets	$17,000	$614	$—	$—
Fair value recorded in other liabilities	—	—	17,000	(680)

As of September 30, 2022, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of September 30, 2022, counterparties had cash pledged and held on deposit by the Company of $0.6 million. As of December 31, 2021, the Company had cash pledged and held on deposit at counterparties of $0.8 million.

The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income (loss) to income	other comprehensive income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Designated as cash flow hedges:	(dollars in thousands)
Junior subordinated debentures interest expense	$(14)	$(105)	$(177)	$(306)

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	September 30, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$112,041	$8,622
Interest rate swaps with a financial institution counterparty	109,468	7,431	3,880	75
Total fair value recorded in other assets	$109,468	$7,431	$115,921	$8,697

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$109,468	$(7,431)	$3,880	$(75)
Interest rate swaps with a financial institution counterparty	—	—	112,041	(8,622)
Total fair value recorded in other liabilities	$109,468	$(7,431)	$115,921	$(8,697)

As of September 30, 2022, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2022 and 2042. As of December 31, 2021, the carrying value of debt securities pledged and held in safekeeping at a financial institution counterparty was $7.5 million.

The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$5,209	$1,843	$15,303	$12,281
Gross losses	(5,209)	(1,843)	(15,303)	(12,281)
Net gains (losses)	$—	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended September 30, 2022
Balance, June 30, 2022	$(42,061)	$(10,656)	$(103)	$(52,820)
Other comprehensive income (loss) before reclassifications	(35,358)	—	374	(34,984)
Reclassifications	—	504	14	518
Other comprehensive income (loss), before tax	(35,358)	504	388	(34,466)
Income tax expense (benefit)	(10,079)	144	111	(9,824)
Other comprehensive income (loss), after tax	(25,279)	360	277	(24,642)
Balance, September 30, 2022	$(67,340)	$(10,296)	$174	$(77,462)

Three Months Ended September 30, 2021
Balance, June 30, 2021	$13,260	$(3,840)	$(1,034)	$8,386
Other comprehensive loss before reclassifications	(5,676)	—	(8)	(5,684)
Reclassifications	—	195	105	300
Other comprehensive income (loss), before tax	(5,676)	195	97	(5,384)
Income tax expense	(1,618)	56	27	(1,535)
Other comprehensive income (loss), after tax	(4,058)	139	70	(3,849)
Balance, September 30, 2021	$9,202	$(3,701)	$(964)	$4,537

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Nine Months Ended September 30, 2022
Balance, December 31, 2021	$5,736	$(3,514)	$(751)	$1,471
Transfer from available-for-sale to held-to-maturity	7,664	(7,664)	—	—
Other comprehensive income (loss) before reclassifications	(112,931)	—	1,117	(111,814)
Reclassifications	—	1,234	177	1,411
Other comprehensive income (loss), before tax	(112,931)	1,234	1,294	(110,403)
Income tax expense (benefit)	(32,191)	352	369	(31,470)
Other comprehensive income (loss), after tax	(80,740)	882	925	(78,933)
Balance, September 30, 2022	$(67,340)	$(10,296)	$174	$(77,462)

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$19,578	$(118)	$(1,307)	$18,153
Transfer from available-for-sale to held-to-maturity	3,887	(3,887)	—	—
Other comprehensive income (loss) before reclassifications	(19,950)	—	173	(19,777)
Reclassifications	—	426	306	732
Other comprehensive income (loss), before tax	(19,950)	426	479	(19,045)
Income tax expense (benefit)	(5,687)	122	136	(5,429)
Other comprehensive income (loss), after tax	(14,263)	304	343	(13,616)
Balance, September 30, 2021	$9,202	$(3,701)	$(964)	$4,537

Reclassifications from accumulated other comprehensive income (loss) for unrealized gains (losses) on debt securities available-for-sale are included in gains (losses) on sales of securities in the accompanying consolidated statements of income.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Numerator:
Net income	$15,627	$13,715	$43,316	$42,677
Earnings allocated to participating securities	(17)	(25)	(51)	(81)
Numerator for earnings per share - basic and diluted	$15,610	$13,690	$43,265	$42,596

Denominator:
Weighted average common shares outstanding	28,787,662	27,340,926	28,887,757	27,377,809
Dilutive effect of outstanding restricted stock units	72,643	13,921	56,761	11,412
Weighted average common shares outstanding, including all dilutive potential shares	28,860,305	27,354,847	28,944,518	27,389,221

Earnings per share - Basic	$0.54	$0.50	$1.50	$1.56
Earnings per share - Diluted	$0.54	$0.50	$1.49	$1.56

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

The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Restricted stock units	$230	$153	$1,072	$415
Performance restricted stock units	119	75	530	123
Total awards classified as equity	349	228	1,602	538
Stock appreciation rights	51	(87)	35	43
Total stock-based compensation expense	$400	$141	$1,637	$581

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

During the nine months ended September 30, 2022 and 2021, the total grant date fair value of the restricted stock units granted was $0.9 million and $0.8 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock that vested during the nine months ended September 30, 2022 and 2021 was $0.7 million and $0.3 million, respectively.

The following is a summary of restricted stock unit activity:

	Three Months Ended September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	120,631	$17.98	99,597	$17.37
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(1,328)	18.35	—	—
Ending balance	119,303	$17.98	99,597	$17.37

	Nine Months Ended September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	109,244	$17.27	71,000	$18.98
Granted	46,312	19.11	50,347	15.72
Vested	(34,925)	17.26	(20,225)	18.86
Forfeited	(1,328)	18.35	(1,525)	18.11
Ending balance	119,303	$17.98	99,597	$17.37

As of September 30, 2022, unrecognized compensation cost related to the non-vested restricted stock units was $1.1 million. This cost is expected to be recognized over the weighted average remaining service period of 1.7 years.

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

During the nine months ended September 30, 2022 and 2021, the total fair value of the performance restricted stock units granted was $0.5 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date.

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

	Nine months ended September 30,
	2022		2021
		Weighted		Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	38,344	$15.72	—	$—
Granted	23,723	19.14	28,697	15.53
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	62,067	$17.02	28,697	$15.53

As of September 30, 2022, unrecognized compensation cost related to non-vested performance restricted stock units was $0.5 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.7 years.

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

The following is a summary of stock appreciation rights activity:

	Three Months Ended September 30,
	2022		2021
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	91,800	$16.32	97,920	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	91,800	$16.32	97,920	$16.32

	Nine Months Ended September 30,
	2022		2021
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	97,920	$16.32	105,570	$16.32
Granted	—	—	—	—
Exercised	(6,120)	16.32	(6,120)	16.32
Expired	—	—	(1,530)	16.32
Forfeited	—	—	—	—
Ending balance	91,800	$16.32	97,920	$16.32

A further summary of stock appreciation rights as of September 30, 2022, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	91,800	85,680	6.5	years

As of September 30, 2022, unrecognized compensation cost related to non-vested stock appreciation rights was $33 thousand.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022 and December 31, 2021, the liability recorded for outstanding stock appreciation rights was $0.5 million and $0.5 million, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	September 30, 2022	December 31, 2021
Risk-free interest rate	3.97%	1.40%
Expected volatility	36.17%	35.52%
Expected life (in years)	6.9	7.7
Expected dividend yield	3.53%	3.20%

As of September 30, 2022, the liability recorded for previously exercised stock appreciation rights was $0.5 million, which will be paid in two remaining annual installments in 2023 and 2024. As of December 31, 2021, the liability recorded for previously exercised stock appreciation rights was $0.8 million.

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

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of September 30, 2022 and December 31, 2021, the capital conservation buffer was 2.5% of risk-weighted assets.

As of September 30, 2022, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$507,277	16.34%	$248,395	8.00%	N/A	N/A
Heartland Bank and Trust Company	484,065	15.60	248,216	8.00	$310,271	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$442,841	14.26%	$186,296	6.00%	N/A	N/A
Heartland Bank and Trust Company	459,005	14.79	186,162	6.00	$248,216	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$406,243	13.08%	$139,722	4.50%	N/A	N/A
Heartland Bank and Trust Company	459,005	14.79	139,622	4.50	$201,676	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$442,841	10.44%	$169,611	4.00%	N/A	N/A
Heartland Bank and Trust Company	459,005	10.83	169,515	4.00	$211,894	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$479,320	16.88%	$227,115	8.00%	N/A	N/A
Heartland Bank and Trust Company	452,162	15.94	226,950	8.00	$283,688	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$416,068	14.66%	$170,336	6.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	170,213	6.00	$226,950	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$379,519	13.37%	$127,752	4.50%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	127,659	4.50	$184,397	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$416,068	9.84%	$169,171	4.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	10.13	169,070	4.00	$211,337	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements is summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022. There were no transfers between levels during the three and nine months ended September 30, 2022 and 2021. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis:

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$153,572	$—	$—	$153,572
U.S. government agency	—	57,023	—	57,023
Municipal	—	241,911	—	241,911
Mortgage-backed:
Agency residential	—	204,907	—	204,907
Agency commercial	—	137,376	—	137,376
Corporate	—	58,951	—	58,951
Equity securities with readily determinable fair values	2,996	—	—	2,996
Mortgage servicing rights	—	—	10,440	10,440
Derivative financial assets	—	8,045	—	8,045
Derivative financial liabilities	—	7,431	—	7,431

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$108,976	$—	$—	$108,976
U.S. government agency	—	128,105	—	128,105
Municipal	—	297,077	—	297,077
Mortgage-backed:
Agency residential	—	179,466	—	179,466
Agency commercial	—	164,061	—	164,061
Corporate	—	64,483	—	64,483
Equity securities with readily determinable fair values	3,443	—	—	3,443
Mortgage servicing rights	—	—	7,994	7,994
Derivative financial assets	—	8,697	—	8,697
Derivative financial liabilities	—	9,377	—	9,377

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2021 to September 30, 2022.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

September 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$10,440	Discounted cash flows	Constant pre-payment rates (CPR)	5.5% to 59.7% (8.2%)
			Discount rate	9.0% to 11.5% (9.3%)

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$7,994	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 88.9% (11.7%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$2,297	$—	$2,297
Collateral-dependent impaired loans	—	—	17,517	17,517
Bank premises held for sale	—	—	281	281
Foreclosed assets	—	—	2,637	2,637

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$4,942	$—	$4,942
Collateral-dependent impaired loans	—	—	22,423	22,423
Bank premises held for sale	—	—	1,452	1,452
Foreclosed assets	—	—	3,278	3,278

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

September 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$17,517	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	281	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	2,637	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$22,423	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	1,452	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,278	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	September 30, 2022		December 31, 2021
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$78,215	$78,215	$409,268	$409,268
Debt securities held-to-maturity	Level 2	546,694	481,692	336,185	336,027
Restricted stock	Level 3	4,050	4,050	2,739	2,739
Loans, net	Level 3	2,554,868	2,548,050	2,475,753	2,494,686
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	16,881	16,881	14,901	14,901

Financial liabilities:
Time deposits	Level 3	269,108	260,220	328,208	327,779
Securities sold under agreements to repurchase	Level 2	48,130	48,130	61,256	61,256
Subordinated notes	Level 3	39,376	37,667	39,316	41,602
Junior subordinated debentures	Level 3	37,763	36,210	37,714	33,640
Accrued interest payable	Level 2	607	607	1,043	1,043

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

Such commitments and conditional obligations were as follows:

	Contractual Amount
	September 30, 2022	December 31, 2021

	(dollars in thousands)
Commitments to extend credit	$667,788	$609,947
Standby letters of credit	16,918	12,960

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

The following is management’s discussion and analysis of the financial condition as of September 30, 2022 (unaudited), as compared with December 31, 2021, and the results of operations for the three and nine months ended September 30, 2022 and 2021 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022. Results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of results to be attained for the year ended December 31, 2022 or for any other period.

OVERVIEW

HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of business, commercial, wealth management, and retail banking products and services to businesses, families, and local governments throughout Central and Northeastern Illinois and Eastern Iowa. As of September 30, 2022, the Company had total assets of $4.2 billion, loans held for investment of $2.6 billion, and total deposits of $3.6 billion.

Market Area

We currently operate 58 full-service branches. We hold a leading deposit share in many of our Central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region.

	September 30, 2022	December 31, 2021

Total loans	(dollars in thousands)
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$495,896	$527,161
Champaign-Urbana	217,792	191,646
Chicago	1,272,588	1,196,605
Lincoln	79,564	87,153
Ottawa-Peru	90,418	101,117
Peoria	124,094	123,143
Total Illinois	2,280,352	2,226,825
Iowa	299,576	272,864
Total loans	$2,579,928	$2,499,689

Total deposits
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$851,612	$887,587
Champaign-Urbana	218,068	203,899
Chicago	1,257,235	1,237,486
Lincoln	187,056	203,098
Ottawa-Peru	383,932	407,156
Peoria	606,430	610,155
Total Illinois	3,504,333	3,549,381
Iowa	139,110	188,804
Total deposits	$3,643,443	$3,738,185

Pending Town and Country Acquisition

On August 23, 2022, HBT Financial and Town and Country Financial Corporation (“Town and Country”), the holding company for Town and Country Bank, jointly announced the signing of a merger agreement pursuant to which HBT Financial will acquire Town and Country and Town and Country Bank. The acquisition will further enhance HBT Financial’s footprint in Central Illinois and expand HBT Financial’s footprint into metro-east St. Louis. The acquisition is expected to close in the first quarter of 2023, subject to Town and Country shareholder approval, regulatory approvals, and other customary closing conditions. During the three months ended September 30, 2022, HBT Financial incurred $0.5 million in pre-tax acquisition expenses related to the planned acquisition of Town and Country, comprised of legal and professional fees included in other noninterest expense in the consolidated statements of income.

NXT Bancorporation, Inc. Acquisition

On October 1, 2021, HBT Financial completed its acquisition of NXT Bancorporation, Inc. (“NXT”), the holding company for NXT Bank. The acquisition expanded HBT Financial’s footprint into Eastern Iowa with four locations that began operating as branches of Heartland Bank following the merger and system conversion of NXT Bank into Heartland Bank in December 2021. After considering business combination accounting adjustments, NXT added total assets of $234.1 million, total loans of $194.6 million, and total deposits of $181.6 million.

Cash consideration of $10.6 million and stock consideration of approximately 1.8 million shares of HBT Financial common stock resulted in aggregate consideration of $39.9 million. Goodwill of $5.7 million was recorded in the acquisition.

The acquisition of NXT provides an opportunity to utilize HBT Financial’s existing excess liquidity to replace NXT’s higher cost funding. Additionally, our broader range of products and services and greater ability to meet larger borrowing needs provides an opportunity to expand NXT customer relationships.

We did not incur expenses related to the acquisition of NXT during the three and nine months ended September 30, 2022. We incurred the following pre-tax acquisition expenses related to the acquisition of NXT during the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(dollars in thousands)
Furniture and equipment	$1	$1
Data processing	150	157
Marketing and customer relations	4	4
Legal fees and other noninterest expense	225	375
Total NXT acquisition-related expenses	$380	$537

Branch Rationalization Plan

In April 2021, the Company made plans to close or consolidate six branches. One branch was consolidated during the second quarter of 2021, and the remaining five branches were closed during the third quarter of 2021. The Company estimated annual pre-tax cost savings, net of associated revenue impacts, related to the branch rationalization plan to be approximately $1.1 million.

The Company incurred the following pre-tax branch closure expenses during the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(dollars in thousands)
NONINTEREST INCOME
Gains (losses) on other assets	$(648)	$(682)

NONINTEREST EXPENSE
Salaries	(5)	53
Marketing and customer relations	1	6
Legal fees and other noninterest expense	—	7
Total noninterest expense	(4)	66
Total branch closure costs	$644	$748

Paycheck Protection Program Loans

During 2021 and 2020, we funded a total of $290.1 million of Paycheck Protection Program (“PPP”) loans. The vast majority of those loans have received full forgiveness, and outstanding PPP loans totaled $0.1 million as of September 30, 2022.

Income recognition for the fees collected at origination, net of associated origination costs, is deferred and recognized over the loan term on a level yield basis. Recognition of net deferred origination fees is accelerated upon loan forgiveness or repayment prior to contractual maturity. Net deferred origination fees on PPP loans recognized as taxable loan interest income totaled $0.1 million and $3.0 million during the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $7.6 million during the nine months ended September 30, 2022 and 2021, respectively.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Economic Conditions

The Company's business and financial performance are affected by economic conditions generally in the U.S. and more directly in the Illinois and Iowa markets where we primarily operate. The significant economic factors that are most relevant to our business and our financial performance include the general economic conditions in the U.S. and in the Company's markets (including the effect of inflationary pressures and supply chain constraints), unemployment rates, real estate markets, and interest rates.

COVID-19 Pandemic

Although the Company has had continuous business operations since the beginning of the COVID-19 pandemic, the pandemic has caused significant economic disruption throughout the U.S. and the communities that we serve. While the economic outlook has generally improved relative to 2020 and 2021, there remains uncertainty surrounding the longer lasting impact on specific industries and potential surges in COVID-19 infections with new virus variants. As a result, the businesses we serve may be adversely impacted, and the ability of our customers to fulfill their contractual obligations to us may deteriorate.

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

Competition

Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks in all our markets and, to a lesser extent, with money center banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies, FinTechs and other financial institutions operating within the areas we serve. We compete by emphasizing personalized service and efficient decision-making tailored to individual needs. We do not rely on any individual, group, or entity for a material portion of our loans or our deposits. We continue to see increased competitive pressures on loan rates and terms which may affect our financial results in the future.

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

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands, except per share amounts)
Consolidated Statement of Income Information
Total interest and dividend income	$39,014	$32,115	$108,106	$93,868
Total interest expense	1,624	1,400	4,415	4,324
Net interest income	37,390	30,715	103,691	89,544
Provision for loan losses	386	(1,667)	(53)	(7,234)
Net interest income after provision for loan losses	37,004	32,382	103,744	96,778
Total noninterest income	8,234	8,392	26,828	27,974
Total noninterest expense	23,998	22,167	71,997	66,865
Income before income tax expense	21,240	18,607	58,575	57,887
Income tax expense	5,613	4,892	15,259	15,210
Net income	$15,627	$13,715	$43,316	$42,677

Adjusted net income (1)	$15,856	14,479	$41,919	$42,680

Net interest income (tax-equivalent basis) (1) (2)	$38,064	$31,223	$105,492	$91,058

Share and Per Share Information
Earnings per share - Diluted	$0.54	$0.50	$1.49	$1.56
Adjusted earnings per share - Diluted (1)	0.55	0.53	1.45	1.56

Weighted average shares of common stock outstanding	28,787,662	27,340,926	28,887,757	27,377,809

Summary Ratios
Net interest margin *	3.65%	3.18%	3.36%	3.19%
Net interest margin (tax-equivalent basis) * (1) (2)	3.72	3.23	3.41	3.24
Yield on loans *	4.91	4.86	4.66	4.69
Yield on interest-earning assets *	3.81	3.33	3.50	3.34
Cost of interest-bearing liabilities *	0.23	0.22	0.21	0.23
Cost of total deposits *	0.06	0.07	0.06	0.07

Efficiency ratio	52.07%	56.04%	54.60%	56.22%
Efficiency ratio (tax-equivalent basis) (1) (2)	51.31	55.32	53.86	55.50

Return on average assets *	1.47%	1.37%	1.35%	1.47%
Return on average stockholders' equity *	16.27	14.29	14.91	15.42
Return on average tangible common equity * (1)	17.70	15.32	16.20	16.59

Adjusted return on average assets * (1)	1.49%	1.45%	1.31%	1.47%
Adjusted return on average stockholders' equity * (1)	16.51	15.08	14.43	15.43
Adjusted return on average tangible common equity * (1)	17.96	16.18	15.67	16.59

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

For the three months ended September 30, 2022, net income was $15.6 million, increasing by $1.9 million, or 13.9%, when compared to net income for the three months ended September 30, 2021. Notable changes include the following:

●	A $6.7 million increase in net interest income, primarily attributable to higher average balances of interest-earning assets following the NXT acquisition in the fourth quarter of 2021, a more favorable asset mix, and higher yields on interest-earning assets which more than offset a $2.9 million decrease in PPP loan fees recognized as loan interest income;
●	A provision for loan losses of $0.4 million was recognized during the three months ended September 30, 2022, compared to a negative provision for loan losses of $1.7 million during the three months ended September 30, 2021;
●	A $1.8 million increase in noninterest expense, primarily reflecting a higher base level of noninterest expense following the NXT acquisition; and
●	A $0.9 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity due to increases in interest rates.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, net income was $43.3 million, increasing by $0.6 million, or 1.5%, when compared to net income for the nine months ended September 30, 2021. Notable changes include the following:

●	A $14.1 million increase in net interest income, primarily attributable to higher average balances of interest-earning assets following the NXT acquisition in the fourth quarter of 2021, a more favorable asset mix, and higher yields on interest-earning assets which more than offset a $6.1 million decrease in PPP loan fees recognized as loan interest income;
●	A negative provision for loan losses of $0.1 million was recognized during the nine months ended September 30, 2022, compared to a negative provision for loan losses of $7.2 million during the nine months ended September 30, 2021;
●	A $3.7 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity due to increases in interest rates; and
●	A $5.1 million increase in noninterest expense, primarily reflecting a higher base level of noninterest expense following the NXT acquisition.

Net Interest Income

Net interest income equals the excess of interest income on interest earning assets (including discount accretion on acquired loans plus certain loan fees) over interest expense incurred on interest-bearing liabilities. Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds, principally noninterest-bearing demand deposits and stockholders’ equity, also support interest-earning assets.

The following tables set forth average balances, average yields and costs, and certain other information for the three and nine months ended September 30, 2022 and 2021. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	September 30, 2022			September 30, 2021
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,481,920	$30,697	4.91%	$2,135,476	$26,176	4.86%
Securities	1,470,092	7,842	2.12	1,180,513	5,735	1.93
Deposits with banks	105,030	458	1.73	513,158	190	0.15
Other	2,936	17	2.25	2,739	14	2.00
Total interest-earning assets	4,059,978	$39,014	3.81%	3,831,886	$32,115	3.33%
Allowance for loan losses	(24,717)			(26,470)
Noninterest-earning assets	173,461			159,635
Total assets	$4,208,722			$3,965,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,137,072	$144	0.05%	$1,020,216	$129	0.05%
Money market	577,388	203	0.14	510,183	96	0.07
Savings	649,752	53	0.03	608,436	48	0.03
Time	271,870	187	0.27	275,224	291	0.42
Total interest-bearing deposits	2,636,082	587	0.09	2,414,059	564	0.09
Securities sold under agreements to repurchase	50,427	9	0.07	49,923	8	0.06
Borrowings	11,967	85	2.80	326	1	0.46
Subordinated notes	39,365	470	4.73	39,285	470	4.74
Junior subordinated debentures issued to capital trusts	37,755	473	4.97	37,688	357	3.76
Total interest-bearing liabilities	2,775,596	$1,624	0.23%	2,541,281	$1,400	0.22%
Noninterest-bearing deposits	1,031,407			1,016,384
Noninterest-bearing liabilities	20,736			26,523
Total liabilities	3,827,739			3,584,188
Stockholders' Equity	380,983			380,863
Total liabilities and stockholders’ equity	$4,208,722			$3,965,051

Net interest income/Net interest margin (1)		$37,390	3.65%		$30,715	3.18%
Tax-equivalent adjustment (2)		674	0.07		508	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$38,064	3.72%		$31,223	3.23%
Net interest rate spread (4)			3.58%			3.11%
Net interest-earning assets (5)	$1,284,382			$1,290,605
Ratio of interest-earning assets to interest-bearing liabilities	1.46			1.51
Cost of total deposits			0.06%			0.07%

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$2,485,501	$86,687	4.66%	$2,217,463	$77,738	4.69%
Securities	1,405,245	20,332	1.93	1,102,808	15,706	1.90
Deposits with banks	237,646	1,037	0.58	432,971	385	0.12
Other	2,829	50	2.36	2,655	39	1.95
Total interest-earning assets	4,131,221	$108,106	3.50%	3,755,897	$93,868	3.34%
Allowance for loan losses	(24,467)			(29,069)
Noninterest-earning assets	172,243			157,287
Total assets	$4,278,997			$3,884,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,146,635	$430	0.05%	$1,012,557	$373	0.05%
Money market	585,815	434	0.10	498,441	279	0.07
Savings	653,659	155	0.03	584,226	135	0.03
Time	289,000	643	0.30	286,685	1,034	0.48
Total interest-bearing deposits	2,675,109	1,662	0.08	2,381,909	1,821	0.10
Securities sold under agreements to repurchase	51,503	26	0.07	47,827	23	0.06
Borrowings	4,344	87	2.67	421	2	0.43
Subordinated notes	39,345	1,409	4.79	39,265	1,409	4.80
Junior subordinated debentures issued to capital trusts	37,738	1,231	4.36	37,671	1,069	3.79
Total interest-bearing liabilities	2,808,039	$4,415	0.21%	2,507,093	$4,324	0.23%
Noninterest-bearing deposits	1,060,566			976,884
Noninterest-bearing liabilities	21,883			30,205
Total liabilities	3,890,488			3,514,182
Stockholders' Equity	388,509			369,933
Total liabilities and stockholders’ equity	$4,278,997			3,884,115

Net interest income/Net interest margin (1)		$103,691	3.36%		$89,544	3.19%
Tax-equivalent adjustment (2)		1,801	0.05		1,514	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$105,492	3.41%		$91,058	3.24%
Net interest rate spread (4)			3.29%			3.11%
Net interest-earning assets (5)	$1,323,182			$1,248,804
Ratio of interest-earning assets to interest-bearing liabilities	1.47			1.50
Cost of total deposits			0.06%			0.07%

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income, which includes contractual interest on loans, loan fees, and accretion of acquired loan discounts.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		Yield		Yield		Yield		Yield
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$29,308	4.69%	$22,324	4.14%	$81,195	4.36%	$67,096	4.04%
Loan fees (excluding PPP loans)	1,030	0.16	631	0.12	3,309	0.18	2,609	0.16
PPP loan fees	106	0.02	3,017	0.56	1,487	0.08	7,604	0.46
Accretion of acquired loan discounts	253	0.04	204	0.04	696	0.04	429	0.03
Total loan interest income	$30,697	4.91%	$26,176	4.86%	$86,687	4.66%	$77,738	4.69%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		Net Interest		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin		Margin
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$29,308	2.86%	$22,324	2.31%	$81,195	2.63%	$67,096	2.39%
Contractual interest on securities	9,570	0.94	7,387	0.77	25,669	0.83	20,911	0.75
Contractual interest on deposits with banks	458	0.05	190	0.02	1,037	0.03	385	0.01
Loan fees (excluding PPP loans)	1,030	0.10	631	0.07	3,309	0.11	2,609	0.09
PPP loan fees	106	0.01	3,017	0.31	1,487	0.05	7,604	0.27
Accretion of acquired loan discounts	253	0.02	204	0.02	696	0.02	429	0.02
Securities amortization, net	(1,728)	(0.17)	(1,652)	(0.17)	(5,337)	(0.17)	(5,205)	(0.19)
Other	17	—	14	—	50	—	39	—
Total interest income	39,014	3.81	32,115	3.33	108,106	3.50	93,868	3.34

Interest expense:
Contractual interest on deposits	624	0.06	561	0.06	1,817	0.06	1,812	0.06
Contractual interest on other interest-bearing liabilities	985	0.10	694	0.08	2,467	0.08	2,088	0.07
Other	15	—	145	0.01	131	—	424	0.02
Total interest expense	1,624	0.16	1,400	0.15	4,415	0.14	4,324	0.15
Net interest income	37,390	3.65	30,715	3.18	103,691	3.36	89,544	3.19
Tax equivalent adjustment (1)	674	0.07	508	0.05	1,801	0.05	1,514	0.05
Net interest income (tax equivalent) (1) (2)	$38,064	3.72%	$31,223	3.23%	$105,492	3.41%	$91,058	3.24%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	vs.			vs.
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$4,283	$238	$4,521	$9,350	$(401)	$8,949
Securities	1,506	601	2,107	4,372	254	4,626
Deposits with banks	(262)	530	268	(244)	896	652
Other	1	2	3	3	8	11
Total interest-earning assets	5,528	1,371	6,899	13,481	757	14,238

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	15	—	15	50	7	57
Money market	14	93	107	55	100	155
Savings	3	2	5	17	3	20
Time	(4)	(100)	(104)	8	(399)	(391)
Total interest-bearing deposits	28	(5)	23	130	(289)	(159)
Securities sold under agreements to repurchase	—	1	1	2	1	3
Borrowings	73	11	84	55	30	85
Subordinated notes	1	(1)	—	3	(3)	—
Junior subordinated debentures issued to capital trusts	1	115	116	2	160	162
Total interest-bearing liabilities	103	121	224	192	(101)	91
Change in net interest income	$5,425	$1,250	$6,675	$13,289	$858	$14,147

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Net interest income for the three months ended September 30, 2022, was $37.4 million, increasing $6.7 million, or 21.7%, from the three months ended September 30, 2021. The increase is primarily attributable to higher average balances of interest-earnings assets following the NXT acquisition and a more favorable asset mix. These balance changes, as well as higher yields on interest-earning assets driven by recent increases in benchmark interest rates, more than offset a $2.9 million decrease in PPP loan fees recognized as loan interest income.

Net interest margin increased to 3.65% for the three months ended September 30, 2022 compared to 3.18% for the three months ended September 30, 2021. The increase was primarily attributable to a more favorable mix of interest-earnings assets as well as higher yields on interest-earning assets. Additionally, the contribution of PPP loan fees to net interest margin decreased to 1 basis point during the three months ended September 30, 2022 from 31 basis points during the three months ended September 30, 2021. This decrease was more than offset by an increase in contractual interest on loans, driven by recent increases in benchmark interest rates.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Net interest income for the nine months ended September 30, 2022, was $103.7 million, increasing $14.1 million, or 15.8%, from the nine months ended September 30, 2021. The increase is primarily attributable to higher average balances of interest-earning assets following the NXT acquisition and a more favorable asset mix. These balances changes more than offset a $6.1 million decrease in PPP loan fees recognized as loan interest income.

Net interest margin increased to 3.36% for the nine months ended September 30, 2022 compared to 3.19% for the nine months ended September 30, 2021. The contribution of PPP loans to net interest margin decreased to 5 basis points during the nine months ended September 30, 2022 from 27 basis points during the nine months ended September 30, 2021. This decrease was more than offset by an increase in contractual interest on loans, driven by recent increases in benchmark interest rates.

The quarterly net interest margins were as follows:

	2022	2021
Three months ended:
March 31	3.08%	3.25%
June 30	3.34	3.14
September 30	3.65	3.18
December 31	—	3.17

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

In 2021, the FOMC began to taper the pace of its security purchases, and, in March 2022, the FOMC raised the target range for the federal funds rate. Since March 2022, the FOMC has raised the target range for the federal funds rate several times, setting the target range for the federal funds rate to 3.75% to 4.00% at the November 2022 meeting, and indicated that the FRB will continue reducing its security holdings. Additionally, the FOMC indicated that it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments in determining the pace of future increases in the target range.

As a result of these developments, market interest rates have risen which has led to improvements in our net interest margin. In general, we believe that increases in market interest rates will lead to improved net interest margins while decreases in market interest rates will result in lower net interest margins. Additionally, these recent increases in market interest rates have increased competition for deposits. As a result, we expect  deposit costs to increase during the rest of 2022 and deposits balances may decrease and be replaced by higher cost funding sources, such as FHLB advances, brokered deposits, or other wholesale funding. Although funding costs are expected to increase during the remainder of 2022, such increased funding costs should be more than offset by continued increases in interest-earning asset yields resulting from the higher market interest rates.

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

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

The Company recorded a provision for loan losses of $0.4 million during the three months ended September 30, 2022, compared to a negative provision for loan losses of $1.7 million during the three months ended September 30, 2021. The provision during the three months ended September 30, 2022 was primarily due to a $128.1 million increase in loans, resulting in a $1.1 million increase in general reserves. Mostly offsetting this increase was a $0.7 million decrease in specific reserves on loans individually evaluated for impairment.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

The Company recorded a negative provision for loan losses of $0.1 million during the nine months ended September 30, 2022, compared to a negative provision for loan losses of $7.2 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, net recoveries of $1.2 million were mostly offset by a $1.1 million increase in required reserves, which included a $0.8 million increase in specific reserves on loans individually evaluated for impairment.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change

	(dollars in thousands)
Card income	$2,569	$2,509	$60	$7,687	$7,216	$471
Wealth management fees	2,059	2,036	23	6,670	6,013	657
Service charges on deposit accounts	1,927	1,677	250	5,371	4,364	1,007
Mortgage servicing	697	699	(2)	2,016	2,095	(79)
Mortgage servicing rights fair value adjustment	351	40	311	2,446	1,425	1,021
Gains on sale of mortgage loans	354	1,257	(903)	1,267	4,919	(3,652)
Unrealized gains (losses) on equity securities	(107)	28	(135)	(447)	74	(521)
Gains (losses) on foreclosed assets	(225)	(14)	(211)	(192)	126	(318)
Gains (losses) on other assets	(31)	(672)	641	119	(719)	838
Income on bank owned life insurance	41	—	41	122	—	122
Other noninterest income	599	832	(233)	1,769	2,461	(692)
Total noninterest income	$8,234	$8,392	$(158)	$26,828	$27,974	$(1,146)

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Total noninterest income for the three months ended September 30, 2022, was $8.2 million, a decrease of $0.2 million, or 1.9%, from the three months ended September 30, 2021. Notable changes in noninterest income include the following:

●	A $0.9 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity due to recent interest rate increases;
●	A $0.6 million improvement in gains (losses) on other assets, as the 2021 results include impairment losses of $0.6 million related to branches closed during the third quarter of 2021, pursuant to our branch rationalization plan;
●	A $0.3 million increase in the mortgage servicing rights fair value adjustment, primarily resulting from slower mortgage prepayment speed assumptions; and
●	A $0.3 million increase in service charges on deposit accounts.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Total noninterest income for the nine months ended September 30, 2022, was $26.8 million, a decrease of $1.1 million, or 4.1%, from the nine months ended September 30, 2021. Notable changes in noninterest income include the following:

●	A $3.7 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity, due to recent interest rate increases;
●	A $1.0 million increase in the mortgage servicing rights fair value adjustment, primarily resulting from slower mortgage prepayment speed assumptions;
●	A $1.0 million increase in service charges on deposit accounts;
●	A $0.8 million improvement in gains (losses) on other assets, as the 2021 results include impairment losses of $0.7 million related to branches closed during the third quarter of 2021, pursuant to our branch rationalization plan;
●	A $0.7 million increase in wealth management fees, reflecting a $0.4 million increase in farm management fees, primarily due to a $0.3 million increase in farm real estate brokerage fees;
●	A $0.7 million decrease in other noninterest income, primarily resulting from a $0.4 million decrease in fees collected on loans due to a lower level of mortgage refinancing activity; and
●	A $0.5 million increase in card income primarily due to increased debit and credit card transaction volume.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change

	(dollars in thousands)
Salaries	$12,752	$11,835	$917	$38,489	$36,486	$2,003
Employee benefits	1,771	1,455	316	6,199	4,549	1,650
Occupancy of bank premises	1,979	1,610	369	5,780	5,011	769
Furniture and equipment	668	657	11	1,843	1,883	(40)
Data processing	1,631	1,767	(136)	5,274	5,176	98
Marketing and customer relations	880	883	(3)	2,936	2,291	645
Amortization of intangible assets	243	252	(9)	733	799	(66)
FDIC insurance	302	279	23	888	763	125
Loan collection and servicing	336	400	(64)	771	1,098	(327)
Foreclosed assets	97	242	(145)	260	704	(444)
Other noninterest expense	3,339	2,787	552	8,824	8,105	719
Total noninterest expense	$23,998	$22,167	$1,831	$71,997	$66,865	$5,132

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Total noninterest expense for the three months ended September 30, 2022, was $24.0 million, an increase of $1.8 million, or 8.3%, from the three months ended September 30, 2021. Notable changes in noninterest expense include the following:

●	Following the NXT acquisition on October 1, 2021, there was a higher base level of noninterest expense, primarily related to personnel costs and branch operations; and
●	A $0.6 million increase in other noninterest expense, in part due to legal and professional fees related to the acquisition of Town and Country.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Total noninterest expense for the nine months ended September 30, 2022, was $72.0 million, an increase of $5.1 million, or 7.7%, from the nine months ended September 30, 2021. Notable changes in noninterest expense include the following:

●	Following the NXT acquisition on October 1, 2021, there was a higher base level of noninterest expense, primarily related to personnel costs and branch operations;
●	The $1.7 million increase in employee benefits expenses also included accelerated recognition of $0.6 million of stock compensation expense during February 2022 as a result of a modification to all outstanding restricted stock unit and performance restricted stock unit agreements to address treatment upon retirement. Total compensation costs related to the modified agreements remains the same, and stock compensation expense in periods subsequent to the modification are reduced as a result. The net impact of the modification was a $0.5 million increase in stock compensation expense during the nine months ended September 30, 2022;
●	A $0.6 million increase in marketing expense, primarily due to variations in timing of marketing campaigns as well as a slightly higher marketing budget relative to 2021; and
●	A $0.4 million decrease in foreclosed asset expense, primarily due to fewer foreclosed properties held in 2022 relative to 2021.

Income Taxes

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

During the three months ended September 30, 2022 and 2021, we recorded income tax expense of $5.6 million and $4.9 million, respectively, with the effective tax rates remaining nearly unchanged at 26.4% and 26.3%, respectively.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

We recorded income tax expense of $15.3 million, or a 26.1% effective tax rate, during the nine months ended September 30, 2022, compared to $15.2 million, or a 26.3% effective tax rate, during the nine months ended September 30, 2021. The slight decrease in effective tax rate was primarily due to lower overall state income taxes.

FINANCIAL CONDITION

	September 30,	December 31,
	2022	2021	$ Change	% Change

Consolidated Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$78,215	$409,268	$(331,053)	(80.9)%
Debt securities available-for-sale, at fair value	853,740	942,168	(88,428)	(9.4)
Debt securities held-to-maturity	546,694	336,185	210,509	62.6
Loans held for sale	2,297	4,942	(2,645)	(53.5)

Loans, before allowance for loan losses	2,579,928	2,499,689	80,239	3.2
Less: allowance for loan losses	25,060	23,936	1,124	4.7
Loans, net of allowance for loan losses	2,554,868	2,475,753	79,115	3.2

Goodwill	29,322	29,322	—	—
Core deposit intangible assets, net	1,210	1,943	(733)	(37.7)
Other assets	146,978	114,673	32,305	28.2
Total assets	$4,213,324	$4,314,254	$(100,930)	(2.3)%

Total deposits	$3,643,443	$3,738,185	$(94,742)	(2.5)%
Securities sold under agreements to repurchase	48,130	61,256	(13,126)	(21.4)
Borrowings	60,000	—	60,000	NM
Subordinated notes	39,376	39,316	60	0.2
Junior subordinated debentures	37,763	37,714	49	0.1
Other liabilities	25,539	25,902	(363)	(1.4)
Total liabilities	3,854,251	3,902,373	(48,122)	(1.2)
Total stockholders' equity	359,073	411,881	(52,808)	(12.8)
Total liabilities and stockholders' equity	$4,213,324	$4,314,254	$(100,930)	(2.3)%

Tangible assets (1)	$4,182,792	$4,282,989	$(100,197)	(2.3)%
Tangible common equity (1)	328,541	380,616	(52,075)	(13.7)

Core deposits (1)	$3,617,614	$3,674,435	$(56,821)	(1.5)%

Share and Per Share Information
Book value per share	$12.49	$14.21
Tangible book value per share (1)	11.43	13.13

Shares of common stock outstanding	28,752,626	28,986,061

Balance Sheet Ratios
Loan to deposit ratio	70.81%	66.87%
Core deposits to total deposits (1)	99.29	98.29
Stockholders' equity to total assets	8.52	9.55
Tangible common equity to tangible assets (1)	7.85	8.89
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

NM   Not meaningful

Total assets were $4.21 billion at September 30, 2022, a decrease of $100.9 million, or 2.3%, from December 31, 2021. Notable changes in our consolidated balance sheet include the following:

●	Excess liquidity, including excess cash held at December 31, 2021, was reinvested into debt securities, which increased by $122.1 million, and loans held for investment which increased $80.2 million;
●	Loans increased by $80.2 million with growth in most of our geographic markets, which was partially offset by a $29.4 million decrease due to forgiveness of PPP loans;
●	Total deposits decreased by $94.7 million, primarily due to lower balances maintained in retail and business accounts;
●	Increases in market interest rates since December 31, 2021 drove a decrease in fair value of debt securities resulting in $112.9 million of unrealized losses in the available-for-sale portfolio and substantially contributing to a total decrease of $78.9 million in accumulated other comprehensive income (loss); and
●	Borrowings, consisting of short-term FHLB advances, increased $60.0 million and were utilized to fund short-term liquidity needs.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	September 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$240,671	9.4%	$286,946	11.5%
Agricultural and farmland	245,234	9.5	247,796	9.9
Commercial real estate - owner occupied	226,524	8.8	234,544	9.4
Commercial real estate - non-owner occupied	718,089	27.8	684,023	27.4
Multi-family	260,630	10.1	263,911	10.5
Construction and land development	364,290	14.1	298,048	11.9
One-to-four family residential	328,667	12.7	327,837	13.1
Municipal, consumer, and other	195,823	7.6	156,584	6.3
Loans, before allowance for loan losses	2,579,928	100.0%	2,499,689	100.0%
Allowance for loan losses	(25,060)		(23,936)
Loans, net of allowance for loan losses	$2,554,868		$2,475,753

PPP loans (included above)
Commercial and industrial	$65	—%	$28,404	1.1%
Agricultural and farmland	—	—	913	0.1
Municipal, consumer, and other	—	—	171	—
Total PPP loans	$65	—%	$29,488	1.2%

Loans, before allowance for loan losses were $2.58 billion at September 30, 2022, an increase of $80.2 million, or 3.2%, from December 31, 2021, with growth in most of our geographic markets that was partially offset by a $29.4 million decrease due to forgiveness of PPP loans. Additionally, we saw a slower pace of prepayments, beginning in the third quarter of 2022, as a result of recent increases in interest rates.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
September 30, 2022	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$148,942	$74,439	$17,290	$—	$240,671
Agricultural and farmland	102,255	94,534	45,160	3,285	245,234
Commercial real estate - owner occupied	15,409	142,469	65,635	3,011	226,524
Commercial real estate - non-owner occupied	80,362	433,608	203,610	509	718,089
Multi-family	22,742	169,870	68,018	—	260,630
Construction and land development	179,018	169,457	15,585	230	364,290
One-to-four family residential	77,530	110,074	79,327	61,736	328,667
Municipal, consumer, and other	85,266	18,681	70,953	20,923	195,823
Total	$711,524	$1,213,132	$565,578	$89,694	$2,579,928

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
September 30, 2022	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$11,999	$19	$12,018	$79,711	$91,729
Agricultural and farmland	7,602	5,917	13,519	129,460	142,979
Commercial real estate - owner occupied	33,033	18,964	51,997	159,118	211,115
Commercial real estate - non-owner occupied	69,743	14,891	84,634	553,093	637,727
Multi-family	25,774	431	26,205	211,683	237,888
Construction and land development	86,059	58	86,117	99,155	185,272
One-to-four family residential	63,235	23,618	86,853	164,284	251,137
Municipal, consumer, and other	31,375	11,845	43,220	67,337	110,557
Total	$328,820	$75,743	$404,563	$1,463,841	$1,868,404

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

The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	September 30, 2022	December 31, 2021

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$3,206	$2,763
Past due 90 days or more, still accruing (1)	—	16
Total nonperforming loans	3,206	2,779
Foreclosed assets	2,637	3,278
Total nonperforming assets	$5,843	$6,057

Allowance for loan losses	$25,060	$23,936
Loans, before allowance for loan losses	2,579,928	2,499,689

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	0.97%	0.96%
Allowance for loan losses to nonaccrual loans	781.66	866.30
Allowance for loan losses to nonperforming loans	781.66	861.32
Nonaccrual loans to loans, before allowance for loan losses	0.12	0.11
Nonperforming loans to loans, before allowance for loan losses	0.12	0.11
Nonperforming assets to total assets	0.14	0.14
Nonperforming assets to loans, before allowance for loan losses, and foreclosed assets	0.23	0.24
(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $22 thousand and $32 thousand as of September 30, 2022, and December 31, 2021, respectively.

Total nonperforming assets were $5.8 million at September 30, 2022, decreasing slightly since December 31, 2021. Our level of nonperforming assets has remained low in recent years, representing only 0.14% of total assets at both September 30, 2022 and December 31, 2021. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of nonperforming assets, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to these lower levels.

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

The following table presents TDRs by loan category.

	September 30, 2022			December 31, 2021
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total

	(dollars in thousands)
Commercial and industrial	$111	$—	$111	$203	$—	$203
Commercial real estate - owner occupied	1,532	—	1,532	1,671	—	1,671
Commercial real estate - non-owner occupied	1,225	—	1,225	1,278	—	1,278
One-to-four family residential	191	—	191	360	—	360
Total troubled debt restructurings	$3,059	$—	$3,059	$3,512	$—	$3,512

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

As of September 30, 2022 and December 31, 2021, our risk classifications of loans were as follows:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Pass	$2,449,735	$2,269,228
Pass-watch	57,798	148,285
Substandard	72,395	82,176
Doubtful	—	—
Total	$2,579,928	$2,499,689

Pass-watch loans decreased $90.5 million, or 61.0%, and substandard loans decreased $9.8 million, or 11.9%, from December 31, 2021 to September 30, 2022. This overall improvement was primarily driven by better economic conditions, relative to 2021, which resulted in both risk rating upgrades and paydowns.

Net Charge-offs and Recoveries

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for loan losses, by loan category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$11	$21	$(733)	$9
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	(1)	—	(101)	—
Commercial real estate - non-owner occupied	(3)	(6)	(273)	(19)
Multi-family	—	—	—	—
Construction and land development	(1)	(1)	(1)	(270)
One-to-four family residential	(42)	(87)	(256)	(49)
Municipal, consumer, and other	96	52	187	72
Total	$60	$(21)	$(1,177)	$(257)

Average loans, before allowance for loan losses
Commercial and industrial	$233,046	$289,372	$271,136	$363,497
Agricultural and farmland	235,273	236,444	232,762	226,096
Commercial real estate - owner occupied	212,997	192,419	220,463	200,857
Commercial real estate - non-owner occupied	675,086	554,279	687,024	548,752
Multi-family	265,690	212,980	254,836	221,986
Construction and land development	348,958	214,159	329,781	213,761
One-to-four family residential	327,272	302,214	328,199	309,095
Municipal, consumer, and other	183,598	133,609	161,300	133,419
Total	$2,481,920	$2,135,476	$2,485,501	$2,217,463

Net charge-offs (recoveries) to average loans, before allowance for loan losses *
Commercial and industrial	0.02%	0.03%	(0.36)%	—%
Agricultural and farmland	—	—	—	—
Commercial real estate - owner occupied	—	—	(0.06)	—
Commercial real estate - non-owner occupied	—	—	(0.05)	—
Multi-family	—	—	—	—
Construction and land development	—	—	—	(0.17)
One-to-four family residential	(0.05)	(0.11)	(0.10)	(0.02)
Municipal, consumer, and other	0.21	0.15	0.16	0.07
Total	0.01%	—%	(0.06)%	(0.02)%

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

Securities

The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of September 30, 2022, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	September 30, 2022
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. government agency	$2,005	0.15%	$—	—%	$2,005	0.15%
Municipal	5,575	2.74	2,492	3.56	8,067	2.99
Mortgage-backed:
Agency residential	134	2.09	—	—	134	2.09
Agency commercial	2,994	2.24	—	—	2,994	2.24
Corporate	4,995	2.58	—	—	4,995	2.58
Total	$15,703	2.26%	$2,492	3.56%	$18,195	2.44%

Due after 1 year through 5 years
U.S. Treasury	$119,734	1.33%	$—	—%	$119,734	1.33%
U.S. government agency	40,920	2.55	10,000	2.18	50,920	2.48
Municipal	57,900	2.09	15,934	3.24	73,834	2.34
Mortgage-backed:
Agency residential	13,673	2.32	8,389	1.62	22,062	2.06
Agency commercial	36,833	2.25	11,563	3.07	48,396	2.45
Corporate	16,884	4.29	—	—	16,884	4.29
Total	$285,944	2.00%	$45,886	2.67%	$331,830	2.09%

Due after 5 years through 10 years
U.S. Treasury	$50,161	1.49%	$—	—%	$50,161	1.49%
U.S. government agency	18,503	2.24	59,640	2.46	78,143	2.41
Municipal	143,423	1.74	19,800	3.35	163,223	1.94
Mortgage-backed:
Agency residential	78,677	2.10	3,964	3.51	82,641	2.17
Agency commercial	73,171	1.62	234,337	1.75	307,508	1.72
Corporate	38,816	4.00	—	—	38,816	4.00
Total	$402,751	2.00%	$317,741	2.00%	$720,492	2.00%

Due after 10 years
U.S. government agency	$—	—%	$18,778	2.71%	$18,778	2.71%
Municipal	72,813	1.88	4,618	3.56	77,431	1.98
Mortgage-backed:
Agency residential	131,254	2.42	92,977	3.61	224,231	2.92
Agency commercial	41,679	2.01	64,202	1.94	105,881	1.97
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$247,746	2.21%	$180,575	2.92%	$428,321	2.51%

Total
U.S. Treasury	$169,895	1.38%	$—	—%	$169,895	1.38%
U.S. government agency	61,428	2.38	88,418	2.48	149,846	2.44
Municipal	279,711	1.87	42,844	3.34	322,555	2.07
Mortgage-backed:
Agency residential	223,738	2.30	105,330	3.45	329,068	2.67
Agency commercial	154,677	1.89	310,102	1.84	464,779	1.85
Corporate	62,695	3.98	—	—	62,695	3.98
Total	$952,144	2.06%	$546,694	2.37%	$1,498,838	2.17%

SOURCES OF FUNDS

Deposits

Management continues to focus on growing non-maturity deposits, through the Company’s relationship-driven banking philosophy and community-focused marketing programs, and to deemphasize higher cost deposit categories, such as time deposits. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.

The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended September 30,						Percent
	2022			2021			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$1,031,407	28.1%	—%	$1,016,384	29.6%	—%	1.5%
Interest-bearing demand	1,137,072	31.0	0.05	1,020,216	29.8	0.05	11.5
Money market	577,388	15.8	0.14	510,183	14.9	0.07	13.2
Savings	649,752	17.7	0.03	608,436	17.7	0.03	6.8
Total non-maturity deposits	3,395,619	92.6	0.05	3,155,219	92.0	0.03	7.6
Time	271,870	7.4	0.27	275,224	8.0	0.42	(1.2)
Total deposits	$3,667,489	100.0%	0.06%	$3,430,443	100.0%	0.07%	6.9%

	Nine Months Ended September 30,						Percent
	2022			2021			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$1,060,566	28.4%	—%	$976,884	29.1%	—%	8.6%
Interest-bearing demand	1,146,635	30.7	0.05	1,012,557	30.2	0.05	13.2
Money market	585,815	15.7	0.10	498,441	14.8	0.07	17.5
Savings	653,659	17.5	0.03	584,226	17.4	0.03	11.9
Total non-maturity deposits	3,446,675	92.3	0.04	3,072,108	91.5	0.03	12.2
Time	289,000	7.7	0.30	286,685	8.5	0.48	0.8
Total deposits	$3,735,675	100.0%	0.06%	$3,358,793	100.0%	0.07%	11.2%

*      Annualized measure.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

The average balances of non-maturity deposits increased 7.6% from the three months ended September 30, 2021 to the three months ended September 30, 2022, with the increase primarily attributable to the NXT acquisition which added $139.4 million of non-maturity deposits on October 1, 2021. Time deposits decreased slightly due to continued run-off of higher cost time deposits which were mostly offset by the addition of $42.1 million of time deposits acquired from NXT.

Recent increases in market interest rates have increased competition for deposits. As a result, we expect  deposit costs to increase during the rest of 2022 and deposits balances may decrease. Additionally, outgoing deposits may be replaced by higher cost funding sources, such as FHLB advances, brokered deposits, or other wholesale funding.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

The average balances of non-maturity deposits increased 12.2% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022, with the increase primarily attributable to higher balances maintained by deposit customers following the receipt of federal economic stimulus, in the form of PPP loan proceeds by commercial customers and direct payments received by retail customers, although this trend began to reverse in the second quarter of 2022. Additionally, the NXT acquisition added $139.4 million of non-maturity deposits on October 1, 2021. Time deposits increased slightly due to the addition of $42.1 million of time deposits acquired from NXT which were mostly offset by the continued run-off of higher cost time deposits.

The following table sets forth time deposits by remaining maturity as of September 30, 2022:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$38,274	$34,853	$51,659	$54,376	$179,162
Amounts of $100,000 or more but less than $250,000	13,524	11,564	19,639	19,390	64,117
Amounts of $250,000 or more	9,190	4,766	7,175	4,698	25,829
Total time deposits	$60,988	$51,183	$78,473	$78,464	$269,108

As of September 30, 2022 and December 31, 2021, the Bank’s uninsured deposits, including related accrued interest, were estimated to be $772.0 million and $845.7 million, respectively.

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the FHLB. Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds available through federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total remaining credit available to the Bank from the FHLB at September 30, 2022 was $330.6 million.

As of September 30, 2022, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of September 30, 2022, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of September 30, 2022, the Holding Company had cash and cash equivalents of $22.7 million.

The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Holding Company’s ability to meet its ongoing short-term cash obligations. During the three and nine months ended September 30, 2022, the Bank paid $6.0 million and $18.0 million in dividends to the Holding Company, respectively. During the three and nine months ended September 30, 2021, the Bank did not pay a dividend to the Holding Company.

The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended September 30, 2022 and 2021, holding company operating expenses consisted of interest expense of $0.9 million and $0.8 million, respectively, and other operating expenses of $1.4 million and $1.3 million, respectively. During the nine months ended September 30, 2022 and 2021, holding company operating expenses consisted of interest expense of $2.6 million and $2.5 million, respectively, and other operating expenses of $4.0 million and $2.6 million, respectively.

Additionally, the Holding Company paid $4.6 million and $4.1 million of dividends to stockholders during the three months ended September 30, 2022 and 2021, respectively, and paid $14.0 million and $12.4 million of dividends to stockholders during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.

As of September 30, 2022, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of September 30, 2022, the Holding Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of September 30, 2022 and December 31, 2021, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of September 30, 2022 and December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	September 30,	December 31,	With Capital	Prompt Corrective
	2022	2021	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	16.34%	16.88%	10.50%	N/A
Heartland Bank and Trust Company	15.60	15.94	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.26%	14.66%	8.50%	N/A
Heartland Bank and Trust Company	14.79	15.09	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.08%	13.37%	7.00%	N/A
Heartland Bank and Trust Company	14.79	15.09	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	10.44%	9.84%	4.00	N/A
Heartland Bank and Trust Company	10.83	10.13	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

As of September 30, 2022, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.

Cash Dividends

During 2021, the Company paid quarterly cash dividends of $0.15 per share. On January 25, 2022, the Company announced an increase of $0.01 and paid a $0.16 per share dividend during the first, second, and third quarters of 2022.

Stock Repurchase Program

Under the Company’s stock repurchase program, the Company repurchased 78,571 shares of its common stock at a weighted average price of $18.22 during the three months ended September 30, 2022. The stock repurchase program has been paused until completion of the vote of Town and Country’s shareholders on the merger. Repurchases were conducted in compliance with Rule 10b-18 and in compliance with Regulation M under the Exchange Act. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2023. As of September 30, 2022, the Company had $10.2 million remaining under the current stock repurchase authorization.

OFF-BALANCE SHEET ARRANGEMENTS

As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit, commitments to sell loans, and interest rate swaps. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of September 30, 2022 and December 31, 2021, there were no reserves for unfunded commitments. For additional information, see “Note 14 – Commitments and Contingencies” to the consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are critical to the portrayal and understanding of the Company’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex. These estimates involve judgments, assumptions and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood. Further, changes in accounting standards could impact the Company’s critical accounting estimates. The following accounting estimate could be deemed critical:

Allowance for Loan losses

The allowance for loan losses (“allowance”) is an estimate of loan losses inherent in the Company’s loan portfolio. The allowance represents amounts that have been established to recognize incurred credit losses in the loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance. Loan losses are charged off against the allowance when the Company determines the loan balance to be uncollectible. Cash received on previously charged off amounts is recorded as a recovery to the allowance.

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
-
Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-
Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	● Total deposits, excluding: - Time deposits of $250,000 or more, and - Brokered deposits	● Provides investors with information regarding the stability of the Company’s sources of funds. ● We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net income	$15,627	$13,715	$43,316	$42,677
Adjustments:
Acquisition expenses	(462)	(380)	(462)	(537)
Branch closure expenses	—	(644)	—	(748)
Gains (losses) on sales of closed branch premises	(38)	—	141	—
Mortgage servicing rights fair value adjustment	351	40	2,446	1,425
Total adjustments	(149)	(984)	2,125	140
Tax effect of adjustments	(80)	220	(728)	(143)
Less adjustments after tax effect	(229)	(764)	1,397	(3)
Adjusted net income	$15,856	$14,479	$41,919	$42,680

Average assets	$4,208,722	$3,965,051	$4,278,997	$3,884,115

Return on average assets *	1.47%	1.37%	1.35%	1.47%
Adjusted return on average assets *	1.49	1.45	1.31	1.47

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$15,627	$13,715	$43,316	$42,677
Earnings allocated to participating securities (1)	(17)	(25)	(51)	(81)
Numerator for earnings per share - basic and diluted	$15,610	$13,690	$43,265	$42,596

Adjusted net income	$15,856	$14,479	$41,919	$42,680
Earnings allocated to participating securities (1)	(17)	(27)	(49)	(81)
Numerator for adjusted earnings per share - basic and diluted	$15,839	$14,452	$41,870	$42,599

Denominator:
Weighted average common shares outstanding	28,787,662	27,340,926	28,887,757	27,377,809
Dilutive effect of outstanding restricted stock units	72,643	13,921	56,761	11,412
Weighted average common shares outstanding, including all dilutive potential shares	28,860,305	27,354,847	28,944,518	27,389,221

Earnings per share - Basic	$0.54	$0.50	$1.50	$1.56
Earnings per share - Diluted	$0.54	$0.50	$1.49	$1.56

Adjusted earnings per share - Basic	$0.55	$0.53	$1.45	$1.56
Adjusted earnings per share - Diluted	$0.55	$0.53	$1.45	$1.56
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure – Net Interest Income and Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$37,390	$30,715	$103,691	$89,544
Tax-equivalent adjustment (1)	674	508	1,801	1,514
Net interest income (tax equivalent basis) (1)	$38,064	$31,223	$105,492	$91,058

Net interest margin (tax equivalent basis)
Net interest margin *	3.65%	3.18%	3.36%	3.19%
Tax-equivalent adjustment * (1)	0.07	0.05	0.05	0.05
Net interest margin (tax equivalent basis) * (1)	3.72%	3.23%	3.41%	3.24%

Average interest-earning assets	$4,059,978	$3,831,886	$4,131,221	$3,755,897

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$23,998	$22,167	$71,997	$66,865
Less: amortization of intangible assets	243	252	733	799
Adjusted noninterest expense	$23,755	$21,915	$71,264	$66,066

Net interest income	$37,390	$30,715	$103,691	$89,544
Total noninterest income	8,234	8,392	26,828	27,974
Operating revenue	45,624	39,107	130,519	117,518
Tax-equivalent adjustment (1)	674	508	1,801	1,514
Operating revenue (tax-equivalent basis) (1)	$46,298	$39,615	$132,320	$119,032

Efficiency ratio	52.07%	56.04%	54.60%	56.22%
Efficiency ratio (tax equivalent basis) (1)	51.31	55.32	53.86	55.50
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	September 30, 2022	December 31, 2021

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$359,073	$411,881
Less: Goodwill	29,322	29,322
Less: Core deposit intangible assets, net	1,210	1,943
Tangible common equity	$328,541	$380,616

Tangible Assets
Total assets	$4,213,324	$4,314,254
Less: Goodwill	29,322	29,322
Less: Core deposit intangible assets, net	1,210	1,943
Tangible assets	$4,182,792	$4,282,989

Total stockholders' equity to total assets	8.52%	9.55%
Tangible common equity to tangible assets	7.85	8.89

Shares of common stock outstanding	28,752,626	28,986,061

Book value per share	$12.49	$14.21
Tangible book value per share	11.43	13.13

Reconciliation of Non-GAAP Financial Measure – Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$380,983	$380,863	$388,509	$369,933
Less: Goodwill	29,322	23,620	29,322	23,620
Less: Core deposit intangible assets, net	1,356	2,152	1,597	2,414
Average tangible common equity	$350,305	$355,091	$357,590	$343,899

Net income	$15,627	$13,715	$43,316	$42,677
Adjusted net income	15,856	14,479	41,919	42,680

Return on average stockholders' equity *	16.27%	14.29%	14.91%	15.42%
Return on average tangible common equity *	17.70	15.32	16.20	16.59

Adjusted return on average stockholders' equity *	16.51%	15.08%	14.43%	15.43%
Adjusted return on average tangible common equity *	17.96	16.18	15.67	16.59

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Core Deposits
Total deposits	$3,643,443	$3,738,185
Less: time deposits of $250,000 or more	25,829	59,512
Less: brokered deposits	—	4,238
Core deposits	$3,617,614	$3,674,435

Core deposits to total deposits	99.29%	98.29%

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

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
September 30, 2022
+400	$100,521	12.7%	$18,090	10.8%	$30,453	16.9%
+300	92,248	11.7	14,152	8.4	24,407	13.5
+200	73,526	9.3	9,817	5.9	17,334	9.6
+100	44,161	5.6	5,115	3.0	9,293	5.1
-100	(70,856)	(9.0)	(8,801)	(5.2)	(13,809)	(7.6)
-200	(168,345)	(21.3)	(20,005)	(11.9)	(31,410)	(17.4)

December 31, 2021
+400	$92,106	19.7%	$23,230	18.7%	$38,485	31.7%
+300	76,708	16.4	17,938	14.5	30,487	25.1
+200	51,627	11.1	12,154	9.8	21,339	17.6
+100	12,453	2.7	5,818	4.7	11,062	9.1
-100	34,852	7.5	(4,098)	(3.3)	(7,746)	(6.4)

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On December 14, 2021, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $15 million of its common stock. The stock repurchase program will be in effect until January 1, 2023 with the timing of purchases and number of shares repurchased dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program may be suspended or discontinued at any time without notice. The stock repurchase program has been paused until completion of the vote of Town and Country’s shareholders on the merger.

The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2022, all of which were conducted in compliance with Rule 10b-18 and Regulation M under the Exchange Act:

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares That May Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
July 1 - 31, 2022	24,828	$17.71	24,828	$11,209
August 1 - 31, 2022	39,842	18.63	39,842	10,467
September 1 - 30, 2022	13,901	17.96	13,901	10,217
Total	78,571	$18.22	78,571	$10,217

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description
2.1 *

Agreement and Plan of Merger between HBT Financial, Inc., HB-T&C Merger, Inc. and Town and Country Financial Corporation dated August 23, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 23, 2022).

10.1 §

Employment Agreement, effective October 1, 2022, by and among HBT Financial, Inc., Heartland Bank and Trust Company and Peter Chapman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 18, 2022).

10.2 §

Transition Agreement by and among HBT Financial, Inc., Heartland Bank and Trust Company and Matthew J. Doherty, dated as of August 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 18, 2022).

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

**

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference.

§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HBT FINANCIAL, INC.

November 8, 2022	By:	/s/ Matthew J. Doherty
Matthew J. Doherty
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)