Form 10-K
period 2022-12-31
HBT Financial, Inc.
filed 2023-03-08
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $177.6 million, determined using a per share closing price for the registrant’s common stock on that date of $17.87, as quoted on The Nasdaq Global Select Market.

As of February 15, 2023, there were 32,145,546 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of HBT Financial, Inc. to be filed within 120 days of December 31, 2022.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings and liquidity. Forward looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	the strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints);
●	the economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or other threats thereof, or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	environmental liability associated with our lending activities;
●	the effects of changes in interest rates on our net interest income, net interest margin, our investments, our loan originations, and our modeling estimates relating to interest rate changes;
●	changes in and uncertainty related to benchmark interest rates used to price our loans, including the elimination of the London Interbank Offered Rate (“LIBOR”);
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from the Bank, pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to attract and retain skilled employees or changes in our management personnel;
●	any failure or interruption of our information and communications systems;
●	our ability to identify and address cybersecurity risks;
●	the effects of the failure of any component of our business infrastructure provided by a third party;
●	our ability to keep pace with technological changes;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States (“U.S.”) generally or in the States of Illinois and Iowa in particular;
●	the geographic concentration of our operations in the States of Illinois and Iowa;
●	our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to attract and retain customer deposits;
●	our ability to maintain the Bank’s reputation;
●	possible impairment of our goodwill and other intangible assets;
●	the impact of, and changes in applicable laws, regulations and accounting standards and policies;
●	unexpected outcomes of existing or new litigation involving the Company, including the proposed settlement of the legal actions discussed in “Note 23 – Commitments and Contingencies – Legal Contingencies” to the consolidated financial statements;
●	our prior status as an S corporation;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;

●	market perceptions associated with certain aspects of our business;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002;
●	damage to our reputation from any of the factors described above;
●	our success at managing the risks involved in the foregoing items; and
●	the factors discussed in Part I, Item 1A “Risk Factors”, Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations", or elsewhere in this Annual Report on Form 10-K.

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

PART I

ITEM 1.        BUSINESS

COMPANY OVERVIEW

HBT Financial, Inc. (the “Company”), a Delaware corporation incorporated in 1982, is a bank holding company headquartered in Bloomington, Illinois that has elected to be regulated as a financial holding company. As of December 31, 2022, we had total assets of $4.3 billion, loans held for investment of $2.6 billion, and total deposits of $3.6 billion. Through our bank subsidiary, Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”), we provide a comprehensive suite of business, commercial and retail banking products and services to consumers, businesses, and municipal entities throughout Central and Northeastern Illinois and Eastern Iowa. The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “HBT.”

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

TOWN AND COUNTRY FINANCIAL CORPORATION ACQUISITION

On February 1, 2023, HBT Financial completed its acquisition of Town and Country Financial Corporation (“Town and Country”), the holding company for Town and Country Bank. The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois and expanded our footprint into metro-east St. Louis. At the time of acquisition, Town and Country Bank operated ten full-service branch locations which began operating as branches of Heartland Bank. The core system conversion is expected to occur in April 2023.

As of December 31, 2022, Town and Country Bank had total assets of $923.1 million, total loans of $662.0 million, and total deposits of $762.2 million. This acquisition is a subsequent event and the financial results of Town and Country are not recognized in this Form 10-K.

Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million.

NXT BANCORPORATION, INC. ACQUISITION

On October 1, 2021, HBT Financial completed its acquisition of NXT Bancorporation, Inc. (“NXT”), the holding company for NXT Bank. The acquisition expanded our footprint into Eastern Iowa with four locations that began operating as branches of Heartland Bank following the merger and systems conversion of NXT Bank into Heartland Bank in December 2021. After considering business combination accounting adjustments, NXT added total assets of $234 million, total loans of $195 million, and total deposits of $182 million.

Total consideration consisted of 1.8 million shares of HBT Financial’s common stock and $10.6 million in cash. Based upon the closing price of HBT Financial common stock of $16.27 on October 1, 2021, the aggregate consideration was approximately $39.9 million. Goodwill of $5.7 million was recorded in the acquisition. Acquisition-related expenses totaled $1.4 million during 2021 and consisted primarily of investment banker fees, legal fees, and data processing expenses.

The acquisition of NXT provided an opportunity to utilize our excess liquidity at the time to replace NXT’s higher cost funding. Additionally, Heartland Bank’s broader range of products and services and greater ability to meet larger borrowing needs provides an opportunity to expand NXT customer relationships.

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

We have a strong credit culture that is prudent, favors asset quality first, and balances local lenders' knowledge of their marketplace with a strong centralized credit process. We maintain a well-diversified portfolio of loans and control concentrations related to loan types and specific industries or businesses.

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

MARKET AREA

As of December 31, 2022, our branch network included 54 full-service branch locations in Central and Northeastern Illinois and four in Eastern Iowa. We hold a leading deposit market share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Our long history of providing relationship-based, personal banking services; the successful integration of several strategic in-market acquisitions; and a relatively small presence of money center and super-regional banks in our mid-sized markets has enabled us to maintain meaningful market share in these markets.

Our management team believes our diverse footprint in both urban and rural markets positions us well relative to our competition in terms of access to both high quality, stable funding sources and loan growth opportunities in attractive markets. We consider ourselves to be well positioned to meet the needs of commercial and retail customers through our branch network, comprehensive suite of banking and wealth management products, and our commitment to high-touch customer service.

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

HUMAN CAPITAL RESOURCES

Employees

At December 31, 2022, we had 711 full-time equivalent employees. Our employees are not represented by a collective bargaining unit, and we consider our working relationship with our employees to be good. At December 31, 2022, our average tenure was 8.5 years.

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

We continue to see strong competition for new loan production, including competitive pressures on loan rates and terms. Competition for deposit customers was minimal in 2020 and 2021, given the excess liquidity at most financial institutions, but increased substantially during 2022, as the Federal Reserve started to raise short-term interest rates. Continued loan and deposit pricing pressure may affect our financial results in the future.

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

As of December 31, 2022: (i) the Bank was not subject to a directive from the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well-capitalized. The Company also is in compliance with the capital conservation buffer.

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

The reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. Prior to the COVID-19 pandemic, the reserve ratio briefly exceeded the statutory threshold, but because of extraordinary insured deposit growth caused by an unprecedented inflow of deposits during the COVID-19 pandemic, the reserve ratio fell below 1.35% and continues to be below the threshold. The FDIC staff closely monitors the factors that affect the reserve ratio, and, in order to raise the reserve ratio to 1.35% by September 30, 2028, the FDIC increased the initial deposit insurance rates by two basis points, beginning with the first quarterly assessment period of 2023. As a result of this change, the Bank’s FDIC insurance assessment will increase beginning in 2023.

The DIF balance was $125.5 billion on September 30, 2022, up $1.0 billion from the end of the second quarter.  The reserve ratio remained at 1.26%, as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments

All Illinois-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2022, the Bank paid supervisory assessments to the IDFPR totaling $0.4 million.

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

In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the “CRA Proposal”). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and under–served rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.

In 2022, the Bank, like all Illinois chartered banks, became subject to state level CRA standards, following passage of the Illinois Community Reinvestment Act (the “Illinois CRA”). This means that, in addition to the federal CRA review, Bank will be reviewed by the IDFPR to assess the Bank’s record of meeting the credit needs of its communities.  Like the potential impact under the federal CRA, applications for additional acquisitions or activities would be affected by the evaluation of the Bank’s effectiveness in meeting its Illinois CRA requirements.

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

Concentrations in Commercial Real Estate

Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2022, the Bank did not exceed these guidelines.

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

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or our market areas, specifically, experience a material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. In general, these risks have increased as a result of the recent increases in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn.

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

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

As of and prior to December 31, 2022, the Company estimated and established an allowance for loan losses using an incurred loss method which considered historical losses and qualitative adjustments for current conditions. Effective January 1, 2023 and after, with the adoption of ASU 2016-13 which is commonly referred to as the current expected credit losses (“CECL”) model, our allowance for credit losses will be estimated using a lifetime expected loss method which considers historical losses, qualitative adjustments for current conditions, and reasonable and supportable forecasts. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The CECL model also requires that an allowance for credit losses be established for any unfunded loan commitments that are not cancelable. The measurement of expected credit losses requires significant use of management judgments and is based on information from past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model previously required under accounting principles generally accepted in the United States of America (“GAAP”), which delayed recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model materially affected how we determine our allowance for credit losses and could require us to significantly increase our allowance in future periods. Moreover, the CECL model may create more volatility in the level of the allowance for credit losses.

Although management believes that its credit loss estimates are appropriate, such estimates may prove to be insufficient. As a result, we may be required to recognize additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision or because our banking regulators require us to do so. These adjustments may adversely affect our business, financial condition and results of operations.

The small to midsized businesses to which we lend may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to mid-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, can have less access to capital sources and loan facilities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate or any of our borrowers otherwise are affected by adverse business developments, our small to mid-sized borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our results of operations and financial condition.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in credit losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, foreclosed real estate and other repossessed assets may not accurately describe the fair value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty). Therefore, this estimate may not accurately describe the fair value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property.

We also rely on appraisals and other valuation techniques to establish the value of real estate and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our foreclosed assets, and our allowance for credit losses may not be accurate. This could have a material adverse effect on our business, financial condition or results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is, and is expected to be, secured by real property and during the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In addition, we own the vast majority of our branch properties. If hazardous or toxic substances are found on our foreclosed or branch properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

The majority of our loan portfolio consists of commercial and regulatory CRE loans, which have a higher degree of risk than other types of loans.

Commercial and regulatory CRE loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. For example, the cumulative effects of decreased economic activity, changes in the economy and overall business environment, and labor availability shortages have adversely affected some of our commercial and regulatory CRE loans. This trend may continue or worsen for certain portions of our loan portfolio, depending on the strength of the economy and other factors. Accordingly, a downturn in the real estate market or a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial operating loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial or regulatory CRE loans could have a material adverse impact on our financial condition and results of operations. Additionally, as a result of the recent increase in interest rates and other factors, we have started to observe a decline in the value of some commercial real estate securing these loans.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

We provide loans and services to the agriculture industry and the health of this industry is impacted by factors outside our control and the control of our customers.

Our loan portfolio includes loans to agricultural producers and loans secured by farmland. In addition, our commercial loan portfolio includes loans to farm implement dealerships, grain elevators and other businesses that provide products and services to agricultural producers. The success of our agricultural loans, and commercial loans serving the agriculture industry, may be adversely affected by many factors outside the control of the borrower, including:

●	adverse weather conditions, adverse impacts of climate change, restrictions on water supply or other conditions that prevent the planting of a crop or limit crop yields, or that affect crop harvesting;
●	loss of crops or livestock due to disease or other factors;
●	declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;
●	increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);
●	adverse changes in interest rates, currency exchange rates, agricultural land values or other factors that may affect delinquency levels and credit losses on agricultural loans;
●	the impact of government policies and regulations (including changes in price supports, subsidies, government-sponsored crop insurance, minimum ethanol content requirements for gasoline, tariffs, trade barriers and health and environmental regulations);
●	access to technology and the successful implementation of production technologies; and
●	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.

Although we attempt to account for the possibility of such factors in underwriting, structuring and monitoring our agriculture loans, there is no guarantee that our efforts will be successful. As a result, we may experience increased delinquencies or defaults in this portfolio or be required to increase our provision for credit losses, which could have an adverse effect on our business, financial condition and results of operations.

Additionally, we provide farm management advice, engage in farmland sale services, and arrange for crop insurance as part of our wealth management services. Decreases in commodity prices or lower crop yields may result in a decrease in wealth management fees collected for our agricultural services.

INTEREST RATE RISKS

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and are subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans, increase the cost of deposit and wholesale funding, reduce our ability to originate loans and decrease prepayments on our loan and securities portfolio. A decrease in the general level of interest rates may, among other things, decrease our net interest margin and increase prepayments on our loan and securities portfolios. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

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

An increase in market interest rates may affect the fair value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings. The fair value of these investments may also be affected by factors other than the underlying performance of the issuer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity for certain investment securities. In addition, we may determine to sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from the recent increases in the prevailing interest rates.

Additionally, an increase in market interest rates may reduce the value of our loan portfolio, although, in accordance with GAAP, such a decline in value may not be reflected in the carrying balance of our loans in the same manner as our debt securities available-for-sale.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments to the federal funds target rate, and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to fight elevated levels of inflation. The Federal Reserve is mandated to pursue the goals of maximum employment and price stability, and beginning in March 2022 it made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy. This has helped drive a significant increase in prevailing interest rates and, while this increased our net interest income, it also lead to $105.5 million of unrealized losses in the available-for-sale debt securities portfolio during the year ended December 31, 2022, which has negatively affected our tangible book value per share. Higher interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the war in Ukraine and resulting disruptions in the global energy market, the effects of the pandemic in China, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may raise interest rates too much, thereby limiting economic growth and potentially causing an economic recession. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

RISKS RELATED TO REFERENCE RATE REFORM

We may be adversely impacted by the transition from LIBOR as a reference rate.

The United Kingdom Financial Conduct Authority (the “FCA”), the authority that regulates LIBOR, ceased to publish the 1-week and 2-month U.S. dollar LIBOR at the end of 2021, with the remaining U.S. dollar LIBOR rates ceasing at the end of June 2023. The transition away from LIBOR to alternative reference rates could have a negative impact on the value of, return on, and trading market for the LIBOR-based loans and securities in our portfolio and an adverse impact on the availability and cost of hedging instruments and borrowings. In addition, we may incur expenses if we are required to renegotiate the terms of existing agreements that govern LIBOR-based products as a result of the transition away from LIBOR, and could be subject to disputes or litigation with counterparties regarding the interpretation and enforceability of provisions in existing LIBOR-based products regarding fallback language or other related provisions, as the economics of various alternative reference rates differ from LIBOR. The impact on the valuation, pricing, and operation of our LIBOR-based financial instruments and the cost of transitioning to the use of alternative reference rates is not yet known and could have an adverse effect on our results of operations.

We have issued fixed-to-floating subordinated notes which include the Secured Overnight Financing Rate (“SOFR”) as the reference rate during the floating rate period. SOFR differs fundamentally from, and may not be a comparable substitute for, LIBOR.

The Alternative Reference Rates Committee (the "ARRC") has selected SOFR as its recommended alternative to LIBOR. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. For example, SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

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

In addition to our deposit base, our liquidity is provided by cash from operations and investment maturities, redemptions and sales as well as cash flow from loan prepayments and maturing loans that are not renewed. When needed, additional liquidity is sometimes provided by our ability to borrow from the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago (the "FHLB"), through federal funds lines with our correspondent banks, and through other wholesale funding sources including brokered certificates of deposits or deposits placed with the Certificate of Deposit Account Registry Service. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with the largest banks and Fintechs for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity. For example, as customer deposit levels have decreased over the past year, we have observed that the sensitivity of market deposit rates to changes in prevailing interest rates has increased.

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

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and our regulatory requirements, and to fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to capital, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. In particular, if we were required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial institutions are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

Our business is highly dependent on the secure and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers, accounting systems, digital banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as digital banking and card processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may also be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, debit card and credit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition or results of operations.

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

Prior to October 11, 2019, we were treated as an S Corp for U.S. federal income tax purposes. Because we had been an S Corp, our pre-IPO stockholders had been taxed on our income as individuals. Therefore each pre-IPO stockholder has received certain distributions ("tax distributions") from us that were generally intended to equal the amount of tax such was required to pay with respect to our income. In connection with the IPO, our S Corp status was terminated and we are now subject to federal and increased state income taxes. In the event of an adjustment to our reported taxable income for periods prior to termination of our S Corp status, it is possible that each pre-IPO stockholder will be liable for additional income taxes for those prior periods. Pursuant to the Amended Restated Stockholder Agreement, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corp, depending on the nature of the adjustment we may be required to make a payment to each of the pre-IPO stockholders in an amount equal to such pre-IPO stockholder's incremental tax liability, which amount may be material. In addition, we agreed to indemnify each pre-IPO stockholder with respect to unpaid income tax liabilities to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corp status terminates. In both cases, the amount of the payment would assume that such pre-IPO stockholder is taxed at the highest rate applicable to individuals for the relevant periods. We also agreed to indemnify each pre-IPO stockholder for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. However, each pre-IPO stockholder agreed to indemnify us with respect to our unpaid tax liabilities (including interest and penalties) to the extent that such unpaid tax liabilities are attributable to a decrease in the shareholder's taxable income for any for tax period and a corresponding increase in the Company's taxable income for any period.

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

Our business is subject to increased litigation and regulatory enforcement risks due to a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has intensified in recent years, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure, overdraft fees, compliance with applicable consumer protection laws, and compliance with anti-money laundering statutes, the BSA and sanctions administered by the Office of Foreign Assets Control of the Treasury.

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

See “Note 23 – Commitments and Contingencies – Legal Contingencies” to the consolidated financial statements for additional information regarding certain legal actions and litigation to which we are subject, including a discussion of potential losses and related accruals.

The preparation of our consolidated financial statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. In addition, trends in financial and business reporting, including environmental social and governance (“ESG”) related disclosures, could require us to incur additional reporting expense. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS STRATEGY

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans through organic loan growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

We anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy because certain of our market areas are comprised of mature, rural communities with limited population growth. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. In light of the foregoing, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits, identify favorable loan and investment opportunities, and maintain cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

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

Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or issue debt or additional equity. In addition to the general risks associated with any growth plans, acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

●	the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;
●	inaccuracies in the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution. If the actual results fall short or exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected;
●	the ability to finance an acquisition and possible dilution to existing stockholders;
●	the failure to realize some or all of the anticipated transaction benefits within the expected time frame, or ever;
●	compliance and legal risks associated with acquiring unfamiliar customers, products and services, and branches in new geographical markets; and
●	risks associated with integrating the operations and personnel of the acquired business in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues resulting from any loss of customers.

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

As of December 31, 2022, our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016 (“the Voting Trust”), owned approximately 59.9% of the outstanding shares of our common stock and its trustee is our Chairman and Chief Executive Officer. As a result, the Voting Trust is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The Voting Trust may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. The shares of our common stock held by each of our executive officers and directors and the trustee of the Voting Trust may be sold in accordance with the volume, manner of sale, and other limitations under Rule 144, and holders of approximately 17,210,400 shares of our common stock will have the right to require us to register the sales of their shares under the Securities Act, under the terms of an agreement between us and the holders of these securities.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have taken advantage of certain reduced disclosure obligations regarding executive compensation and may elect to take advantage of other reduced disclosure obligations in future filings. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the price for our common stock may be more volatile.

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

Our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:

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

Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control," as defined under applicable law, of an FDIC-

insured depository institution. These laws include the BHCA and the CBCA. These laws could, among other things, limit the equity held by certain stockholders, restrain a stockholder’s ability to influence proxy matters, or prevent an acquisition of the Company, in each case without first obtaining regulatory approval. See “Supervision and Regulation—Supervision and Regulation of the Company—Change in Control."

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

Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; pandemics, such as COVID-19; climate change; acts of terrorism or war; or a combination of these or other factors.

The COVID-19 pandemic could continue to have adverse effects on our business.

The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. These effects have diminished in the past year, but future developments and uncertainties will be difficult to predict, such as the potential emergence of a new variant, the course of the pandemic in China and other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, and other market disruptions. Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The United States has recently experienced elevated levels of inflation. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if interest rates continue to rise in response to elevated levels of inflation, the value of our securities and loan portfolios may be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates, and potential government actions affecting the labor force. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Climate change could have a material negative impact on the Company and our customers.

The Company’s business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and our customers, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including, but not limited to:

●	operational risk from the physical effects of climate events on the Company and our customers’ facilities and other assets;
●	credit risk from borrowers with significant exposure to climate risk;
●	legal and regulatory compliance risk as our regulators, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change, both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities; and
●	reputational risk from stakeholder concerns about the Company’s practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.

The risks associated with climate change are changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. The Company could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to the Company’s response to climate change and its climate change strategy, which, in turn, could have a material negative impact on business, results of operations, and financial condition.

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

Additionally, while we do not offer products relating to digital assets, including cryptocurrencies and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and deposits could have a material adverse effect on our financial condition and results of operations.  Potential partnerships with digital asset companies, moreover, could also entail significant investment.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our stock.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, employee, customer and other third-party fraud, recordkeeping, regulatory investigations, and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. If our reputation is negatively affected, by the intentional, inadvertent or unsubstantiated misconduct of our employees, directors, customers, third parties, or otherwise, our business and, therefore, our operating results and the value of our stock may be materially adversely affected.

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

As of February 15, 2023, HBT Financial, Inc. had approximately 123 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends

During 2022, we paid quarterly cash dividends of $0.16 per share on our common stock. The quarterly cash dividend was increased to $0.17 per share on January 24, 2023. We expect to continue our policy of paying quarterly cash dividends. Our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Issuer Purchases of Equity Securities

On December 14, 2021, the Company’s board of directors approved a stock repurchase program that authorized the Company to repurchase up to $15 million of its common stock which expired on January 1, 2023 (the “2022 Repurchase Plan”). On December 21, 2022, the Company’s board of directors approved a new stock repurchase program that took effect upon the expiration of the old stock repurchase program and expires on January 1, 2024 (the “2023 Repurchase Plan”). The 2023 Repurchase Plan authorizes the Company to repurchase up to $15 million of its common stock. The timing of purchases and number of shares repurchased are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program could be suspended or discontinued at any time without notice.

The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2022:

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares That May Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
October 1 - 31, 2022	—	$—	—	$10,217
November 1 - 30, 2022	—	—	—	10,217
December 1 - 31, 2022	—	—	—	10,217
Total	—	$—	—	$10,217	(1)
(1)

As of December 31, 2022, there was $10,217,000 left under the 2022 Repurchase Plan, which expired on January 1, 2023. There are no longer any shares subject to repurchase under the 2022 Repurchase Plan. The 2023 Repurchase Plan took effect upon the expiration of the 2022 Repurchase Plan, and there remains $15 million in common stock subject to repurchase thereunder.

Unregistered Sales of Equity Securities

None.

Stock Performance Graph

The performance graph and table below compares the cumulative total return on the Company’s common stock from October 11, 2019 (the date of the Company’s IPO and listing on the Nasdaq Global Select Market) through December 31, 2022, with the cumulative total return of: (a) the Russell 2000 Index which reflects a broad equity market index and (b) the S&P 600 Small Cap Bank Index. The performance graph and table assume an initial investment of $100 and reinvestment of dividends. Returns are presented on a total return basis.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among HBT Financial, Inc., the Russell 2000 Index,
and S&P 600 Small Cap Bank Index

$180
$160
$140
$120
$100
$80
$60
Index Value
10/11/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending

HBT Financial, Inc. --- Russell 2000 — S&P 600 Small Cap Bank Index

*$100 invested on 10/11/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Russell Investment Group. All rights reserved.

	October 11,	December 31,	December 31,	December 31,	December 31,
Index	2019	2019	2020	2021	2022
HBT Financial, Inc.	$100.00	$122.20	$101.97	$130.55	$141.07
Russell 2000 Index	100.00	110.74	132.84	152.53	121.36
S&P 600 Small Cap Bank Index	100.00	111.20	97.80	132.76	122.30

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

Management’s discussion and analysis should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 “Business”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Part II, Item 8 “Financial Statements and Supplementary Data”. Detailed discussion and analysis of the financial condition and results of operation for 2022 as compared to 2021 can be found below.

OVERVIEW

HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of business, commercial, wealth management, and retail banking products and services to businesses, families, and local governments throughout Central and Northeastern Illinois and Eastern Iowa. As of December 31, 2022, the Company had total assets of $4.3 billion, loans held for investment of $2.6 billion and total deposits of $3.6 billion.

Market Area

As of December 31, 2022, our branch network included 58 full-service branch locations in Central and Northeastern Illinois and Eastern Iowa. We hold a leading deposit share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region.

	December 31, 2022	December 31, 2021

Total loans	(dollars in thousands)
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$499,477	$527,161
Champaign-Urbana	235,537	191,646
Chicago	1,294,327	1,196,605
Lincoln	76,690	87,153
Ottawa-Peru	94,516	101,117
Peoria	117,795	123,143
Total Illinois	2,318,342	2,226,825
Iowa	301,911	272,864
Total loans	$2,620,253	$2,499,689

Total deposits
Illinois by metropolitan and micropolitan statistical areas
Bloomington-Normal	$857,988	$887,587
Champaign-Urbana	218,291	203,899
Chicago	1,216,423	1,237,486
Lincoln	179,923	203,098
Ottawa-Peru	385,117	407,156
Peoria	597,711	610,155
Total Illinois	3,455,453	3,549,381
Iowa	131,571	188,804
Total deposits	$3,587,024	$3,738,185

Acquisitions

The Company incurred the following pre-tax acquisition expenses during the years ended December 31:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Salaries	$—	$65	$—
Furniture and equipment	—	18	—
Data processing	304	355	—
Marketing and customer relations	—	12	—
Loan collection and servicing	—	11	—
Legal fees and other noninterest expense	788	955	—
Total acquisition-related expenses	$1,092	1,416	$—

Town and Country Financial Corporation

On February 1, 2023, HBT Financial completed its acquisition of Town and Country Financial Corporation (“Town and Country”), the holding company for Town and Country Bank. The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois and expanded our footprint into metro-east St. Louis. At the time of acquisition, Town and Country Bank operated ten full-service branch locations which began operating as branches of Heartland Bank. The core system conversion is expected to occur in April 2023.

As of December 31, 2022, Town and Country Bank had total assets of $923.1 million, total loans of $662.0 million, and total deposits of $762.2 million. This acquisition is a subsequent event and the financial results of Town and Country are not recognized in this Form 10-K.

Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million.

NXT Bancorporation, Inc.

On October 1, 2021, HBT Financial completed its acquisition of NXT Bancorporation, Inc. (“NXT”), the holding company for NXT Bank. The acquisition expanded our footprint into Eastern Iowa with four locations that began operating as branches of Heartland Bank following the merger and system conversion of NXT Bank into Heartland Bank in December 2021. After considering business combination accounting adjustments, NXT added total assets of $234.1 million, total loans of $194.6 million, and total deposits of $181.6 million.

Total consideration consisted of 1.8 million shares of HBT Financial’s common stock and $10.6 million in cash. Based upon the closing price of HBT Financial common stock of $16.27 on October 1, 2021, the aggregate consideration was approximately $39.9 million. Goodwill of $5.7 million was recorded in the acquisition.

The acquisition of NXT provided an opportunity to utilize our excess liquidity at the time to replace NXT’s higher cost funding. Additionally, Heartland Bank’s broader range of products and services and greater ability to meet larger borrowing needs provides an opportunity to expand NXT customer relationships.

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

Additionally, the Company recognized a net gain on sales of closed branch premises of $0.1 million during the year ended December 31, 2022.

Paycheck Protection Program Loans

During 2021 and 2020, we funded a total of $290.1 million of Paycheck Protection Program (“PPP”) loans. The vast majority of those loans have received full forgiveness, and outstanding PPP loans totaled $28 thousand as of December 31, 2022.

Income recognition for the fees collected at origination, net of associated origination costs, is deferred and recognized over the loan term on a level yield basis. Recognition of net deferred origination fees is accelerated upon loan forgiveness or repayment prior to contractual maturity. Net deferred origination fees on PPP loans recognized as taxable loan interest income totaled $1.5 million, $9.2 million, and $3.0 million during the years ended December 31, 2022, 2021, and 2020, respectively.

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

Interest Rates

Net interest income is our primary source of revenue. Net interest income is equal to the excess of interest income earned on interest earning assets (including discount accretion on purchased loans plus certain loan fees) over interest expense incurred on interest-bearing liabilities. The level of interest rates as well as the volume of interest-earning assets and interest-bearing liabilities both impact net interest income. Net interest income is also influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the Federal Reserve’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and, to some degree, by the Federal Reserve’s actions. Our net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Generally, we expect increases in market interest rates will increase our net interest income and net interest margin in future periods, while decreases in market interest rates may decrease our net interest income and net interest margin in future periods.

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

Competition

Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks in all our markets and, to a lesser extent, with money center banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies, FinTechs and other financial institutions operating within the areas we serve. We compete by emphasizing personalized service and efficient decision-making tailored to individual needs. We do not rely on any individual, group, or entity for a material portion of our loans or our deposits. We continue to see increased competitive pressures on loan rates and terms which may affect our financial results in the future. We have also observed an increase in competition for deposits during 2022 with increases short-term market interest rates.

Digital Banking

Throughout the banking industry, in-person branch traffic is expected to continue to decline as more customers turn to digital banking for routine banking transactions. The COVID-19 pandemic accelerated this transition, and in-person branch traffic is not expected to return to pre-pandemic levels. We plan to continue investing in our digital banking platforms, while maintaining an appropriately sized branch network. An inability to meet evolving customer expectations, with the appropriate level of security, for both digital and in-person banking may adversely affect our financial results in the future.

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

FACTORS AFFECTING COMPARABILITY OF FINANCIAL RESULTS

JOBS Act Accounting Election

We qualify as an “emerging growth company” under the JOBS Act. The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. The Company may remain an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024, (2) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues, (3) the date on which the Company is deemed to be a “large accelerated filer” under the Exchange Act or (4) the date on which the Company has, during the previous three year period, issued, publicly or privately, more than $1.0 billion in non-convertible debt securities. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures for the years ended December 31.

	As of or for the Year Ended December 31,
	2022	2021	2020

	(dollars in thousands, except per share amounts)
Total interest and dividend income	$153,054	$128,223	$124,065
Total interest expense	7,180	5,820	6,460
Net interest income	145,874	122,403	117,605
Provision for loan losses	(706)	(8,077)	10,532
Net interest income after provision for loan losses	146,580	130,480	107,073
Total noninterest income	34,717	37,328	34,456
Total noninterest expense	105,107	91,246	91,956
Income before income tax expense	76,190	76,562	49,573
Income tax expense	19,734	20,291	12,728
Net income	$56,456	$56,271	$36,845

Adjusted net income (1)	55,805	56,840	39,734

Net interest income (tax-equivalent basis) (1) (2)	$148,373	$124,431	$119,548

Share and Per Share Information
Earnings per share - Diluted	$1.95	$2.02	$1.34
Adjusted earnings per share - Diluted (1)	1.93	2.04	1.44

Weighted average shares of common stock outstanding	28,853,697	27,795,806	27,457,306

Summary Ratios
Net interest margin	3.54%	3.18%	3.54%
Net interest margin (tax-equivalent basis) (1) (2)	3.60	3.23	3.60
Yield on loans	4.91	4.68	4.69
Yield on interest-earning assets	3.72	3.33	3.74
Cost of interest-bearing liabilities	0.26	0.23	0.29
Cost of total deposits	0.07	0.07	0.14
Cost of funds	0.19	0.16	0.21

Efficiency ratio	57.72%	56.46%	59.66%
Efficiency ratio (tax-equivalent basis) (1) (2)	56.93	55.76	58.91

Return on average assets	1.32%	1.41%	1.07%
Return on average stockholders' equity	14.73	14.81	10.51
Return on average tangible common equity (1)	16.02	15.95	11.38

Adjusted return on average assets (1)	1.31%	1.43%	1.15%
Adjusted return on average stockholders' equity (1)	14.56	14.95	11.33
Adjusted return on average tangible common equity (1)	15.83	16.12	12.28
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

For the year ended December 31, 2022, net income was $56.5 million increasing by $0.2 million, or 0.3%, when compared to net income for the year ended December 31, 2021. Notable changes include the following:

●	A $23.5 million increase in net interest income, primarily attributable to higher average balances of interest-earning assets following the NXT acquisition in the fourth quarter of 2021, a more favorable asset mix, and higher yields on interest-earning assets which more than offset a $7.7 million decrease in PPP loan fees recognized as loan interest income;
●	A $13.9 million increase in noninterest expense, primarily reflecting accruals totaling $8.2 million related to pending legal matters and a higher base level of noninterest expense following the NXT acquisition;
●	A negative provision for loan losses of $0.7 million was recognized during the year ended December 31, 2022, compared to a negative provision for loan losses of $8.1 million during the year ended December 31, 2021; and
●	A $4.4 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity due to increases in market interest rates.

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

The following tables set forth average balances, average yields and costs, and certain other information for the years ended December 31, 2022, 2021, and 2020. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, and purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average			Average			Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(dollars in thousands)
ASSETS
Loans	$2,514,549	$123,478	4.91%	$2,271,544	$106,284	4.68%	$2,245,093	$105,196	4.69%
Securities	1,403,016	27,937	1.99	1,148,900	21,348	1.86	789,062	17,875	2.27
Deposits with banks	197,030	1,541	0.78	422,828	527	0.12	282,130	938	0.33
Other	3,529	98	2.77	3,201	64	2.01	2,479	56	2.28
Total interest-earning assets	4,118,124	$153,054	3.72%	3,846,473	$128,223	3.33%	3,318,764	$124,065	3.74%
Allowance for loan losses	(24,703)			(27,999)			(27,661)
Noninterest-earning assets	176,452			162,064			156,397
Total assets	$4,269,873			$3,980,538			$3,447,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,141,402	$607	0.05%	$1,024,888	$518	0.05%	$873,060	$647	0.07%
Money market	582,514	813	0.14	521,366	437	0.08	474,033	697	0.15
Savings	650,385	208	0.03	595,887	188	0.03	477,260	196	0.04
Time	283,232	883	0.31	295,788	1,329	0.45	317,308	2,681	0.84
Total interest-bearing deposits	2,657,533	2,511	0.09	2,437,929	2,472	0.10	2,141,661	4,221	0.20
Securities sold under agreements to repurchase	51,554	36	0.07	50,104	34	0.07	49,714	48	0.10
Borrowings	26,468	967	3.65	1,653	9	0.54	1,080	2	0.22
Subordinated notes	39,355	1,879	4.77	39,275	1,879	4.78	12,869	616	4.79
Junior subordinated debentures issued to capital trusts	37,746	1,787	4.73	37,680	1,426	3.79	37,613	1,573	4.18
Total interest-bearing liabilities	2,812,656	$7,180	0.26%	2,566,641	$5,820	0.23%	2,242,937	$6,460	0.29%
Noninterest-bearing deposits	1,051,187			1,004,757			807,864
Noninterest-bearing liabilities	22,724			29,060			45,996
Total liabilities	3,886,567			3,600,458			3,096,797
Stockholders' Equity	383,306			380,080			350,703
Total liabilities and stockholders’ equity	$4,269,873			$3,980,538			$3,447,500

Net interest income/Net interest margin (1)		$145,874	3.54%		$122,403	3.18%		$117,605	3.54%
Tax-equivalent adjustment (2)		2,499	0.06		2,028	0.05		1,943	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$148,373	3.60%		$124,431	3.23%		$119,548	3.60%
Net interest rate spread (4)			3.46%			3.10%			3.45%
Net interest-earning assets (5)	$1,305,468			$1,279,832			$1,075,827
Ratio of interest-earning assets to interest-bearing liabilities	1.46			1.50			1.48
Cost of total deposits			0.07%			0.07%			0.14%
Cost of funds			0.19			0.16			0.21
(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total yield on loans.

	Year Ended December 31,
	2022		2021		2020
		Yield		Yield		Yield
	Interest	Contribution	Interest	Contribution	Interest	Contribution

	(dollars in thousands)
Contractual interest	$113,775	4.52%	$90,647	3.99%	$96,543	4.30%
Loan fees (excluding PPP loans)	4,454	0.18	3,840	0.17	3,926	0.19
PPP loan fees	1,488	0.06	9,181	0.40	2,953	0.13
Accretion of acquired loan discounts	933	0.04	1,102	0.05	724	0.03
Nonaccrual interest recoveries	2,828	0.11	1,514	0.07	986	0.04
Net cash flow hedge earnings	—	—	—	—	64	—
Total loan interest income	$123,478	4.91%	$106,284	4.68%	$105,196	4.69%

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Year Ended December 31,
	2022		2021		2020
		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin
	Interest	Contribution	Interest	Contribution	Interest	Contribution

	(dollars in thousands)
Interest income:
Contractual interest on loans	$113,775	2.76%	$90,647	2.35%	$96,543	2.91%
Contractual interest on securities	34,896	0.85	28,426	0.74	22,920	0.69
Contractual interest on deposits with banks	1,541	0.04	530	0.01	938	0.03
Loan fees (excluding PPP loans)	4,454	0.11	3,840	0.10	3,926	0.12
PPP loan fees	1,488	0.04	9,181	0.24	2,953	0.09
Accretion of acquired loan discounts	933	0.02	1,102	0.03	724	0.02
Nonaccrual interest recoveries	2,828	0.07	1,514	0.04	986	0.03
Securities amortization, net	(6,959)	(0.17)	(7,066)	(0.18)	(5,045)	(0.15)
Other	98	—	49	—	120	—
Total interest income	153,054	3.72	128,223	3.33	124,065	3.74

Interest expense:
Contractual interest on deposits	2,687	0.07	2,541	0.07	4,201	0.13
Contractual interest on other interest-bearing liabilities	4,398	0.11	2,903	0.07	1,846	0.06
Other	95	—	376	0.01	413	0.01
Total interest expense	7,180	0.18	5,820	0.15	6,460	0.20
Net interest income	145,874	3.54	122,403	3.18	117,605	3.54
Tax equivalent adjustment (1)	2,499	0.06	2,028	0.05	1,943	0.06
Net interest income (tax equivalent) (1) (2)	$148,373	3.60%	$124,431	3.23%	$119,548	3.60%
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.

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

	Year Ended December 31, 2022			Year Ended December 31, 2021
	vs.			vs.
	Year Ended December 31, 2021			Year Ended December 31, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$11,755	$5,439	$17,194	$1,238	$(150)	$1,088
Securities	4,977	1,612	6,589	7,100	(3,627)	3,473
Deposits with banks	(418)	1,432	1,014	338	(749)	(411)
Other	7	27	34	15	(7)	8
Total interest-earning assets	16,321	8,510	24,831	8,691	(4,533)	4,158

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	61	28	89	100	(229)	(129)
Money market	56	320	376	64	(324)	(260)
Savings	17	3	20	43	(51)	(8)
Time	(54)	(392)	(446)	(171)	(1,181)	(1,352)
Total interest-bearing deposits	80	(41)	39	36	(1,785)	(1,749)
Securities sold under agreements to repurchase	1	1	2	—	(14)	(14)
Borrowings	694	264	958	1	6	7
Subordinated notes	4	(4)	—	1,264	(1)	1,263
Junior subordinated debentures issued to capital trusts	3	358	361	3	(150)	(147)
Total interest-bearing liabilities	782	578	1,360	1,304	(1,944)	(640)
Change in net interest income	$15,539	$7,932	$23,471	$7,387	$(2,589)	$4,798

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

For the year ended December 31, 2022, net interest income was $145.9 million, increasing $23.5 million, or 19.2%, when compared to the year ended December 31, 2021. The increase is primarily attributable to higher average balances of interest-earning assets following the NXT acquisition and a more favorable asset mix. These balance changes, as well as higher yields on interest-earning assets driven by recent increases in benchmark interest rates, more than offset a $7.7 million decrease in PPP loan fees recognized as loan interest income.

Net interest margin increased to 3.54% for the year ended December 31, 2022 compared to 3.18% for the year ended December 31, 2021. The contribution of PPP loans to net interest margin decreased to 4 basis points during the year ended December 31, 2022 from 24 basis points during the year ended December 31, 2021. This decrease was more than offset by an increase in contractual interest on loans, driven by recent increases in benchmark interest rates.

The quarterly net interest margins were as follows:

	2022	2021	2020
Three months ended:
March 31	3.08%	3.25%	4.03%
June 30	3.34	3.14	3.51
September 30	3.65	3.18	3.39
December 31	4.10	3.17	3.31

In March 2020, the Federal Open Markets Committee (“FOMC”), in response to the economic downturn caused by the COVID-19 pandemic, lowered the target range for the federal funds rate to 0% to 0.25% and announced the Federal Reserve would substantially increase its Treasury and agency mortgage-backed securities holdings. This resulted in a historically low interest rate environment which lasted through the rest of 2020 and into 2021, putting downward pressure on our net interest margin.

In 2021, the FOMC began to taper the pace of its security purchases, and, in March 2022, the FOMC raised the target range for the federal funds rate to 0.25% to 0.50%. Since March 2022, the FOMC has raised the target range for the federal funds rate several times, setting the target range for the federal funds rate to 4.50% to 4.75% at the February 2023 meeting and indicating that the Federal Reserve will continue reducing its security holdings.

As a result of these developments, market interest rates rose during 2022 which has led to improvements in our net interest margin. In general, we believe that increases in market interest rates will lead to improved net interest margins while decreases in market interest rates will result in lower net interest margins. Additionally, these recent increases in market interest rates have increased competition for deposits. As a result, we expect  deposit costs to increase during 2023 and deposits balances may decrease and be replaced by higher cost funding sources, such as FHLB advances, brokered deposits, or other wholesale funding.

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

Credit losses in our loan portfolio are highly dependent on the economic conditions in the communities that we serve. The broad deterioration in economic conditions initially caused by the COVID-19 pandemic adversely affected the communities that we serve beginning in 2020. As a result, our allowance for loan losses initially increased at the onset of the COVID-19 pandemic, remained elevated during the remainder of 2020, and then gradually returned to near pre-pandemic levels during 2021 as economic conditions improved in our market areas. During 2022, our allowance for loan losses as a percentage of total loans remained relatively stable, primarily due to the stable economic conditions observed, as well as the low level of nonperforming loans maintained, throughout 2022. Potential deterioration of economic conditions, whether due to the COVID-19 pandemic or other factors, may lead to higher credit losses and adversely impact our financial condition and results of operations.

On January 1, 2023, the Company adopted ASU 2016-13 (Topic 326), Measurement of Credit Losses on Financial Instruments, commonly referenced as the Current Expected Credit Loss (“CECL”) standard.  Management is finalizing macroeconomic conditions and forecast assumptions to be used in our CECL model; however, we expect the initial allowance for credit losses and the reserve for unfunded commitments together to be approximately 30% to 50% above the existing allowance for loan loss levels. When finalized, this one-time increase will be recorded, net of tax, as an adjustment to beginning retained earnings. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, the credit quality of our loan portfolio, originated and acquired loan portfolio composition, portfolio duration, and other factors.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The Company recorded a negative provision for loan losses of $0.7 million during the year ended December 31, 2022, compared to a negative provision for loan losses of $8.1 million during the year ended December 31, 2021. During the year ended December 31, 2022, net recoveries of $2.1 million were mostly offset by a $1.4 million increase in required reserves, which included a $0.7 million increase in specific reserves on loans individually evaluated for impairment.

Noninterest Income

The following table outlines the amount of and changes to the various noninterest income line items as of the dates indicated.

	Year Ended December 31,
	2022	$ Change	2021	$ Change	2020

	(dollars in thousands)
Card income	$10,329	$595	$9,734	$1,647	$8,087
Wealth management fees	9,155	771	8,384	1,147	7,237
Service charges on deposit accounts	7,072	992	6,080	93	5,987
Mortgage servicing	2,609	(216)	2,825	(153)	2,978
Mortgage servicing rights fair value adjustment	2,153	463	1,690	4,274	(2,584)
Gains on sale of mortgage loans	1,461	(4,385)	5,846	(2,989)	8,835
Unrealized gains (losses) on equity securities	(414)	(521)	107	74	33
Gains (losses) on foreclosed assets	(314)	(624)	310	168	142
Gains (losses) on other assets	136	859	(723)	(652)	(71)
Income on bank owned life insurance	164	123	41	41	—
Other noninterest income	2,366	(668)	3,034	(778)	3,812
Total noninterest income	$34,717	$(2,611)	$37,328	$2,872	$34,456

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Total noninterest income for the year ended December 31, 2022, was $34.7 million, a decrease of $2.6 million, or 7.0%, from the year ended December 31, 2021. Notable changes in noninterest income include the following:

●	A $4.4 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity due to interest rate increases;
●	A $1.0 million increase in service charges on deposit accounts;
●	A $0.9 million improvement in gains (losses) on other assets, as the 2021 results include impairment losses of $0.7 million related to branches closed pursuant to our 2021 branch rationalization plan;
●	A $0.8 million increase in wealth management fees, reflecting a $1.0 million increase in farm management and farmland brokerage fees;
●	A $0.6 million increase in card income primarily due to increased debit and credit card transaction volume; and
●	A $0.5 million increase in the mortgage servicing rights fair value adjustment, primarily resulting from slower mortgage prepayment speed assumptions.

Noninterest Expense

The following table outlines the amount of and changes to the various noninterest expense line items as of the dates indicated.

	Year Ended December 31,
	2022	$ Change	2021	$ Change	2020

	(dollars in thousands)
Salaries	$51,767	$2,795	$48,972	$(1,253)	$50,225
Employee benefits	8,325	1,812	6,513	(1,392)	7,905
Occupancy of bank premises	7,673	885	6,788	208	6,580
Furniture and equipment	2,476	(200)	2,676	229	2,447
Data processing	7,441	112	7,329	587	6,742
Marketing and customer relations	3,803	427	3,376	(100)	3,476
Amortization of intangible assets	873	(181)	1,054	(178)	1,232
FDIC insurance	1,164	121	1,043	336	707
Loan collection and servicing	1,049	(268)	1,317	(438)	1,755
Foreclosed assets	293	(615)	908	351	557
Other noninterest expense	20,243	8,973	11,270	940	10,330
Total noninterest expense	$105,107	$13,861	$91,246	$(710)	$91,956

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Total noninterest expense for the year ended December 31, 2022, was $105.1 million, an increase of $13.9 million, or 15.2%, from the year ended December 31, 2021. Notable changes in noninterest expense include following:

●	Following the NXT acquisition on October 1, 2021, there was a higher base level of noninterest expense, primarily related to personnel costs and branch operations;
●	A $9.0 million increase in other noninterest expense, primarily attributable to accruals totaling $8.2 million related to pending legal matters included in the 2022 results;
●	The $1.8 million increase in employee benefits expenses also included accelerated recognition of $0.6 million of stock compensation expense during February 2022 as a result of a modification to all outstanding restricted stock unit and performance restricted stock unit agreements to address treatment upon retirement. Total compensation costs related to the modified agreements remains the same, and stock compensation expense in periods subsequent to the modification are reduced as a result. The net impact of this modification was a $0.4 million increase in stock compensation expense during the year ended December 31, 2022; and
●	A $0.6 million decrease in foreclosed assets expense, primarily due to fewer foreclosed properties held during 2022 relative to 2021.

See “Note 23 – Commitments and Contingencies – Legal Contingencies” to the consolidated financial statements for additional information regarding certain legal actions and litigation to which we are subject, including a discussion of potential losses and related accruals.

Income Taxes

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

We recorded income tax expense of $19.7 million, or a 25.9% effective tax rate, during the year ended December 31, 2022 compared to $20.3 million, or a 26.5% effective tax rate during the year ended December 31, 2021. The effective income tax rate was lower than the combined federal and state statutory rate primarily due to tax exempt interest income. The slight decrease in effective tax rate was primarily due to slightly higher federally tax exempt interest income and slightly lower state income taxes.

FINANCIAL CONDITION

	December 31,	December 31,
	2022	2021	$ Change	% Change

Consolidated Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$114,159	$409,268	$(295,109)	(72.1)%
Debt securities available-for-sale, at fair value	843,524	942,168	(98,644)	(10.5)
Debt securities held-to-maturity	541,600	336,185	205,415	61.1
Loans held for sale	615	4,942	(4,327)	(87.6)

Loans, before allowance for loan losses	2,620,253	2,499,689	120,564	4.8
Less: allowance for loan losses	25,333	23,936	1,397	5.8
Loans, net of allowance for loan losses	2,594,920	2,475,753	119,167	4.8

Goodwill	29,322	29,322	—	—
Core deposit intangible assets, net	1,070	1,943	(873)	(44.9)
Other assets	161,524	114,673	46,851	40.9
Total assets	$4,286,734	$4,314,254	$(27,520)	(0.6)%

Total deposits	$3,587,024	$3,738,185	$(151,161)	(4.0)%
Securities sold under agreements to repurchase	43,081	61,256	(18,175)	(29.7)
Borrowings	160,000	—	160,000	NM
Subordinated notes	39,395	39,316	79	0.2
Junior subordinated debentures	37,780	37,714	66	0.2
Other liabilities	45,822	25,902	19,920	76.9
Total liabilities	3,913,102	3,902,373	10,729	0.3
Total stockholders' equity	373,632	411,881	(38,249)	(9.3)
Total liabilities and stockholders' equity	$4,286,734	$4,314,254	$(27,520)	(0.6)%

Tangible assets (1)	$4,256,342	$4,282,989	$(26,647)	(0.6)%
Tangible common equity (1)	343,240	380,616	(37,376)	(9.8)

Core deposits (1)	$3,559,866	$3,674,435	$(114,569)	(3.1)%

Share and Per Share Information
Book value per share	$12.99	$14.21
Tangible book value per share (1)	11.94	13.13

Shares of common stock outstanding	28,752,626	28,986,061

Balance Sheet Ratios
Loan to deposit ratio	73.05%	66.87%
Core deposits to total deposits (1)	99.24	98.29
Stockholders' equity to total assets	8.72	9.55
Tangible common equity to tangible assets (1)	8.06	8.89
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most comparable GAAP measures.

NM   Not meaningful.

Total assets were $4.29 billion at December 31, 2022, a decrease of $27.5 million, or 0.6%, from December 31, 2021. Notable changes in our consolidated balance sheet include the following:

●	Excess liquidity, including excess cash held at December 31, 2021, was reinvested into debt securities, which increased by $106.8 million, and loans held for investment which increased $120.6 million;
●	Loans increased by $120.6 million despite a $29.5 million decrease in PPP loans due to forgiveness;
●	Total deposits decreased by $151.2 million, primarily due to lower balances maintained in noninterest-bearing business accounts and continued run-off of higher cost time deposits;
●	Borrowings, consisting of short-term FHLB advances, increased $160.0 million and were utilized to fund short-term liquidity needs; and
●	Increases in market interest rates during 2022 drove a decrease in fair value of debt securities resulting in $105.5 million of unrealized losses in the available-for-sale portfolio and substantially contributing to a total decrease of $73.2 million in accumulated other comprehensive income (loss).

Loan Portfolio

The following table sets forth the composition of the loan portfolio by category, excluding loans held-for-sale.

	December 31, 2022		December 31, 2021
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$266,757	10.2%	$286,946	11.5%
Agricultural and farmland	237,746	9.1	247,796	9.9
Commercial real estate - owner occupied	218,503	8.3	234,544	9.4
Commercial real estate - non-owner occupied	713,202	27.2	684,023	27.4
Multi-family	287,865	11.0	263,911	10.5
Construction and land development	360,824	13.8	298,048	11.9
One-to-four family residential	338,253	12.9	327,837	13.1
Municipal, consumer, and other	197,103	7.5	156,584	6.3
Loans, before allowance for loan losses	2,620,253	100.0%	2,499,689	100.0%
Allowance for loan losses	(25,333)		(23,936)
Loans, net of allowance for loan losses	$2,594,920		$2,475,753

PPP loans (included above)
Commercial and industrial	$28	—%	$28,404	1.1%
Agricultural and farmland	—	—	913	0.1
Municipal, consumer, and other	—	—	171	—
Total PPP loans	$28	—%	$29,488	1.2%

Loans, before allowance for loan losses were $2.62 billion at December 31, 2022, an increase of $120.6 million, or 4.8%, from December 31, 2021. Notable changes include the following:

●	Loan growth was partially offset by a $29.5 million decrease in PPP loans due to forgiveness;
●	Loan growth excluding PPP loans was predominantly in the Chicago metropolitan statistical area with balances in our Iowa and Central Illinois markets also increasing; and
●	Our loan growth during 2022 was highest in the regulatory CRE categories, which includes construction and land development, commercial real estate – non-owner occupied, and multi-family loans.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio as of December 31, 2022. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
December 31, 2022	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$162,152	$89,361	$15,244	$—	$266,757
Agricultural and farmland	94,041	103,323	37,211	3,171	237,746
Commercial real estate - owner occupied	15,778	132,718	67,760	2,247	218,503
Commercial real estate - non-owner occupied	83,519	423,430	205,747	506	713,202
Multi-family	27,604	197,005	63,256	—	287,865
Construction and land development	191,601	151,082	17,919	222	360,824
One-to-four family residential	69,624	129,703	72,762	66,164	338,253
Municipal, consumer, and other	90,085	17,533	69,584	19,901	197,103
Total	$734,404	$1,244,155	$549,483	$92,211	$2,620,253

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
December 31, 2022	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$25,953	$17	$25,970	$78,635	$104,605
Agricultural and farmland	7,568	5,798	13,366	130,339	143,705
Commercial real estate - owner occupied	30,113	18,447	48,560	154,165	202,725
Commercial real estate - non-owner occupied	74,175	14,615	88,790	540,893	629,683
Multi-family	17,689	3,550	21,239	239,022	260,261
Construction and land development	87,961	738	88,699	80,524	169,223
One-to-four family residential	68,152	27,734	95,886	172,743	268,629
Municipal, consumer, and other	31,209	11,680	42,889	64,129	107,018
Total	$342,820	$82,579	$425,399	$1,460,450	$1,885,849

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

The following table sets forth information concerning nonperforming loans and nonperforming assets as of December 31.

	December 31, 2022	December 31, 2021

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$2,155	$2,763
Past due 90 days or more, still accruing (1)	1	16
Total nonperforming loans	2,156	2,779
Foreclosed assets	3,030	3,278
Total nonperforming assets	$5,186	$6,057

Allowance for loan losses	$25,333	$23,936
Loans, before allowance for loan losses	2,620,253	2,499,689

CREDIT QUALITY RATIOS
Allowance for loan losses to loans, before allowance for loan losses	0.97%	0.96%
Allowance for loan losses to nonaccrual loans	1,175.55	866.30
Allowance for loan losses to nonperforming loans	1,175.00	861.32
Nonaccrual loans to loans, before allowance for loan losses	0.08	0.11
Nonperforming loans to loans, before allowance for loan losses	0.08	0.11
Nonperforming assets to total assets	0.12	0.14
Nonperforming assets to loans, before allowance for loan losses, and foreclosed assets	0.20	0.24
(1)	Excludes loans acquired with deteriorated credit quality that are past due 90 or more days totaling $145 thousand and $32 thousand as of December 31, 2022 and 2021, respectively.

Comparison of December 31, 2022 to December 31, 2021

Total nonperforming assets were $5.2 million as of December 31, 2022, a decrease of $0.9 million, or 14.4%, from December 31, 2021. Our level of nonperforming assets has remained low in recent years, representing only 0.12% of total assets as of December 31, 2022 and 0.14% of total assets as of December 31, 2021. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of nonperforming assets, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to these lower levels.

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

The following table presents TDRs by loan category.

	December 31, 2022			December 31, 2021
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total

	(dollars in thousands)
Commercial and industrial	$84	$—	$84	$203	$—	$203
Commercial real estate - owner occupied	1,514	—	1,514	1,671	—	1,671
Commercial real estate - non-owner occupied	1,204	—	1,204	1,278	—	1,278
One-to-four family residential	189	—	189	360	—	360
Total troubled debt restructurings	$2,991	$—	$2,991	$3,512	$—	$3,512

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

A doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted; such balances are promptly charged-off as required by applicable federal regulations.

As of December 31, 2022 and 2021, our risk classifications of loans were as follows:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Pass	$2,479,488	$2,269,228
Pass-watch	66,934	148,285
Substandard	73,831	82,176
Doubtful	—	—
Total	$2,620,253	$2,499,689

Pass-watch loans decreased $81.4 million, or 54.9% from December 31, 2021 to December 31, 2022. Additionally, substandard loans decreased $8.3 million, or 10.2%, from December 31, 2021 to December 31, 2022. These overall improvements were primarily driven by better economic conditions, relative to 2021, which resulted in both risk rating upgrades and paydowns.

Net Charge-offs and Recoveries

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for loan losses by loan category.

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$(751)	$15	$1,189
Agricultural and farmland	—	—	27
Commercial real estate - owner occupied	(1,006)	21	(401)
Commercial real estate - non-owner occupied	(283)	(24)	274
Multi-family	—	—	—
Construction and land development	(1)	(342)	(223)
One-to-four family residential	(302)	18	(155)
Municipal, consumer, and other	240	137	282
Total	$(2,103)	$(175)	$993

Average loans, before allowance for loan losses
Commercial and industrial	$268,765	$347,547	$372,927
Agricultural and farmland	233,349	230,364	223,381
Commercial real estate - owner occupied	219,127	204,148	222,593
Commercial real estate - non-owner occupied	695,230	583,084	543,227
Multi-family	258,490	227,736	196,632
Construction and land development	340,831	226,035	242,800
One-to-four family residential	328,656	314,871	324,645
Municipal, consumer, and other	170,101	137,759	118,888
Total	$2,514,549	$2,271,544	$2,245,093

Net charge-offs (recoveries) to average loans, before allowance for loan losses
Commercial and industrial	(0.28)%	—%	0.32%
Agricultural and farmland	—	—	0.01
Commercial real estate - owner occupied	(0.46)	0.01	(0.18)
Commercial real estate - non-owner occupied	(0.04)	—	0.05
Multi-family	—	—	—
Construction and land development	—	(0.15)	(0.09)
One-to-four family residential	(0.09)	0.01	(0.05)
Municipal, consumer, and other	0.14	0.10	0.24
Total	(0.08)%	(0.01)%	0.04%

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Our net charge-offs (recoveries) percentage has remained low for several years, including each of the years ended December 31, 2022, 2021, and 2020. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of loan losses, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to reduced loan losses.

Securities

The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of December 31, 2022 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	December 31, 2022
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. Treasury	$10,073	1.51%	$—	—%	$10,073	1.51%
Municipal	4,431	2.51	2,288	4.01	6,719	3.02
Mortgage-backed:
Agency residential	69	3.22	—	—	69	3.22
Agency commercial	1,484	1.98	—	—	1,484	1.98
Corporate	4,997	2.58	—	—	4,997	2.58
Total	$21,054	2.01%	$2,288	4.01%	$23,342	2.21%

Due after 1 year through 5 years
U.S. Treasury	$109,636	1.32%	$—	—%	$109,636	1.32%
U.S. government agency	40,921	2.55	10,000	2.18	50,921	2.48
Municipal	59,838	2.05	17,813	3.19	77,651	2.31
Mortgage-backed:
Agency residential	12,969	2.33	8,364	1.62	21,333	2.05
Agency commercial	43,737	2.02	16,708	2.64	60,445	2.19
Corporate	19,891	4.65	—	—	19,891	4.65
Total	$286,992	2.03%	$52,885	2.58%	$339,877	2.12%

Due after 5 years through 10 years
U.S. Treasury	$50,151	1.49%	$—	—%	$50,151	1.49%
U.S. government agency	18,370	2.38	64,028	2.47	82,398	2.45
Municipal	143,973	1.75	19,153	3.43	163,126	1.95
Mortgage-backed:
Agency residential	74,346	2.09	3,858	3.51	78,204	2.16
Agency commercial	64,083	1.67	233,021	1.77	297,104	1.75
Corporate	38,709	4.17	—	—	38,709	4.17
Total	$389,632	2.04%	$320,060	2.03%	$709,692	2.04%

Due after 10 years
U.S. government agency	$—	—%	$14,396	2.72%	$14,396	2.72%
Municipal	67,730	1.88	2,913	3.35	70,643	1.94
Mortgage-backed:
Agency residential	126,292	2.52	90,506	3.59	216,798	2.97
Agency commercial	40,756	2.03	58,552	1.98	99,308	2.00
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$236,778	2.27%	$166,367	2.94%	$403,145	2.55%

Total
U.S. Treasury	$169,860	1.38%	$—	—%	$169,860	1.38%
U.S. government agency	59,291	2.50	88,424	2.48	147,715	2.49
Municipal	275,972	1.86	42,167	3.36	318,139	2.06
Mortgage-backed:
Agency residential	213,676	2.36	102,728	3.43	316,404	2.71
Agency commercial	150,060	1.87	308,281	1.86	458,341	1.86
Corporate	65,597	4.20	—	—	65,597	4.20
Total	$934,456	2.09%	$541,600	2.37%	$1,476,056	2.20%

SOURCES OF FUNDS

Deposits

Management continues to focus on growing non-maturity deposits, through the Company’s relationship-driven banking philosophy and community-focused marketing programs, and to deemphasize higher cost deposit categories, such as time deposits. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.

The following tables set forth the distribution of average deposits, by account type.

				Percent
	Year Ended December 31, 2022			Change in
	Average	Percent of	Weighted	Average Balance
	Balance	Total Deposits	Average Cost	2022 vs. 2021

	(dollars in thousands)
Noninterest-bearing	$1,051,187	28.4%	—%	4.6%
Interest-bearing demand	1,141,402	30.8	0.05	11.4
Money market	582,514	15.7	0.14	11.7
Savings	650,385	17.5	0.03	9.1
Total non-maturity deposits	3,425,488	92.4	0.05	8.9
Time	283,232	7.6	0.31	(4.2)
Total deposits	$3,708,720	100.0%	0.07%	7.7%

				Percent
	Year Ended December 31, 2021			Change in
	Average	Percent of	Weighted	Average Balance
	Balance	Total Deposits	Average Cost	2021 vs. 2020

	(dollars in thousands)
Noninterest-bearing	$1,004,757	29.2%	—%	24.4%
Interest-bearing demand	1,024,888	29.8	0.05	17.4
Money market	521,366	15.1	0.08	10.0
Savings	595,887	17.3	0.03	24.9
Total non-maturity deposits	3,146,898	91.4	0.04	19.6
Time	295,788	8.6	0.45	(6.8)
Total deposits	$3,442,686	100.0%	0.07%	16.7%

	Year Ended December 31, 2020
	Average	Percent of	Weighted
	Balance	Total Deposits	Average Cost

	(dollars in thousands)
Noninterest-bearing	$807,864	27.4%	—%
Interest-bearing demand	873,060	29.6	0.07
Money market	474,033	16.1	0.15
Savings	477,260	16.2	0.04
Total non-maturity deposits	2,632,217	89.3	0.06
Time	317,308	10.7	0.84
Total deposits	$2,949,525	100.0%	0.14%

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The average balances of non-maturity deposits increased 8.9% from the year ended December 31, 2021 to the year ended December 31, 2022, with the increase primarily attributable to higher balances maintained by deposit customers following the receipt of federal economic stimulus, in the form of PPP loan proceeds by commercial customers and direct payments received by retail customers, although this trend began to reverse in the second quarter of 2022. Additionally, the NXT acquisition added $139.4 million of non-maturity deposits on October 1, 2021. Time deposits decreased slightly due to the continued run-off of higher cost time deposits, although this was partially offset by the addition of $42.1 million of time deposits acquired from NXT.

The following table sets forth time deposits by remaining maturity as of December 31, 2022.

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$36,773	$34,962	$49,768	$48,858	$170,361
Amounts of $100,000 or more but less than $250,000	12,262	11,480	24,515	17,192	65,449
Amounts of $250,000 or more	5,743	3,414	12,128	5,873	27,158
Total time deposits	$54,778	$49,856	$86,411	$71,923	$262,968

As of December 31, 2022 and 2021, the Bank’s uninsured deposits, including related accrued interest, were estimated to be $739.0 million and $845.7 million, respectively.

Securities Sold Under Agreements to Repurchase

All securities sold under agreements to repurchase are sweep instruments, maturing daily. The securities underlying the agreements are held under our control in safekeeping at third-party financial institutions, and include debt securities.

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase.

	As of or for the Years Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Balance at end of year	$43,081	$61,256	$45,736
Average balance during year	51,554	50,104	49,714
Maximum outstanding at any month end	55,698	61,256	58,839

Weighted average interest rate at end of year	0.28%	0.07%	0.06%
Average interest rate during year	0.07	0.07	0.10

Borrowings

Deposits are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the Federal Home Loan Bank of Chicago (“FHLB”), purchase federal funds, and engage in overnight borrowing from the Federal Reserve. We may also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs.

Our use of FHLB advances and other borrowings was nominal during 2020 and 2021, but increased during the second half of 2022 to fund increases in loan demand and to offset a decrease in deposits.

The following table sets forth information concerning balances and interest rates on our borrowings.

	As of or for the Years Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Balance at end of year
FHLB advances	$160,000	$—	$—
Federal funds purchased	—	—	—
Total borrowings	$160,000	$—	$—

Average balance during year
FHLB advances	$25,934	$1,310	$656
Federal funds purchased	534	343	424
Total borrowings	$26,468	$1,653	$1,080

Maximum outstanding at any month end
FHLB advances	$160,000	$—	$4,000
Federal funds purchased	—	—	—
Total borrowings	$160,000	$—	$4,000

Weighted average interest rate at end of year
FHLB advances	4.29%	—%	—%
Federal funds purchased	—	—	—
Total borrowings	4.29	—	—

Average interest rate during year
FHLB advances	3.68%	0.56%	0.02%
Federal funds purchased	2.11	0.48	0.52
Total borrowings	3.65	0.54	0.22

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

Additional sources of liquidity include unpledged securities, federal funds purchased, and borrowings from the FHLB. Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds available through federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs. The total remaining credit available to the Bank from the FHLB at December 31, 2022 was $409.9 million.

As of December 31, 2022, the Bank’s liquidity and available sources of liquidity were adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of December 31, 2022, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of December 31, 2022, the Holding Company had cash and cash equivalents of $24.3 million.

The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Holding Company’s ability to meet its ongoing short-term and intermediate-term cash obligations. During the years ended December 31, 2022, 2021, and 2020, the Bank paid dividends of $28.0 million, $20.0 million, and $17.6 million to the Holding Company, respectively.

The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the years ended December 31, 2022, 2021, and 2020, holding company operating expenses consisted of interest expense of $3.7 million, $3.3 million, and $2.2 million, respectively, and other operating expenses of $5.3 million, $3.7 million, and $2.5 million, respectively.

Additionally, the Holding Company paid $18.6 million, $16.8 million, and $16.5 million of dividends to stockholders during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.

As of December 31, 2022, the Holding Company’s liquidity and available sources of liquidity were adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of December 31, 2022, the Holding Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of December 31, 2022 and 2021, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of December 31, 2022 and 2021, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	December 31,	December 31,	With Capital	Prompt Corrective
	2022	2021	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	16.27%	16.88%	10.50%	N/A
Heartland Bank and Trust Company	15.43	15.94	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	14.23%	14.66%	8.50%	N/A
Heartland Bank and Trust Company	14.63	15.09	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.07%	13.37%	7.00%	N/A
Heartland Bank and Trust Company	14.63	15.09	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	10.48%	9.84%	4.00	N/A
Heartland Bank and Trust Company	10.78	10.13	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

As of December 31, 2022, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.

Cash Dividends

The Company paid quarterly cash dividends of $0.16 during 2022 and $0.15 per share during 2021 and 2020. On January 24, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share.

Stock Repurchase Program

The Company repurchased 265,379 shares of its common stock at a weighted average price of $18.02 during 2022 and 290,486 shares at a weighted average price of $16.89 during 2021. Repurchases were conducted in compliance with Rule 10b-18 and in compliance with Regulation M under the Exchange Act. On December 21, 2022, the Company’s Board of Directors approved a new stock repurchase program which authorizes the Company to repurchase up to $15.0 million of its common stock. The new stock repurchase program took effect upon the expiration of the prior stock repurchase program and expires on January 1, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

As a financial services provider, the Bank is routinely a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit, commitments to sell loans, and interest rate swaps. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, at December 31, 2022 and 2021, there were no reserves for unfunded commitments. For additional information, see “Note 23 – Commitments and Contingencies” to the consolidated financial statements.

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
-
Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-
Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	● Total deposits, excluding: - Time deposits of $250,000 or more, and - Brokered deposits	● Provides investors with information regarding the stability of the Company’s sources of funds. ● We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Net income	$56,456	$56,271	$36,845
Adjustments:
Acquisition expenses	(1,092)	(1,416)	—
Branch closure expenses	—	(748)	—
Gains (losses) on sales of closed branch premises	141	—	—
Charges related to termination of certain employee benefit plans	—	—	(1,457)
Mortgage servicing rights fair value adjustment	2,153	1,690	(2,584)
Total adjustments	1,202	(474)	(4,041)
Tax effect of adjustments	(551)	(95)	1,152
Less adjustments after tax effect	651	(569)	(2,889)
Adjusted net income	$55,805	$56,840	$39,734

Average assets	$4,269,873	$3,980,538	$3,447,500

Return on average assets	1.32%	1.41%	1.07%
Adjusted return on average assets	1.31	1.43	1.15

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$56,456	$56,271	$36,845
Earnings allocated to participating securities (1)	(66)	(104)	(93)
Numerator for earnings per share - basic and diluted	$56,390	$56,167	$36,752

Adjusted net income	$55,805	$56,840	$39,734
Earnings allocated to participating securities (1)	(65)	(105)	(101)
Numerator for adjusted earnings per share - basic and diluted	$55,740	$56,735	$39,633

Denominator:
Weighted average common shares outstanding	28,853,697	27,795,806	27,457,306
Dilutive effect of outstanding restricted stock units	65,619	15,487	—
Weighted average common shares outstanding, including all dilutive potential shares	28,919,316	27,811,293	27,457,306

Earnings per share - Basic	$1.95	$2.02	$1.34
Earnings per share - Diluted	$1.95	$2.02	$1.34

Adjusted earnings per share - Basic	$1.93	$2.04	$1.44
Adjusted earnings per share - Diluted	$1.93	$2.04	$1.44
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure - Net Interest Margin (Tax Equivalent Basis)

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$145,874	$122,403	$117,605
Tax-equivalent adjustment (1)	2,499	2,028	1,943
Net interest income (tax equivalent basis) (1)	$148,373	$124,431	$119,548

Net interest margin (tax equivalent basis)
Net interest margin	3.54%	3.18%	3.54%
Tax-equivalent adjustment (1)	0.06	0.05	0.06
Net interest margin (tax equivalent basis) (1)	3.60%	3.23%	3.60%

Average interest-earning assets	$4,118,124	$3,846,473	$3,318,764
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$105,107	$91,246	$91,956
Less: amortization of intangible assets	873	1,054	1,232
Adjusted noninterest expense	$104,234	$90,192	$90,724

Net interest income	$145,874	$122,403	$117,605
Total noninterest income	34,717	37,328	34,456
Operating revenue	180,591	159,731	152,061
Tax-equivalent adjustment (1)	2,499	2,028	1,943
Operating revenue (tax-equivalent basis) (1)	$183,090	$161,759	$154,004

Efficiency ratio	57.72%	56.46%	59.66%
Efficiency ratio (tax equivalent basis) (1)	56.93	55.76	58.91
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	December 31, 2022	December 31, 2021

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$373,632	$411,881
Less: Goodwill	29,322	29,322
Less: Core deposit intangible assets, net	1,070	1,943
Tangible common equity	$343,240	$380,616

Tangible Assets
Total assets	$4,286,734	$4,314,254
Less: Goodwill	29,322	29,322
Less: Core deposit intangible assets, net	1,070	1,943
Tangible assets	$4,256,342	$4,282,989

Total stockholders' equity to total assets	8.72%	9.55%
Tangible common equity to tangible assets	8.06	8.89

Shares of common stock outstanding	28,752,626	28,986,061

Book value per share	$12.99	$14.21
Tangible book value per share	11.94	13.13

Reconciliation of Non-GAAP Financial Measure – Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$383,306	$380,080	$350,703
Less: Goodwill	29,322	25,057	23,620
Less: Core deposit intangible assets, net	1,480	2,333	3,436
Average tangible common equity	$352,504	$352,690	$323,647

Net income	$56,456	$56,271	$36,845
Adjusted net income	55,805	56,840	39,734

Return on average stockholders' equity	14.73%	14.81%	10.51%
Return on average tangible common equity	16.02	15.95	11.38

Adjusted return on average stockholders' equity	14.56%	14.95%	11.33%
Adjusted return on average tangible common equity	15.83	16.12	12.28

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Core Deposits
Total deposits	$3,587,024	$3,738,185
Less: time deposits of $250,000 or more	27,158	59,512
Less: brokered deposits	—	4,238
Core deposits	$3,559,866	$3,674,435

Core deposits to total deposits	99.24%	98.29%

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

The following table sets forth, as of December 31, 2022 and 2021, the estimated impact on our EVE and net interest income of immediate and parallel changes in interest rates at the specified levels.

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
December 31, 2022
+400	$96,824	11.9%	$14,631	8.7%	$22,157	12.7%
+300	89,504	11.0	11,587	6.9	18,225	10.5
+200	71,015	8.7	8,152	4.8	13,266	7.6
+100	43,269	5.3	4,308	2.5	7,307	4.2
-100	(64,289)	(7.9)	(6,808)	(4.0)	(10,305)	(5.9)
-200	(159,079)	(19.5)	(16,218)	(9.6)	(23,694)	(13.6)
-300	(219,755)	(27.0)	(24,834)	(14.7)	(35,743)	(20.5)

December 31, 2021
+400	$92,106	19.7%	$23,230	18.7%	$38,485	31.7%
+300	76,708	16.4	17,938	14.5	30,487	25.1
+200	51,627	11.1	12,154	9.8	21,339	17.6
+100	12,453	2.7	5,818	4.7	11,062	9.1
-100	34,852	7.5	(4,098)	(3.3)	(7,746)	(6.4)

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HBT FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

HBT Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HBT Financial, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 8, 2023

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$18,970	$23,387
Interest-bearing deposits with banks	95,189	385,881
Cash and cash equivalents	114,159	409,268

Interest-bearing time deposits with banks	—	490
Debt securities available-for-sale, at fair value	843,524	942,168
Debt securities held-to-maturity (fair value of $478,801 at 2022 and $336,027 at 2021)	541,600	336,185
Equity securities with readily determinable fair value	3,029	3,443
Equity securities with no readily determinable fair value	1,977	1,927
Restricted stock, at cost	7,965	2,739
Loans held for sale	615	4,942

Loans, before allowance for loan losses	2,620,253	2,499,689
Allowance for loan losses	(25,333)	(23,936)
Loans, net of allowance for loan losses	2,594,920	2,475,753

Bank owned life insurance	7,557	7,393
Bank premises and equipment, net	50,469	52,483
Bank premises held for sale	235	1,452
Foreclosed assets	3,030	3,278
Goodwill	29,322	29,322
Core deposit intangible assets, net	1,070	1,943
Mortgage servicing rights, at fair value	10,147	7,994
Investments in unconsolidated subsidiaries	1,165	1,165
Accrued interest receivable	19,506	14,901
Other assets	56,444	17,408
Total assets	$4,286,734	$4,314,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$994,954	$1,087,659
Interest-bearing	2,592,070	2,650,526
Total deposits	3,587,024	3,738,185

Securities sold under agreements to repurchase	43,081	61,256
Federal Home Loan Bank advances	160,000	—
Subordinated notes	39,395	39,316
Junior subordinated debentures issued to capital trusts	37,780	37,714
Other liabilities	45,822	25,902
Total liabilities	3,913,102	3,902,373

COMMITMENTS AND CONTINGENCIES (Note 23)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 29,308,491 at 2022 and 29,276,547 at 2021; shares outstanding of 28,752,626 at 2022 and 28,986,061 at 2021	293	293
Surplus	222,783	220,891
Retained earnings	232,004	194,132
Accumulated other comprehensive income (loss)	(71,759)	1,471
Treasury stock at cost, 555,865 shares at 2022 and 290,486 at 2021	(9,689)	(4,906)
Total stockholders’ equity	373,632	411,881
Total liabilities and stockholders’ equity	$4,286,734	$4,314,254

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$120,343	$103,900	$102,893
Federally tax exempt	3,135	2,384	2,303
Securities:
Taxable	23,368	16,948	13,179
Federally tax exempt	4,569	4,400	4,696
Interest-bearing deposits in bank	1,541	527	938
Other interest and dividend income	98	64	56
Total interest and dividend income	153,054	128,223	124,065

INTEREST EXPENSE
Deposits	2,511	2,472	4,221
Securities sold under agreements to repurchase	36	34	48
Borrowings	967	9	2
Subordinated notes	1,879	1,879	616
Junior subordinated debentures issued to capital trusts	1,787	1,426	1,573
Total interest expense	7,180	5,820	6,460
Net interest income	145,874	122,403	117,605
PROVISION FOR LOAN LOSSES	(706)	(8,077)	10,532
Net interest income after provision for loan losses	146,580	130,480	107,073

NONINTEREST INCOME
Card income	10,329	9,734	8,087
Wealth management fees	9,155	8,384	7,237
Service charges on deposit accounts	7,072	6,080	5,987
Mortgage servicing	2,609	2,825	2,978
Mortgage servicing rights fair value adjustment	2,153	1,690	(2,584)
Gains on sale of mortgage loans	1,461	5,846	8,835
Unrealized gains (losses) on equity securities	(414)	107	33
Gains (losses) on foreclosed assets	(314)	310	142
Gains (losses) on other assets	136	(723)	(71)
Income on bank owned life insurance	164	41	—
Other noninterest income	2,366	3,034	3,812
Total noninterest income	34,717	37,328	34,456

NONINTEREST EXPENSE
Salaries	51,767	48,972	50,225
Employee benefits	8,325	6,513	7,905
Occupancy of bank premises	7,673	6,788	6,580
Furniture and equipment	2,476	2,676	2,447
Data processing	7,441	7,329	6,742
Marketing and customer relations	3,803	3,376	3,476
Amortization of intangible assets	873	1,054	1,232
FDIC insurance	1,164	1,043	707
Loan collection and servicing	1,049	1,317	1,755
Foreclosed assets	293	908	557
Other noninterest expense	20,243	11,270	10,330
Total noninterest expense	105,107	91,246	91,956
INCOME BEFORE INCOME TAX EXPENSE	76,190	76,562	49,573
INCOME TAX EXPENSE	19,734	20,291	12,728
NET INCOME	$56,456	$56,271	$36,845

EARNINGS PER SHARE - BASIC	$1.95	$2.02	$1.34
EARNINGS PER SHARE - DILUTED	$1.95	$2.02	$1.34
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	28,853,697	27,795,806	27,457,306

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
NET INCOME	$56,456	$56,271	$36,845

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on debt securities available-for-sale	(105,459)	(24,798)	15,272
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	1,723	687	18
Unrealized gains (losses) on derivative instruments	1,183	366	(1,084)
Reclassification adjustment for net settlements on derivative instruments	126	412	238
Total other comprehensive (loss) income, before tax	(102,427)	(23,333)	14,444
Income tax (benefit) expense	(29,197)	(6,651)	4,123
Total other comprehensive (loss) income	(73,230)	(16,682)	10,321
TOTAL COMPREHENSIVE (LOSS) INCOME	$(16,774)	$39,589	$47,166

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2019	27,457,306	$275	$190,524	$134,287	$7,832	$—	$332,918
Net income	—	—	—	36,845	—	—	36,845
Other comprehensive income	—	—	—	—	10,321	—	10,321
Stock-based compensation	—	—	351	—	—	—	351
Cash dividends and dividend equivalents ($0.60 per share)	—	—	—	(16,518)	—	—	(16,518)
Balance, December 31, 2020	27,457,306	275	190,875	154,614	18,153	—	363,917
Net income	—	—	—	56,271	—	—	56,271
Other comprehensive loss	—	—	—	—	(16,682)	—	(16,682)
Stock-based compensation	—	—	764	—	—	—	764
Issuance of common stock upon vesting of restricted stock units	20,225	—	—	—	—	—	—
Issuance of common stock in NXT acquisition	1,799,016	18	29,252	—	—	—	29,270
Repurchase of common stock	(290,486)	—				(4,906)	(4,906)
Cash dividends and dividend equivalents ($0.60 per share)	—	—	—	(16,753)	—	—	(16,753)
Balance, December 31, 2021	28,986,061	293	220,891	194,132	1,471	(4,906)	411,881
Net income	—	—	—	56,456	—	—	56,456
Other comprehensive loss	—	—	—	—	(73,230)	—	(73,230)
Stock-based compensation	—	—	1,949	—	—	—	1,949
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	31,944	—	(57)	—	—	—	(57)
Repurchase of common stock	(265,379)	—	—	—	—	(4,783)	(4,783)
Cash dividends and dividend equivalents ($0.64 per share)	—	—	—	(18,584)	—	—	(18,584)
Balance, December 31, 2022	28,752,626	$293	$222,783	$232,004	$(71,759)	$(9,689)	$373,632

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,456	$56,271	$36,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,043	3,074	2,941
Provision for loan losses	(706)	(8,077)	10,532
Net amortization of debt securities	6,959	7,066	5,045
Amortization of unrealized gain on dedesignated cash flow hedge	—	—	(64)
Deferred income tax (benefit) expense	(2,919)	2,908	(339)
Stock-based compensation	1,949	764	351
Net accretion of discount and deferred loan fees on loans	(5,337)	(12,448)	(4,902)
Net unrealized loss (gain) on equity securities	414	(107)	(33)
Net (gain) loss on disposals of bank premises and equipment	(9)	33	2
Net gain on sales of bank premises held for sale	(187)	—	—
Impairment losses on bank premises held for sale	60	661	—
Net gain on sales of foreclosed assets	(118)	(505)	(348)
Write-down of foreclosed assets	432	195	213
Amortization of intangibles	873	1,054	1,232
(Increase) decrease in mortgage servicing rights	(2,153)	(1,690)	2,584
Amortization of discount and issuance costs on subordinated notes and debentures	145	144	92
Amortization of premium on Federal Home Loan Bank borrowings	—	(105)	—
Amortization of premium on interest-bearing time deposits with banks	5	4	—
Amortization of premium on time deposits	(188)	(81)	—
Mortgage loans originated for sale	(56,240)	(179,921)	(370,112)
Proceeds from sale of mortgage loans	62,028	195,538	368,765
Net gain on sale of mortgage loans	(1,461)	(5,846)	(8,835)
Increase in cash surrender value of bank owned life insurance	(164)	(41)	—
(Increase) decrease in accrued interest receivable	(4,605)	240	(304)
(Increase) decrease in other assets	(8,007)	1,676	(1,090)
Increase (decrease) in other liabilities	22,316	(17,784)	(11,320)
Net cash provided by operating activities	72,586	43,023	31,255

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	485	245	248
Proceeds from paydowns, maturities, and calls of debt securities	154,166	213,491	222,999
Purchase of securities	(371,682)	(513,838)	(523,559)
Net increase in loans	(113,665)	(50,089)	(80,278)
Purchase of restricted stock	(6,151)	(241)	(73)
Proceeds from redemption of restricted stock	925	796	—
Purchases of bank premises and equipment	(1,047)	(1,028)	(1,861)
Proceeds from sales of bank premises and equipment	27	17	1
Proceeds from sales of bank premises held for sale	1,344	—	—
Proceeds from sales of foreclosed assets	475	5,805	2,079
Capital improvements to foreclosed assets	—	—	(6)
Net cash paid for acquisition of NXT Bancorporation, Inc.	—	(4,771)	—
Net cash used in investing activities	(335,123)	(349,613)	(380,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(150,973)	426,146	353,679
Net (decrease) increase in repurchase agreements	(18,175)	11,440	1,303
Net increase (decrease) in Federal Home Loan Bank advances	160,000	(12,520)	—
Issuance of subordinated notes, net of issuance costs	—	—	39,211
Taxes paid related to the vesting of restricted stock units	(57)	—	—
Repurchase of common stock	(4,783)	(4,906)	—
Cash dividends and dividend equivalents paid	(18,584)	(16,753)	(16,518)
Net cash (used in) provided by financing activities	(32,572)	403,407	377,675

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(295,109)	96,817	28,480
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	409,268	312,451	283,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,159	$409,268	$312,451

See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$6,860	$5,928	$6,441
Cash paid for income taxes	$20,035	$20,861	$17,451

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$541	$4,857	$1,074
Sales of foreclosed assets through loan origination	$—	$252	$67
Transfers of bank premises and equipment to bank premises held for sale	$—	$1,345	$—

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Significant accounting policies are summarized below.

The Company qualifies as an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act permits emerging growth companies an extended transition period for complying with new or revised accounting standards affecting public companies. The Company may remain an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024, (2) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues, (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or (4) the date on which the Company has, during the previous three year period, issued, publicly or privately, more than $1.0 billion in non-convertible debt securities. The Company has elected to use the extended transition period until the Company is no longer an emerging growth company or until the Company chooses to affirmatively and irrevocably opt out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

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

Basis of Consolidation

The consolidated financial statements of HBT Financial include the accounts of the Company and its wholly owned bank subsidiary, Heartland Bank.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business and Significant Concentrations of Credit Risk

The Company provides several types of loans to individuals, businesses, and municipal entities primarily located in its customer service area. Real estate and commercial loans are principal areas of concentration. The Company also strives to meet the borrowing needs of the consumers in its market areas. Extension of credit is generally limited to the primary trade areas of the Company. Primary deposit products of the Bank are noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts, and term certificates of deposit.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Securities

Equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in unrealized gains (losses) on equity securities on the statements of income.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assigns a risk rating to all loans and periodically performs detailed internal reviews of all such loans that are part of relationships with over $750,000 in total exposure to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to review by the Company’s regulators, external loan review, and internal loan review. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate and the fair values of collateral securing the loans. The risk rating is reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan. These credit quality indicators are used to assign a risk rating to each individual loan. Risk ratings are grouped into four major categories, defined as follows:

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Agricultural and Farmland: Consists of loans typically secured by farmland, agricultural operating assets, or a combination of both, and are generally underwritten to existing cash flows of operating agricultural businesses. Debt repayment is provided by business cash flows. The credit quality of these loans is significantly influenced by changes in prices of corn and soybeans and, to a lesser extent, weather, which has been partially mitigated by federal crop insurance programs.

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

Commercial Real Estate - Non-owner Occupied: Consists of loans secured by commercial real estate for which the primary source of repayment is the sale or rental cash flows from the underlying collateral. These loans are underwritten based primarily on the historic or projected cash flow from the underlying collateral. Adverse economic developments, or an overbuilt market, typically impact commercial real estate projects. Trends in rental and vacancy rates of commercial properties may impact the credit quality of these loans.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Municipal, Consumer and Other: Loans to municipalities include obligations of municipal entities and loans sponsored by municipal entities for the benefit of a private entity where that private entity, rather than the municipal entity, is responsible for repayment of the obligation. Consumer loans include loans to individuals for consumer purposes and typically consist of small balance loans. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of the consumer loans. Loans to non-depository financial institutions, as well as leases, are also included.

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

Bank Premises Held for Sale

Bank premises held for sale is carried at the lower of cost or fair value less estimated costs to sell. Bank premises classified as held for sale are not depreciated.

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

Lease Obligations

The Company leases certain bank premises under non-cancelable operating leases in the normal course of business operations. These lease obligations result in the recognition of right-of-use assets and associated lease contract liabilities. The amount of right-of-use assets and associated lease contract liabilities recorded is based on the present value of future minimum lease payments. The discount rate used is equal to the rate implicit in the lease, when readily determinable, or the Company’s incremental borrowing rate at lease inception, on a collateralized basis over a similar term. Right-of-use assets are included in other assets and lease contract liabilities are included in other liabilities in the consolidated balance sheets and were insignificant as of December 31, 2022 and 2021.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Goodwill represents the excess of the original cost over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead is subject to an annual impairment evaluation. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2022 and 2021, the Company’s evaluations of goodwill indicated that goodwill was not impaired.

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

Employee Benefit Plans

The Company sponsors a profit sharing plan under which the Company may contribute, at the discretion of the Board of Directors, a discretionary amount to all participating employees for the plan year. The Company may also make discretionary matching contributions in an amount up to 5% of compensation contributed by employees.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

With regard to uncertain tax matters, the Company recognizes in the consolidated financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. Management has analyzed the tax positions taken by the Company and concluded as of December 31, 2022 and 2021, there are no material uncertain tax positions taken or expected to be taken that require recognition of a liability or disclosure in the consolidated financial statements. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.

The Company files consolidated federal and state income tax returns. The Company generally is no longer subject to federal or state income tax examinations for years prior to 2019.

Derivative Financial Instruments

As part of the Company’s asset/liability management, the Company may use interest rate swaps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities, or pools of assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

Other than the acquisition of Town and Country Financial Corporation, as disclosed in Note 2 – Acquisitions, and further developments in a pending legal matter, as disclosed in Note 23 – Commitments and Contingencies, there were no significant subsequent events through the issuance of these consolidated financial statements that warranted adjustment or disclosure.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities available-for-sale and purchased financial assets with credit deterioration. ASU 2016-13 is effective for years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for years beginning after December 31, 2018, including interim periods within those years.

The Company has formed an implementation team to assess the impact that ASU 2016-13 will have on the Company’s consolidated financial statements. For the majority of loans evaluated on a pooled basis, the Company anticipates using a discounted cash flow method which considers instrument-level cash flows adjusted for, among other factors, prepayment speeds, probability of default, and loss given default. The Company also anticipates using regression analysis of historical internal and peer data to determine which economic variables are best suited to be utilized when modeling lifetime probability of default and loss given default.

The ultimate impact to the Company’s financial condition and results of operations of ASU 2016-13, at both adoption and each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loan and debt securities portfolios, along with other management judgments. Management is finalizing macroeconomic conditions and forecast assumptions to be used in the model; however, upon adoption of ASU 2016-13 on January 1, 2023, we expect the initial allowance for credit losses and the reserve for unfunded commitments together to be approximately 30% to 50% above the existing allowance for loan loss levels. When finalized, this one-time increase will be recorded, net of tax, as an adjustment to beginning retained earnings.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that contractual sale restrictions cannot be recognized and measured as a separate unit of account. The amendments in this update are effective for years beginning after December 15, 2023, including interim periods within those years. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. This Update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in this ASU require a public business entity to disclosure current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. The amendments in this update are effective for years beginning after December 15, 2022, including interim periods within those years. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 replaces the current last-of-layer hedge accounting method with an expanded portfolio layer method that permits multiple hedged layers of a single closed portfolio. The scope of the portfolio layer method is also expanded to include non-prepayable financial assets. ASU 2022-01 also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Amendments related to disclosure which are included in this standard may be applied on a prospective basis from the initial application date, or on a retrospective basis to each prior period presented after the date of adoption of the amendments in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update are effective for years beginning after December 15, 2023, including interim periods within those years. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In January 2017, the FASB issued ASU 2017 04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, a company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refined the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. Entities may apply the provisions as of the beginning of the reporting period when the election is made and are available until December 31, 2024. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

NOTE 2 – ACQUISITIONS

Town and Country Financial Corporation

On February 1, 2023, HBT Financial acquired 100% of the issued and outstanding common stock of Town and Country Financial Corporation (“Town and Country”), the holding company for Town and Country Bank, pursuant to an Agreement and Plan of Merger dated August 23, 2023. Under the Agreement and Plan of Merger, Town and Country merged with and into HBT Financial, with HBT Financial as the surviving entity, on February 1, 2023, immediately followed by merger of Town and Country Bank with and into Heartland Bank, with Heartland Bank as the surviving entity.

At the effective time of the merger, each share of Town and Country was converted into the right to receive, subject to the election and proration procedures as provided in the Merger Agreement, one of the following: (i) 1.9010 shares of HBT Financial’s common stock for each share of Town and Country, or (ii) $35.66 per share in cash, or (iii) a combination of cash and HBT Financial common stock. Total consideration consisted of 3,378,600 shares of HBT Financial’s common stock and $38.0 million in cash. In lieu of fractional shares, holders of Town and Country common stock will receive cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate transaction value was approximately $109.4 million.

This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Fair value assessments are incomplete as of the filing date of this Form 10-K. Fair values are subject to refinement for up to one year after the closing date of February 1, 2023. This acquisition is a subsequent event and the financial results of Town and Country are not recognized in this Form 10-K.

The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois as well as expanding our footprint into metro-east St. Louis. During the year ended December 31, 2022, HBT Financial incurred $1.1 million in pre-tax acquisition expenses related to the planned acquisition of Town and Country, comprised of professional fees and data processing expense.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2021, HBT Financial incurred $1.4 million in pre-tax acquisition expenses related to the acquisition of NXT, comprised primarily of professional fees and data processing expense. These expenses are reflected in noninterest expense on the consolidated statements of income. There were no acquisition expenses related to the acquisition of NXT during the year ended December 31, 2022.

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

	Pro Forma
	Year Ended December 31,
(dollars in thousands, except per share data)	2021	2020
Total revenues (net interest income and noninterest income)	$166,677	$161,005
Net income	57,883	39,263
Earnings per share - basic	1.98	1.34
Earnings per share - diluted	1.98	1.34

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SECURITIES

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses, are as follows:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$169,860	$—	$(15,345)	$154,515
U.S. government agency	59,291	—	(4,134)	55,157
Municipal	275,972	46	(32,189)	243,829
Mortgage-backed:
Agency residential	213,676	5	(18,240)	195,441
Agency commercial	150,060	—	(17,172)	132,888
Corporate	65,597	55	(3,958)	61,694
Total available-for-sale	934,456	106	(91,038)	843,524
Held-to-maturity:
U.S. government agency	88,424	—	(9,728)	78,696
Municipal	42,167	195	(314)	42,048
Mortgage-backed:
Agency residential	102,728	—	(6,470)	96,258
Agency commercial	308,281	—	(46,482)	261,799
Total held-to-maturity	541,600	195	(62,994)	478,801
Total debt securities	$1,476,056	$301	$(154,032)	$1,322,325

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$109,002	$328	$(354)	$108,976
U.S. government agency	129,269	1,303	(2,467)	128,105
Municipal	293,837	6,144	(2,904)	297,077
Mortgage-backed:
Agency residential	178,236	2,149	(919)	179,466
Agency commercial	164,875	1,234	(2,048)	164,061
Corporate	63,141	1,638	(296)	64,483
Total available-for-sale	938,360	12,796	(8,988)	942,168
Held-to-maturity:
U.S. government agency	12,349	42	(51)	12,340
Municipal	15,666	809	—	16,475
Mortgage-backed:
Agency residential	20,555	196	(102)	20,649
Agency commercial	287,615	1,749	(2,801)	286,563
Total held-to-maturity	336,185	2,796	(2,954)	336,027
Total debt securities	$1,274,545	$15,592	$(11,942)	$1,278,195

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2022, June 30, 2021 and March 31, 2021, the Company transferred certain debt securities from the available-for-sale category to the held-to-maturity category in order to better reflect the revised intentions of the Company due to possible market volatility, resulting from a potential rise in interest rates. The following is a summary of the amortized cost and fair value of securities transferred to the held-to-maturity category:

	March 31, 2022		June 30, 2021		March 31, 2021
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(dollars in thousands)
U.S. government agency	$78,841	$71,048	$—	$—	$7,593	$7,323
Mortgage-backed:
Agency residential	8,175	7,651	—	—	8,776	8,536
Agency commercial	27,834	25,432	99,271	99,275	118,792	113,861
Total	$114,850	$104,131	$99,271	$99,275	$135,161	$129,720

The debt securities were transferred between categories at fair value, with the transfer date fair value becoming the new amortized cost for each security transferred. The unrealized gain (loss), net of tax, at the date of transfer remains a component of accumulated other comprehensive income (loss), but will be amortized over the remaining life of the debt securities as an adjustment of yield in a manner consistent with amortization of any premium or discount. As a result, the amortization of an unrealized gain (loss) reported in accumulated other comprehensive income (loss) will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity debt security.

As of December 31, 2022 and 2021, the Company had securities with a carrying value of $332.6 million and $353.3 million, respectively, which were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

The Company has no direct exposure to the State of Illinois, but approximately 49% of the municipal portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2022. Approximately 81% of such securities were general obligation issues as of December 31, 2022.

The amortized cost and fair value of debt securities by contractual maturity, as of December 31, 2022, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$19,501	$19,127	$2,288	$2,290
Due after 1 year through 5 years	230,286	216,799	27,813	26,908
Due after 5 years through 10 years	251,203	217,722	83,181	76,214
Due after 10 years	69,730	61,547	17,309	15,332

Mortgage-backed:
Agency residential	213,676	195,441	102,728	96,258
Agency commercial	150,060	132,888	308,281	261,799
Total	$934,456	$843,524	$541,600	$478,801

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2022	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(8,401)	$92,445	$(6,944)	$62,070	$(15,345)	$154,515
U.S. government agency	(2,980)	47,370	(1,154)	7,787	(4,134)	55,157
Municipal	(10,906)	149,261	(21,283)	87,794	(32,189)	237,055
Mortgage-backed:
Agency residential	(8,332)	127,288	(9,908)	65,692	(18,240)	192,980
Agency commercial	(4,764)	62,672	(12,408)	70,216	(17,172)	132,888
Corporate	(2,594)	52,190	(1,364)	5,600	(3,958)	57,790
Total available-for-sale	(37,977)	531,226	(53,061)	299,159	(91,038)	830,385
Held-to-maturity:
U.S. government agency	(1,754)	15,751	(7,974)	62,945	(9,728)	78,696
Municipal	(314)	23,433	—	—	(314)	23,433
Mortgage-backed:
Agency residential	(4,039)	78,452	(2,431)	17,806	(6,470)	96,258
Agency commercial	(16,716)	103,298	(29,766)	158,501	(46,482)	261,799
Total held-to-maturity	(22,823)	220,934	(40,171)	239,252	(62,994)	460,186
Total debt securities	$(60,800)	$752,160	$(93,232)	$538,411	$(154,032)	$1,290,571

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
December 31, 2021	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$(354)	$68,410	$—	$—	$(354)	$68,410
U.S. government agency	(2,183)	80,219	(284)	5,578	(2,467)	85,797
Municipal	(2,018)	89,424	(886)	17,327	(2,904)	106,751
Mortgage-backed:
Agency residential	(851)	91,703	(68)	4,305	(919)	96,008
Agency commercial	(1,921)	113,111	(127)	6,443	(2,048)	119,554
Corporate	(7)	2,737	(289)	4,671	(296)	7,408
Total available-for-sale	(7,334)	445,604	(1,654)	38,324	(8,988)	483,928
Held-to-maturity:
U.S. government agency	(51)	4,949	—	—	(51)	4,949
Mortgage-backed:
Agency residential	(102)	14,932	—	—	(102)	14,932
Agency commercial	(2,673)	174,428	(128)	2,776	(2,801)	177,204
Total held-to-maturity	(2,826)	194,309	(128)	2,776	(2,954)	197,085
Total debt securities	$(10,160)	$639,913	$(1,782)	$41,100	$(11,942)	$681,013

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, there were 261 securities in an unrealized loss position for a period of twelve months or more, and 519 securities in an unrealized loss position for a period of less than twelve months. These unrealized losses are primarily a result of fluctuations in interest rates in the bond market. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management believes that all declines in value of these securities are deemed to be temporary.

There were no sales of debt securities during the years ended December 31, 2022, 2021, and 2020.

Equity Securities

Equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in unrealized gains (losses) on equity securities on the consolidated statements of income.

The Company has elected to measure equity securities with no readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer.

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses, are as follows:

	Readily	No Readily
	Determinable	Determinable
December 31, 2022	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,142
Cumulative net unrealized losses	(113)	(165)
Carrying value	$3,029	$1,977

	Readily	No Readily
	Determinable	Determinable
December 31, 2021	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,092
Cumulative net unrealized gains (losses)	301	(165)
Carrying value	$3,443	$1,927

As of December 31, 2022 and 2021, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no impairments or upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

There were no sales of equity securities during the years ended December 31, 2022, 2021, and 2020. Unrealized gains (losses) on equity securities were as follows during the years ended December 31:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Readily determinable fair value	(414)	107	33
No readily determinable fair value	—	—	—
Unrealized gains (losses) on equity securities	$(414)	107	$33

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Commercial and industrial	$266,757	$286,946
Agricultural and farmland	237,746	247,796
Commercial real estate - owner occupied	218,503	234,544
Commercial real estate - non-owner occupied	713,202	684,023
Multi-family	287,865	263,911
Construction and land development	360,824	298,048
One-to-four family residential	338,253	327,837
Municipal, consumer, and other	197,103	156,584
Loans, before allowance for loan losses	2,620,253	2,499,689
Allowance for loan losses	(25,333)	(23,936)
Loans, net of allowance for loan losses	$2,594,920	$2,475,753

Paycheck Protection Program (PPP) loans (included above)
Commercial and industrial	$28	$28,404
Agricultural and farmland	—	913
Municipal, consumer, and other	—	171
Total PPP loans	$28	$29,488

The following tables detail activity in the allowance for loan losses for the years ended December 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

	(dollars in thousands)
Balance, December 31, 2019	$4,441	$2,766	$1,779	$3,663	$1,024	$2,977	$2,540	$3,109	$22,299
Provision for loan losses	677	(1,946)	961	7,862	933	1,032	(894)	1,907	10,532
Charge-offs	(1,784)	(27)	(39)	(349)	—	(27)	(155)	(587)	(2,968)
Recoveries	595	—	440	75	—	250	310	305	1,975
Balance, December 31, 2020	3,929	793	3,141	11,251	1,957	4,232	1,801	4,734	31,838
Provision for loan losses	(1,474)	52	(1,280)	(3,130)	(694)	340	(472)	(1,419)	(8,077)
Charge-offs	(668)	—	(30)	—	—	—	(267)	(449)	(1,414)
Recoveries	653	—	9	24	—	342	249	312	1,589
Balance, December 31, 2021	2,440	845	1,840	8,145	1,263	4,914	1,311	3,178	23,936
Provision for loan losses	88	(49)	(1,653)	(1,707)	209	(692)	146	2,952	(706)
Charge-offs	(23)	—	(25)	—	—	—	(67)	(569)	(684)
Recoveries	774	—	1,031	283	—	1	369	329	2,787
Balance, December 31, 2022	$3,279	$796	$1,193	$6,721	$1,472	$4,223	$1,759	$5,890	$25,333

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investments in loans and the allowance for loan losses by category as of December 31:

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2022	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$261,833	$233,118	$203,558	$671,663	$287,298	$359,892	$325,621	$184,579	$2,527,562
Individually evaluated for impairment	4,818	4,033	11,366	30,509	—	82	8,399	12,508	71,715
Acquired with deteriorated credit quality	106	595	3,579	11,030	567	850	4,233	16	20,976
Total	$266,757	$237,746	$218,503	$713,202	$287,865	$360,824	$338,253	$197,103	$2,620,253

Allowance for loan losses:
Collectively evaluated for impairment	$3,121	$796	$1,008	$4,332	$1,470	$4,221	$1,709	$2,327	$18,984
Individually evaluated for impairment	158	—	168	2,388	—	—	44	3,562	6,320
Acquired with deteriorated credit quality	—	—	17	1	2	2	6	1	29
Total	$3,279	$796	$1,193	$6,721	$1,472	$4,223	$1,759	$5,890	$25,333

			Commercial	Commercial				Municipal,
	Commercial	Agricultural	Real Estate	Real Estate		Construction	One-to-four	Consumer,
	and	and	Owner	Non-owner		and Land	Family	and
December 31, 2021	Industrial	Farmland	Occupied	Occupied	Multi-Family	Development	Residential	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$272,064	$247,021	$216,794	$641,555	$262,701	$293,548	$314,807	$143,510	$2,392,000
Individually evaluated for impairment	14,744	12	12,332	29,575	—	2,018	6,897	13,041	78,619
Acquired with deteriorated credit quality	138	763	5,418	12,893	1,210	2,482	6,133	33	29,070
Total	$286,946	$247,796	$234,544	$684,023	$263,911	$298,048	$327,837	$156,584	$2,499,689

Allowance for loan losses:
Collectively evaluated for impairment	$2,253	$845	$1,480	$5,138	$1,259	$4,895	$1,099	$1,302	$18,271
Individually evaluated for impairment	187	—	327	2,999	—	—	210	1,875	5,598
Acquired with deteriorated credit quality	—	—	33	8	4	19	2	1	67
Total	$2,440	$845	$1,840	$8,145	$1,263	$4,914	$1,311	$3,178	$23,936

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loans individually evaluated for impairment by category of loans as of December 31:

	Unpaid
	Principal	Recorded	Related
December 31, 2022	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$268	$254	$158
Agricultural and farmland	—	—	—
Commercial real estate - owner occupied	635	610	168
Commercial real estate - non-owner occupied	14,269	14,261	2,388
Multi-family	—	—	—
Construction and land development	—	—	—
One-to-four family residential	569	524	44
Municipal, consumer, and other	8,152	8,131	3,562
Total	$23,893	$23,780	$6,320

With no related allowance:
Commercial and industrial	$4,564	$4,564	$—
Agricultural and farmland	4,440	4,033	—
Commercial real estate - owner occupied	10,912	10,756	—
Commercial real estate - non-owner occupied	16,327	16,248	—
Multi-family	—	—	—
Construction and land development	92	82	—
One-to-four family residential	9,181	7,875	—
Municipal, consumer, and other	4,410	4,377	—
Total	$49,926	$47,935	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$4,832	$4,818	$158
Agricultural and farmland	4,440	4,033	—
Commercial real estate - owner occupied	11,547	11,366	168
Commercial real estate - non-owner occupied	30,596	30,509	2,388
Multi-family	—	—	—
Construction and land development	92	82	—
One-to-four family residential	9,750	8,399	44
Municipal, consumer, and other	12,562	12,508	3,562
Total	$73,819	$71,715	$6,320

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unpaid
	Principal	Recorded	Related
December 31, 2021	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$303	$303	$187
Agricultural and farmland	—	—	—
Commercial real estate - owner occupied	3,013	3,013	327
Commercial real estate - non-owner occupied	14,912	14,893	2,999
Multi-family	—	—	—
Construction and land development	—	—	—
One-to-four family residential	1,421	1,314	210
Municipal, consumer, and other	8,523	8,498	1,875
Total	$28,172	$28,021	$5,598

With no related allowance:
Commercial and industrial	$14,452	$14,441	$—
Agricultural and farmland	12	12	—
Commercial real estate - owner occupied	9,534	9,319	—
Commercial real estate - non-owner occupied	14,755	14,682	—
Multi-family	—	—	—
Construction and land development	2,112	2,018	—
One-to-four family residential	7,129	5,583	—
Municipal, consumer, and other	4,603	4,543	—
Total	$52,597	$50,598	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$14,755	$14,744	$187
Agricultural and farmland	12	12	—
Commercial real estate - owner occupied	12,547	12,332	327
Commercial real estate - non-owner occupied	29,667	29,575	2,999
Multi-family	—	—	—
Construction and land development	2,112	2,018	—
One-to-four family residential	8,550	6,897	210
Municipal, consumer, and other	13,126	13,041	1,875
Total	$80,769	$78,619	$5,598

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans during the years ended December 31:

	Year Ended December 31,
	2022		2021		2020
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$204	$18	$1,593	$89	$3,031	$169
Agricultural and farmland	—	—	83	4	273	9
Commercial real estate - owner occupied	970	63	3,052	177	1,622	98
Commercial real estate - non-owner occupied	10,943	740	16,494	791	6,345	220
Multi-family	—	—	—	—	—	—
Construction and land development	—	—	554	27	2,441	116
One-to-four family residential	384	16	1,988	77	3,120	110
Municipal, consumer, and other	6,259	236	8,681	158	10,617	286
Total	$18,760	$1,073	$32,445	$1,323	$27,449	$1,008

With no related allowance:
Commercial and industrial	$9,568	$453	$7,125	$330	$4,004	$251
Agricultural and farmland	228	13	290	17	11,061	561
Commercial real estate - owner occupied	8,619	525	7,771	344	11,056	528
Commercial real estate - non-owner occupied	12,636	1,278	10,339	432	14,412	458
Multi-family	—	—	434	10	447	10
Construction and land development	1,505	106	2,107	28	892	23
One-to-four family residential	6,238	352	6,248	192	8,022	316
Municipal, consumer, and other	3,361	148	4,666	86	3,089	115
Total	$42,155	$2,875	$38,980	$1,439	$52,983	$2,262

Total loans individually evaluated for impairment:
Commercial and industrial	$9,772	$471	$8,718	$419	$7,035	$420
Agricultural and farmland	228	13	373	21	11,334	570
Commercial real estate - owner occupied	9,589	588	10,823	521	12,678	626
Commercial real estate - non-owner occupied	23,579	2,018	26,833	1,223	20,757	678
Multi-family	—	—	434	10	447	10
Construction and land development	1,505	106	2,661	55	3,333	139
One-to-four family residential	6,622	368	8,236	269	11,142	426
Municipal, consumer, and other	9,620	384	13,347	244	13,706	401
Total	$60,915	$3,948	$71,425	$2,762	$80,432	$3,270

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loans by category based on current payment and accrual status as of December 31:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2022	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$266,521	$17	$—	$219	$266,757
Agricultural and farmland	237,727	19	—	—	237,746
Commercial real estate - owner occupied	218,242	187	—	74	218,503
Commercial real estate - non-owner occupied	713,031	—	—	171	713,202
Multi-family	287,854	11	—	—	287,865
Construction and land development	360,763	61	—	—	360,824
One-to-four family residential	335,576	894	145	1,638	338,253
Municipal, consumer, and other	196,892	157	1	53	197,103
Total	$2,616,606	$1,346	$146	$2,155	$2,620,253

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2021	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$286,563	$9	$—	$374	$286,946
Agricultural and farmland	247,772	24	—	—	247,796
Commercial real estate - owner occupied	234,441	103	—	—	234,544
Commercial real estate - non-owner occupied	683,029	823	—	171	684,023
Multi-family	263,911	—	—	—	263,911
Construction and land development	297,465	64	—	519	298,048
One-to-four family residential	325,780	383	32	1,642	327,837
Municipal, consumer, and other	156,297	214	16	57	156,584
Total	$2,495,258	$1,620	$48	$2,763	$2,499,689

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present total loans by category based on their assigned risk ratings determined by management as of December 31:

December 31, 2022	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$255,309	$6,630	$4,818	$—	$266,757
Agricultural and farmland	223,114	10,004	4,628	—	237,746
Commercial real estate - owner occupied	198,546	10,105	9,852	—	218,503
Commercial real estate - non-owner occupied	652,691	27,282	33,229	—	713,202
Multi-family	283,682	4,183	—	—	287,865
Construction and land development	358,215	2,527	82	—	360,824
One-to-four family residential	323,632	5,907	8,714	—	338,253
Municipal, consumer, and other	184,299	296	12,508	—	197,103
Total	$2,479,488	$66,934	$73,831	$—	$2,620,253

December 31, 2021	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$267,088	$5,114	$14,744	$—	$286,946
Agricultural and farmland	221,898	25,213	685	—	247,796
Commercial real estate - owner occupied	198,862	24,098	11,584	—	234,544
Commercial real estate - non-owner occupied	619,212	32,372	32,439	—	684,023
Multi-family	241,362	22,549	—	—	263,911
Construction and land development	268,556	27,474	2,018	—	298,048
One-to-four family residential	308,951	11,221	7,665	—	327,837
Municipal, consumer, and other	143,299	244	13,041	—	156,584
Total	$2,269,228	$148,285	$82,176	$—	$2,499,689

There were no troubled debt restructurings during the years ended December 31, 2022 and 2021. The following table presents the financial effect of troubled debt restructurings for the year ended December 31, 2020:

				Charge-offs
		Recorded Investment		and Specific
Year Ended December 31, 2020	Number	Pre-Modification	Post-Modification	Reserves

	(dollars in thousands)
Commercial real estate - owner occupied	1	$853	$853	$—

During the year ended December 31, 2020, the troubled debt restructuring was the result of a payment concession. As of December 31, 2022 and 2021, there were no troubled debt restructurings which had subsequent payment defaults within 12 months of the modification. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due as to interest or principal or were on nonaccrual status subsequent to restructuring.

As of December 31, 2022 and 2021, the Company had $3.0 million and $3.5 million of troubled debt restructurings, respectively. Restructured loans are evaluated for impairment quarterly as part of the Company’s determination of the allowance for loan losses. There were no material commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), along with a joint statement issued by banking regulatory agencies, provided that short-term loan payment modifications made prior to December 31, 2021 to borrowers experiencing financial hardship due to the COVID-19 pandemic generally do not need to be accounted for as a troubled debt restructuring. As of December 31, 2022, the Company had no loans that were granted a payment modification due to a COVID-19 related financial hardship which had not returned to regular payments. As of December 31, 2021, the Company had $0.2 million of loans that were granted a payment modification due to a COVID-19 related financial hardship and had not returned to regular payments. Substantially all modifications were in the form of a three-month interest-only period or a one-month payment deferral. Some borrowers received more than one loan payment modification.

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows for the years ended December 31:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Beginning balance	$413	$1,397	$1,662
Reclassification from non-accretable difference	548	508	288
Disposals	—	(1,089)	—
Accretion income	(231)	(403)	(553)
Ending balance	$730	$413	$1,397

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, not included in the accompanying consolidated balance sheets, amounted to $955.8 million and $1.04 billion as of December 31, 2022 and 2021, respectively. Activity in mortgage servicing rights is as follows for years ended December 31:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Beginning balance	$7,994	$5,934	$8,518
Acquired	—	370	—
Capitalized servicing rights	530	1,200	1,981
Fair value adjustment:
Attributable to payments and principal reductions	(1,343)	(1,788)	(2,364)
Attributable to changes in valuation inputs and assumptions	2,966	2,278	(2,201)
Total fair value adjustment	1,623	490	(4,565)
Ending balance	$10,147	$7,994	$5,934

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation as of December 31 as follows:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Land, buildings, and improvements	$77,869	$77,180
Furniture, fixtures, and equipment	24,512	24,199
Total bank premises and equipment	102,381	101,379
Less accumulated depreciation	51,912	48,896
Total bank premises and equipment, net	$50,469	$52,483

Depreciation expense by category for the years ended December 31 is as follows:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Buildings and improvements	$1,623	$1,694	$1,761
Furniture, fixtures, and equipment	1,420	1,380	1,180
Total depreciation expense	$3,043	$3,074	$2,941

During 2021, six branch locations were closed or consolidated as part of a branch rationalization plan. The related bank premises were transferred to held for sale at the lower of the carrying value or fair value, less estimated costs to sell. As of December 31, 2022 and 2021, bank premises held for sale totaled $0.2 million and $1.5 million, respectively. During the years ended December 31, 2022 and 2021, there were impairment losses of $0.1 million and $0.7 million, respectively, on bank premises held for sale included in gains (losses) on other assets in the consolidated statements of income. During the year ended December 31, 2020, there were no impairment losses on bank premises held for sale.

NOTE 7 – FORECLOSED ASSETS

Foreclosed assets activity is as follows for the years ended December 31:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Beginning balance	$3,278	$4,168	$5,099
Transfers from loans	541	4,857	1,074
Capitalized improvements	—	—	6
Proceeds from sales	(475)	(5,805)	(2,079)
Sales through loan origination	—	(252)	(67)
Net gain on sales	118	505	348
Direct write-downs	(432)	(195)	(213)
Ending balance	$3,030	$3,278	$4,168

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains (losses) on foreclosed assets includes the following for the years ended December 31:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Direct write-downs	$(432)	$(195)	$(213)
Net gain on sales	118	505	348
Guarantee reimbursements	—	—	7
Gains (losses) on foreclosed assets	$(314)	$310	$142

The carrying value of foreclosed one-to-four family residential real estate property as of December 31, 2022 and 2021, was $20 thousand and $0.2 million, respectively. As of December 31, 2022, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling approximately $0.2 million. As of December 31, 2021, there were 4 residential real estate loans in the process of foreclosure totaling approximately $0.1 million.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31:

	Year Ended December 31,
	2022		2021		2020
		Core Deposit		Core Deposit		Core Deposit
	Goodwill	Intangible	Goodwill	Intangible	Goodwill	Intangible

	(dollars in thousands)
Beginning balance	$29,322	$1,943	$23,620	$2,798	$23,620	$4,030
Additions	—	—	5,702	199	—	—
Amortization	—	(873)	—	(1,054)	—	(1,232)
Ending balance	$29,322	$1,070	$29,322	$1,943	$23,620	$2,798
Accumulated amortization	$—	$20,847	$—	$19,974	$—	$18,920

Amortization of core deposit intangible assets for the years subsequent to December 31, 2022 is expected to be as follows (dollars in thousands):

Year ended December 31,
2023	$353
2024	337
2025	275
2026	20
2027	20
Thereafter	65
Total	$1,070

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEPOSITS

The Company’s deposits are summarized below as of December 31:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Noninterest-bearing deposits	$994,954	$1,087,659
Interest-bearing deposits:
Interest-bearing demand	1,139,150	1,105,949
Money market	555,425	583,198
Savings	634,527	633,171
Time	262,968	328,208
Total interest-bearing deposits	2,592,070	2,650,526
Total deposits	$3,587,024	$3,738,185

There were no brokered deposits as of December 31, 2022. Money market deposits include $4.2 million of brokered deposits as of December 31, 2021. Money market deposits also include $1.7 million and $6.9 million of reciprocal transaction deposits as of December 31, 2022 and 2021, respectively. Time deposits include $1.6 million and $0.9 million of reciprocal time deposits as of December 31, 2022 and 2021, respectively.

The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $27.2 million and $59.5 million as of December 31, 2022 and 2021, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $92.6 million and $133.1 million as of December 31, 2022 and 2021, respectively.

At December 31, 2022, the scheduled maturities of time deposits are as follows (dollars in thousands):

Year ended December 31,
2023	$191,045
2024	44,573
2025	14,544
2026	8,822
2027	3,855
Thereafter	129
Total	$262,968

The components of interest expense on deposits for the years ended December 31 are as follows:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Interest-bearing demand	$607	$518	$647
Money market	813	437	697
Savings	208	188	196
Time	883	1,329	2,681
Total interest expense on deposits	$2,511	$2,472	$4,221

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

All repurchase agreements are sweep instruments. The securities underlying the agreements as of December 31, 2022 and 2021 were under the Company’s control in safekeeping at third-party financial institutions, and included debt securities.

Information pertaining to securities sold under agreements to repurchase as of December 31 is as follows:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Balance at end of year	$43,081	$61,256
Weighted average rate as of end of year	0.28%	0.07%
Fair value of securities underlying the agreements	$50,771	$64,164
Carrying value of securities underlying the agreements	$55,850	$64,262

NOTE 11 – BORROWINGS

As of December 31, 2022, Federal Home Loan Bank of Chicago (“FHLB”) borrowings totaled $160.0 million and consisted of short-term borrowings which had a weighted average rate of 4.29% and mature within 30 days. There were no FHLB borrowings outstanding as of December 31, 2021. Borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The loans pledged as of December 31, 2022 and 2021 totaled $892.1 million and $567.0 million, respectively. As of December 31, 2022 and 2021, loans pledged also served as collateral for credit exposure of $0.3 million and $0.4 million, respectively, associated with the Bank’s participation in the FHLB’s Mortgage Partnership Finance Program.

The Bank also had available borrowings through the discount window of the Federal Reserve Bank of Chicago (“FRB”). Available borrowings are based on the collateral pledged. As of December 31, 2022 and 2021, there was no collateral pledged and there was no outstanding balance.

NOTE 12 – SUBORDINATED NOTES

On September 3, 2020, the Company issued $40.0 million of fixed-to-floating rate subordinated notes that mature on September 15, 2030. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 4.50% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest is payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after September 15, 2025. If the subordinated notes are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The transaction resulted in debt issuance costs of $0.8 million which will be amortized over 10 years. As of December 31, 2022 and 2021, 100% of the subordinated notes qualified as Tier 2 capital.

The face value and carrying value of the subordinated notes are summarized below:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Subordinated notes, at face value	$40,000	$40,000
Unamortized issuance costs	(605)	(684)
Subordinated notes, at carrying value	$39,395	$39,316

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with GAAP, the trusts are not consolidated in the Company’s financial statements.

The carrying value of the junior subordinated debentures are summarized as follows:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155
FFBI Capital Trust I	7,217	7,217
National Bancorp Statutory Trust I	5,773	5,773
Total junior subordinated debentures, at face value	38,765	38,765
National Bancorp Statutory Trust I unamortized discount	(985)	(1,051)
Total junior subordinated debentures, at carrying value	$37,780	$37,714

The interest rates on the junior subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date immediately preceding the Distribution Payment Date specific to each junior subordinated debenture, plus a fixed percentage. The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		December 31,	December 31,	Maturity
	Interest Rate		2022	2021	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	6.83%	2.87%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	6.30	1.73	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	6.12	1.55	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	6.88	2.92	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	7.67	3.10	December 15, 2037

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of December 31, 2022 and 2021, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are negotiated contracts entered into by two issuing counterparties containing specific agreement terms, including the underlying instrument, amount, exercise price, and maturities. The derivatives accounting guidance requires that the Company to recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company may utilize interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	December 31, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets	$17,000	$629	$—	$—
Fair value recorded in other liabilities	—	—	17,000	(680)

As of December 31, 2022, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of December 31, 2022, counterparties had cash pledged and held on deposit by the Company of $0.6 million. As of December 31, 2021, the Company had cash pledged and held on deposit at counterparties of $0.8 million.

In 2019, the Company had an interest rate swap contract with a notional amount of $10.0 million designated as a cash flow hedge on variable-rate loans. Beginning April 1, 2019, this hedging relationship was no longer considered highly effective, and the Company discontinued hedge accounting. In accordance with hedge accounting guidance, the net unrealized gain associated with the discontinued hedging relationship, recorded within accumulated other comprehensive income, was reclassified into earnings through April 7, 2020, the period the hedged forecasted transactions affected earnings.

For the years ended December 31, 2022, 2021, and 2020, the effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income (loss) to income	other comprehensive income (loss)
	Year Ended December 31,
	2022	2021	2020

Designated as cash flow hedges:	(dollars in thousands)
Taxable loan interest income	$—	$—	$64
Junior subordinated debentures interest expense	(126)	(412)	(302)
Total	$(126)	$(412)	$(238)

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	December 31, 2022		December 31, 2021
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$112,041	$8,622
Interest rate swaps with a financial institution counterparty	106,995	6,981	3,880	75
Total fair value recorded in other assets	$106,995	$6,981	$115,921	$8,697

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$106,995	$(6,981)	$3,880	$(75)
Interest rate swaps with a financial institution counterparty	—	—	112,041	(8,622)
Total fair value recorded in other liabilities	$106,995	$(6,981)	$115,921	$(8,697)

As of December 31, 2022, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2023 and 2042. As of December 31, 2021, the Company had $7.5 million of debt securities pledged and held in safekeeping at the financial institution counterparty.

The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows for the years ended December 31:

	Year Ended December 31,
	2022	2021	2020

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$16,002	$13,773	$24,758
Gross losses	(16,002)	(13,773)	(24,758)
Net gains (losses)	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the activity and accumulated balances for components of other comprehensive income (loss) for the years ended December 31:

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Balance, December 31, 2019	$8,659	$(131)	$(696)	$7,832
Other comprehensive income (loss) before reclassifications	15,272	—	(1,084)	14,188
Reclassifications	—	18	238	256
Other comprehensive income (loss), before tax	15,272	18	(846)	14,444
Income tax expense (benefit)	4,353	5	(235)	4,123
Other comprehensive income (loss), after tax	10,919	13	(611)	10,321
Balance, December 31, 2020	19,578	(118)	(1,307)	18,153
Transfer from available-for-sale to held-to-maturity	3,887	(3,887)	—	—
Other comprehensive (loss) income before reclassifications	(24,798)	—	366	(24,432)
Reclassifications	—	687	412	1,099
Other comprehensive (loss) income, before tax	(24,798)	687	778	(23,333)
Income tax (benefit) expense	(7,069)	196	222	(6,651)
Other comprehensive (loss) income, after tax	(17,729)	491	556	(16,682)
Balance, December 31, 2021	5,736	(3,514)	(751)	1,471
Transfer from available-for-sale to held-to-maturity	7,664	(7,664)	—	—
Other comprehensive (loss) income before reclassifications	(105,459)	—	1,183	(104,276)
Reclassifications	—	1,723	126	1,849
Other comprehensive (loss) income, before tax	(105,459)	1,723	1,309	(102,427)
Income tax (benefit) expense	(30,061)	491	373	(29,197)
Other comprehensive (loss) income, after tax	(75,398)	1,232	936	(73,230)
Balance, December 31, 2022	$(61,998)	$(9,946)	$185	$(71,759)

Reclassifications from accumulated other comprehensive income (loss) for unrealized gains (losses) on debt securities available-for-sale are included in gains (losses) on sales of securities in the accompanying consolidated statements of income.

Reclassifications from accumulated other comprehensive income (loss) for unrealized gains (losses) on debt securities held-to-maturity are included in securities interest income in the accompanying consolidated statements of income.

Reclassifications from accumulated other comprehensive income (loss) for the fair value of derivative financial instruments represent net interest payments received or made on derivatives designated as cash flow hedges. See Note 14 for additional information.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES

Allocation of income tax expense between current and deferred portions for the years ended December 31 is as follows:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Current
Federal	$15,194	$11,330	$8,358
State	7,459	6,053	4,709
Total current	22,653	17,383	13,067

Deferred
Federal	(2,045)	1,945	(226)
State	(874)	963	(113)
Total deferred	(2,919)	2,908	(339)
Income tax expense	$19,734	$20,291	$12,728

Income tax expense differs from the statutory federal rate for the years ended December 31 due to the following:

	Year Ended December 31,
	2022		2021		2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Federal income tax, at statutory rate	$16,000	21.0%	$16,078	21.0%	$10,410	21.0%
Increase (decrease) resulting from:
Federally tax exempt interest income	(1,618)	(2.1)	(1,426)	(1.9)	(1,470)	(3.0)
State taxes, net of federal benefit	5,285	6.9	5,430	7.1	3,631	7.4
Other	67	0.1	209	0.3	157	0.3
Income tax expense	$19,734	25.9%	$20,291	26.5%	$12,728	25.7%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$7,151	$6,756
Compensation related	2,623	2,314
Deferred loan fees	965	1,059
Nonaccrual interest	480	489
Foreclosed assets	142	43
Goodwill	153	316
Net unrealized losses on debt securities	29,874	304
Other	5,237	853
Total deferred tax assets	46,625	12,134

Deferred tax liabilities
Fixed asset depreciation	3,940	4,188
Mortgage servicing rights	2,868	2,262
Other purchase accounting adjustments	610	776
Intangible assets	214	374
Prepaid assets	756	664
Other	2,756	505
Total deferred tax liabilities	11,144	8,769
Net deferred tax asset	$35,481	$3,365

NOTE 17 – EARNINGS PER SHARE

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Numerator:
Net income	$56,456	$56,271	$36,845
Earnings allocated to participating securities	(66)	(104)	(93)
Numerator for earnings per share - basic and diluted	$56,390	$56,167	$36,752

Denominator:
Weighted average common shares outstanding	28,853,697	27,795,806	27,457,306
Dilutive effect of outstanding restricted stock units	65,619	15,487	—
Weighted average common shares outstanding, including all dilutive potential shares	28,919,316	27,811,293	27,457,306

Earnings per share - Basic	$1.95	$2.02	$1.34
Earnings per share - Diluted	$1.95	$2.02	$1.34

NOTE 18 – DEFERRED COMPENSATION

The Company maintained a supplemental executive retirement plan (SERP) for certain key executive officers. The SERP benefit payments were scheduled to be paid in equal monthly installments over 30 years. In June 2019, the Company approved the termination of the SERP, and a lump sum payment was made in June 2020 to each participant equal to the present value of any remaining installment payments. As of December 31, 2022 and 2021, there was no remaining deferred compensation liability for the SERP. During the year ended December 31, 2020, the Company recognized deferred compensation expense for the SERP of $1.7 million.

NOTE 19 – EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

During the years ended December 31, 2022, 2021, and 2020, the Company’s profit sharing plan contribution expense amounted to $1.3 million, $1.3 million, and $1.1 million, respectively. The Company’s contributions vest to employees ratably over a six-year period.

Medical Insurance Benefits

The Company is partially self-insured for medical claims filed by its employees. As of December 31, 2022 and 2021, the Company’s maximum aggregate liability under the plan was $6.4 million and $6.6 million, respectively. During the years ended December 31, 2022, 2021, and 2020, medical benefits expense amounted to $4.9 million, $4.2 million, and $4.8 million, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STOCK-BASED COMPENSATION PLANS

The Company adopted the HBT Financial, Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) in 2019. The Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards and (vii) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock available for issuance under the Omnibus Incentive Plan is 1,820,000 shares.

The following is a summary of stock-based compensation expense (benefit):

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Restricted stock units	$1,334	$579	$351
Performance restricted stock units	615	185	—
Total awards classified as equity	1,949	764	351
Stock appreciation rights	88	226	(137)
Total stock-based compensation expense	$2,037	$990	$214

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

During the years ended December 31, 2022, 2021, and 2020, the total grant date fair value of the restricted stock units granted was $1.3 million, $0.9 million, and $1.4 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the year ended December 31, 2022 and 2021 were $0.7 million and $0.3 million, respectively.

The following is a summary of outstanding restricted stock unit activity:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
Balance, December 31, 2019	—	$—
Granted	73,700	18.98
Vested	—	—
Forfeited	(2,700)	19.03
Balance, December 31, 2020	71,000	$18.98
Granted	59,994	15.81
Vested	(20,225)	18.86
Forfeited	(1,525)	18.11
Balance, December 31, 2021	109,244	$17.27
Granted	66,995	18.81
Vested	(34,925)	17.26
Forfeited	(1,328)	18.35
Balance, December 31, 2022	139,986	$18.01

As of December 31, 2022, unrecognized compensation cost related to non-vested restricted stock units was $1.2 million. This cost is expected to be recognized over the weighted average remaining contractual term of 2.0 years.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2022 and 2021, the total fair value of the performance restricted stock units granted was $0.5 million and $0.6 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. Performance conditions are based on either the average annual return on average tangible common equity during the performance period or average loan balances for a specified geographic region during the performance period, with downward adjustments if certain credit quality criteria are not maintained.

The following is a summary of performance restricted stock unit activity:

Weighted
	Performance	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Balance, December 31, 2019	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, December 31, 2020	—	$—
Granted	38,344	15.72
Vested	—	—
Forfeited	—	—
Balance, December 31, 2021	38,344	$15.72
Granted	23,723	19.14
Vested	—	—
Forfeited	—	—
Balance, December 31, 2022	62,067	$17.02

As of December 31, 2022, unrecognized compensation cost related to non-vested performance restricted stock units was $0.3 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.6 years.

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

The following is a summary of stock appreciation rights activity:

		Weighted
	Stock	Average
	Appreciation	Grant Date
	Rights	Assigned Value
Balance, December 31, 2019	110,160	$16.32
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(4,590)	16.32
Balance, December 31, 2020	105,570	$16.32
Granted	—	—
Exercised	(6,120)	16.32
Expired	(1,530)	16.32
Forfeited	—	—
Balance, December 31, 2021	97,920	$16.32
Granted	—	—
Exercised	(24,480)	16.32
Expired	—	—
Forfeited	—	—
Balance, December 31, 2022	73,440	$16.32

A further summary of outstanding stock appreciation rights as of December 31, 2022, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	73,440	67,320	6.7	years

As of December 31, 2022, unrecognized compensation cost related to non-vested stock appreciation rights was $28 thousand.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, the liability recorded for outstanding stock appreciation rights was $0.5 million and $0.5 million, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	December 31, 2022	December 31, 2021
Risk-free interest rate	3.95%	1.40%
Expected volatility	36.54%	35.52%
Expected life (in years)	6.7	7.7
Expected dividend yield	3.27%	3.20%

As of December 31, 2022, the liability recorded for previously exercised stock appreciation rights was $0.5 million, which will be paid in two remaining annual installments in 2023 and 2024. As of December 31, 2021, the liability recorded for previously exercised stock appreciation rights was $0.8 million.

NOTE 21 – REGULATORY CAPITAL

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

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of December 31, 2022 and 2021, the capital conservation buffer was 2.5% of risk-weighted assets.

As of December 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual and required capital amounts and ratios of HBT Financial, Inc. (consolidated) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$516,556	16.27%	$254,052	8.00%	N/A	N/A
Heartland Bank and Trust Company	489,316	15.43	253,643	8.00	$317,054	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$451,828	14.23%	$190,539	6.00%	N/A	N/A
Heartland Bank and Trust Company	463,983	14.63	190,233	6.00	$253,643	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$415,213	13.07%	$142,904	4.50%	N/A	N/A
Heartland Bank and Trust Company	463,983	14.63	142,674	4.50	$206,085	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$451,828	10.48%	$172,427	4.00%	N/A	N/A
Heartland Bank and Trust Company	463,983	10.78	172,240	4.00	$215,300	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$479,320	16.88%	$227,115	8.00%	N/A	N/A
Heartland Bank and Trust Company	452,162	15.94	226,950	8.00	$283,688	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$416,068	14.66%	$170,336	6.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	170,213	6.00	$226,950	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$379,519	13.37%	$127,752	4.50%	N/A	N/A
Heartland Bank and Trust Company	428,226	15.09	127,659	4.50	$184,397	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$416,068	9.84%	$169,171	4.00%	N/A	N/A
Heartland Bank and Trust Company	428,226	10.13	169,070	4.00	$211,337	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements are summarized in Note 1. There were no transfers between levels during the years ended December 31, 2022 and 2021. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis as of December 31:

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$154,515	$—	$—	$154,515
U.S. government agency	—	55,157	—	55,157
Municipal	—	243,829	—	243,829
Mortgage-backed:
Agency residential	—	195,441	—	195,441
Agency commercial	—	132,888	—	132,888
Corporate	—	61,694	—	61,694
Equity securities with readily determinable fair values	3,029	—	—	3,029
Mortgage servicing rights	—	—	10,147	10,147
Derivative financial assets	—	7,610	—	7,610
Derivative financial liabilities	—	6,981	—	6,981

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$108,976	$—	$—	$108,976
U.S. government agency	—	128,105	—	128,105
Municipal	—	297,077	—	297,077
Mortgage-backed:
Agency residential	—	179,466	—	179,466
Agency commercial	—	164,061	—	164,061
Corporate	—	64,483	—	64,483
Equity securities with readily determinable fair values	3,443	—	—	3,443
Mortgage servicing rights	—	—	7,994	7,994
Derivative financial assets	—	8,697	—	8,697
Derivative financial liabilities	—	9,377	—	9,377

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2021 to December 31, 2022.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities

When available, the Company uses quoted market prices to determine the fair value of securities; such items are classified in Level 1 of the fair value hierarchy. For the Company’s securities where quoted prices are not available for identical securities in an active market, the Company determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace. Fair values from these models are verified, where possible, against quoted market prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2. However, when prices from independent sources vary, cannot be obtained or cannot be corroborated, a security is generally classified as Level 3. The change in fair value of debt securities available-for-sale is recorded through an adjustment to the consolidated statements of comprehensive income (loss). The change in fair value of equity securities with readily determinable fair values is recorded through an adjustment to the consolidated statements of income.

Derivative Financial Instruments

Interest rate swap agreements are carried at fair value as determined by dealer valuation models. Based on the inputs used, the derivative financial instruments subjected to recurring fair value adjustments are classified as Level 2. For derivative financial instruments designated as hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statements of comprehensive income (loss). For derivative financial instruments not designated as hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statement of income.

Mortgage Servicing Rights

The Company has elected to record its mortgage servicing rights at fair value. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced as calculated by an independent third party. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds and discount rates. Due to the nature of the valuation inputs, mortgage servicing rights are classified as Level 3. The change in fair value is recorded through an adjustment to the consolidated statements of income.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$10,147	Discounted cash flows	Constant pre-payment rates (CPR)	5.3% to 59.7% (8.2%)
			Discount rate	9.0% to 11.7% (9.3%)

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$7,994	Discounted cash flows	Constant pre-payment rates (CPR)	7.0% to 88.9% (11.7%)
			Discount rate	9.0% to 11.0% (9.0%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis as of December 31:

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$615	$—	$615
Collateral-dependent impaired loans	—	—	17,460	17,460
Bank premises held for sale	—	—	235	235
Foreclosed assets	—	—	3,030	3,030

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$4,942	$—	$4,942
Collateral-dependent impaired loans	—	—	22,423	22,423
Bank premises held for sale	—	—	1,452	1,452
Foreclosed assets	—	—	3,278	3,278

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral-dependent Impaired Loans

The fair value of collateral-dependent impaired loans is estimated based on the fair value of the underlying collateral supporting the loan. Collateral values are estimated using Level 3 inputs based on appraisals and other valuation estimates of the underlying collateral and customized discounting criteria.

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

The Company considers the appraisal, or a similar evaluation, as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals or a similar evaluation of the collateral underlying collateral-dependent loans and foreclosed assets are obtained at the time a loan is first considered impaired or a loan is transferred to foreclosed assets. Appraisals or a similar evaluation of bank premises held for sale are obtained when first classified as held for sale. Appraisals or similar evaluations are obtained subsequently as deemed necessary by management but at least annually on foreclosed assets and bank premises held for sale. Appraisals are reviewed for accuracy and consistency by management. Appraisals are performed by individuals selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated costs to sell. These discounts and estimates are developed by management by comparison to historical results.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands).

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$17,460	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	235	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,030	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$22,423	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	1,452	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,278	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	Fair Value	December 31, 2022		December 31, 2021
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$114,159	$114,159	$409,268	$409,268
Debt securities held-to-maturity	Level 2	541,600	478,801	336,185	336,027
Restricted stock	Level 3	7,965	7,965	2,739	2,739
Loans, net	Level 3	2,594,920	2,566,930	2,475,753	2,494,686
Investments in unconsolidated subsidiaries	Level 3	1,165	1,165	1,165	1,165
Accrued interest receivable	Level 2	19,506	19,506	14,901	14,901

Financial liabilities:
Time deposits	Level 3	262,968	253,619	328,208	327,779
Securities sold under agreements to repurchase	Level 2	43,081	43,081	61,256	61,256
Subordinated notes	Level 3	39,395	37,205	39,316	41,602
Junior subordinated debentures	Level 3	37,780	37,030	37,714	33,640
Accrued interest payable	Level 2	1,363	1,363	1,043	1,043

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

Such commitments and conditional obligations were as follows as of December 31:

	Contractual Amount
	December 31, 2022	December 31, 2021

	(dollars in thousands)
Commitments to extend credit	$756,885	$609,947
Standby letters of credit	17,785	12,960

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

Year ended December 31,
2023	$191
2024	123
2025	42
Total	$356

Legal Contingencies

In the normal course of business, the Company, or its subsidiaries, are involved in various legal proceedings. In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

PLB Investments LLC, John Kuehner, and A.S. Palmer Investments LLC v. Heartland Bank and Trust Company and PNC Bank N.A., In the United States District Court for the Northern District of Illinois, Case No. 1:20-cv-1023 (“Class Action”); Melanie E. Damian, As Receiver of Today’s Growth Consultant, Inc. (dba The Income Store) v. Heartland Bank and Trust Company and PNC Bank N.A., In the United States District Court for the Northern District of Illinois, Case No. 1:20-cv-7819 (“Receiver’s Action”)

The Bank was a defendant in the purported Class Action lawsuit that was filed on February 12, 2020, in the U.S. District Court for the Northern District of Illinois. The plaintiffs in the Class Action alleged that the Bank negligently enabled and facilitated a fraudulent, Ponzi-like scheme perpetrated by Today’s Growth Consultant, Inc. (dba The Income Store) (“TGC”). Additionally, the Receiver for TGC filed the Receiver’s Action on December 30, 2020, in the U.S. District Court for the Northern District of Illinois, with similar allegations.

On February 20, 2023, the Bank reached an agreement in principle to settle both the Class Action and Receiver’s Action in which the Bank would make one-time cash payments totaling $13.0 million, without admitting fault, to release the Bank from further liability and claims in both the Class Action and Receiver’s Action.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the agreement in principle, the parties would settle and dismiss the Class Action and Receiver’s Action and seek the entry of bar orders from the U.S. District Court for the Northern District of Illinois (the “Court”) prohibiting any continued or future claims against the Bank and its related parties relating to the Class Action and the Receiver’s Action, whether asserted to date or not. If definitive settlement agreements, including the bar orders described in the preceding sentence, are approved by the Court and are not subject to appeal, the Bank will make one-time cash payments totaling $13.0 million.

The agreement in principle is subject to the execution and delivery of definitive settlement agreements reflecting the terms of the agreement in principle, notice to TGC’s investor claimants and final, non-appealable approvals by the Court. While the Bank believes that the proposed settlements are consistent with the terms of similar settlements that have been approved by other courts and were not successfully appealed, it is possible that the Court may decide not to approve the definitive settlement agreements or that the Seventh Circuit Court of Appeals may decide to accept an appeal thereof.

The proposed settlements do not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the Class Action and Receiver’s Action. The Bank has agreed in principle to the settlements to avoid the cost, risks and distraction of continued litigation. The Company believes the proposed settlements are in the best interests of the Company and its shareholders.

Accordingly, the Bank recorded a $13.0 million accrual related to these matters as of December 31, 2022. The Bank’s insurer has agreed to reimburse $7.4 million of the settlement payment which was recorded as an insurance recovery receivable as of December 31, 2022. During the fourth quarter and year ended December 31, 2022, the estimated net settlement amount of $5.6 million was included in other noninterest expense in the consolidated statements of income.

DeBaere, et al v. Heartland Bank and Trust Company

The Bank is a defendant in a purported class action lawsuit filed in June 2020, in the Circuit Court of Cook County, Illinois. The plaintiff, a customer of the Bank, alleges that the Bank breached its contract with the plaintiff by (1) charging multiple insufficient funds fees or overdraft fees on a single customer-initiated transaction, and (2) charging overdraft fees for transactions that were authorized on a positive account balance, but when settled, settled into a negative balance.

Miller, et al v. State Bank of Lincoln and Heartland Bank and Trust Company

The Bank is a defendant in a purported class action lawsuit filed in May 2020, in the Circuit Court of Logan County, Illinois. The plaintiff, a customer of State Bank of Lincoln, which previously merged with the Bank, alleges that the Bank breached its contract with the plaintiff by charging multiple insufficient funds fees or overdraft fees on a single customer-initiated transaction.

The Bank intends to vigorously defend in both the DeBaere and Miller cases. However, the Company believes an unfavorable outcome in each case is probable at this time, as that term is used in assessing loss contingencies. Accordingly, consistent with the authoritative guidance in the evaluation of contingencies, an accrual has been recorded related to these matters of $2.6 million in the aggregate during the fourth quarter and year ended December 31, 2022. While the amount recorded reflects management’s best estimate as of December 31, 2022, the Company cannot yet offer an opinion on the estimated range of possible loss.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – RELATED PARTY TRANSACTIONS

Loans

As of December 31, 2022 and 2021, loans to directors, executive officers, principal shareholders and their affiliated entities (“related parties”) amounted to $2.2 million and $2.6 million, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans with persons not related to us.

Deposits

Deposits of related parties amounted to $22.0 million and $4.0 million as of December 31, 2022 and 2021, respectively.

NOTE 25 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Following are the condensed parent company only financial statements of HBT Financial.

Condensed Parent Company Only Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS	(dollars in thousands)
Cash and cash equivalents	$24,278	$25,752
Investment in subsidiaries:
Bank	422,217	461,339
Non-bank	1,165	1,165
Other assets	5,338	1,283
Total assets	$452,998	$489,539

LIABILITIES
Subordinated notes	$39,395	$39,316
Junior subordinated debentures	37,780	37,714
Other liabilities	2,191	628
Total liabilities	79,366	77,658

STOCKHOLDERS' EQUITY	373,632	411,881
Total liabilities and stockholders' equity	$452,998	$489,539

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Income

	Years ended December 31
	2022	2021	2020

INCOME	(dollars in thousands)
Dividends received from subsidiaries:
Bank	$28,000	$20,000	$17,600
Non-bank	—	—	36
Undistributed earnings from subsidiaries:
Bank	35,044	41,227	22,462
Non-bank	—	—	(36)
Other income	51	454	215
Total income	63,095	61,681	40,277

EXPENSES
Interest expense	3,666	3,305	2,189
Other expense	5,292	3,741	2,519
Total expenses	8,958	7,046	4,708
INCOME BEFORE INCOME TAX BENEFIT	54,137	54,635	35,569
INCOME TAX BENEFIT	(2,319)	(1,636)	(1,276)
NET INCOME	$56,456	$56,271	$36,845

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows

	Year ended December 31
	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$56,456	$56,271	$36,845
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of consolidated subsidiaries	(35,044)	(41,227)	(22,426)
Stock-based compensation	1,949	764	351
Amortization of discount and issuance costs on subordinated notes and debentures	145	144	92
Net gain on sale of foreclosed assets	—	(74)	—
Changes in other assets and liabilities, net	769	(2,231)	1,633
Net cash provided by operating activities	24,275	13,647	16,495

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to bank subsidiary	—	—	—
Capital contribution to non-bank subsidiary	—	—	—
Purchase of securities	—	(48)	(17)
Purchase of foreclosed assets from Heartland Bank	(2,325)	—	—
Proceeds from sale of foreclosed assets	—	74	—
Net cash paid for acquisition of NXT Bancorporation, Inc.	—	(10,411)	—
Net cash used in investing activities	(2,325)	(10,385)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of subordinated notes, net of issuance costs	—	—	39,211
Issuance of common stock	—	—	—
Taxes paid related to the vesting of restricted stock units	(57)	—	—
Repurchase of common stock	(4,783)	(4,906)	—
Cash dividends and dividend equivalents paid	(18,584)	(16,753)	(16,518)
Net cash (used in) provided by financing activities	(23,424)	(21,659)	22,693

NET CHANGE IN CASH AND EQUIVALENTS	(1,474)	(18,397)	39,171
CASH AND CASH EQUIVALENTS
Beginning of year	25,752	44,149	4,978
End of year	$24,278	$25,752	$44,149

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item will be included in our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end, and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2022 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-Average exercise price of outstanding options, warrants and rights (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	233,087	(1)	$—	1,534,744
Equity compensation plans not approved by security holders	—		—	—
Total	233,087		$—	1,534,744

(1)    Balance reflects the assumed payout of outstanding performance restricted stock units awards at maximum level and outstanding restricted stock unit awards.

(2)    This “Weighted-Average exercise price of outstanding options, warrants and rights” column does not reflect the outstanding restricted stock unit or performance share unit awards. Because there are no outstanding awards that have exercise prices, no weighted-average exercise price is provided in this column.

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

(a)(1).See Index to Consolidated Financial Statements on page 84.

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

10.9 §

Employment Agreement, effective October 1, 2022, by and among HBT Financial, Inc., Heartland Bank and Trust Company and Peter Chapman. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 18, 2022).

10.10 §

Transition Agreement by and among HBT Financial, Inc., Heartland Bank and Trust Company and Matthew J. Doherty, dated as of August 17, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 18, 2022).

10.11 §

Amendment to Amended and Restated Employment Agreement, dated November 18, 2022, by and among HBT Financial, Inc., Heartland Bank and Trust Company and Patrick F. Busch. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 23, 2022).

10.12 §	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the Commission on September 13, 2019).

10.13 §	Form of Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

10.14 §	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

10.15 §

Form of Restricted Stock Unit Award Agreement (with dividend equivalent rights) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 3, 2020).

10.16 §	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2021).

10.17 §	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022).

10.18 § *	Form of Performance Restricted Stock Unit Award Agreement.

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of RSM US LLP.

31.1 *	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	iXBRL Instance Document.

101.SCH	iXBRL Taxonomy Extension Schema Document.

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
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

HBT FINANCIAL, INC.

Dated:March 8, 2023	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred L. Drake	Chairman and Chief Executive Officer	March 8, 2023
Fred L. Drake	(Principal executive officer)

/s/ Peter R. Chapman	Executive Vice President and Chief Financial	March 8, 2023
Peter R. Chapman	Officer (Principal financial officer and principal
accounting officer)

/s/ Roger A. Baker	Director	March 8, 2023
Roger A. Baker

/s/ C. Alvin Bowman	Director	March 8, 2023
C. Alvin Bowman

/s/ Eric E. Burwell	Director	March 8, 2023
Eric E. Burwell

/s/ Patrick F. Busch	Director	March 8, 2023
Patrick F. Busch

/s/ J. Lance Carter	President, Chief Operating Officer and Director	March 8, 2023
J. Lance Carter

/s/ Allen C. Drake	Director	March 8, 2023
Allen C. Drake

/s/ Linda J. Koch	Director	March 8, 2023
Linda J. Koch

/s/ Gerald E. Pfeiffer	Director	March 8, 2023
Gerald E. Pfeiffer