Form 10-Q
period 2023-03-31
HBT Financial, Inc.
filed 2023-05-03
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, there were 32,040,881 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings, and liquidity. Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	the strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints);
●	the economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or other threats thereof (including the Russian invasion of Ukraine), or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
●	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (including the Company’s adoption of CECL methodology);
●	changes in state and federal laws, regulations and governmental policies concerning the Company’s general business and any changes in response to the recent failures of other banks;
●	changes in interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out);
●	increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers;
●	changes in technology and the ability to develop and maintain secure and reliable electronic systems;
●	unexpected results of acquisitions, which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated;
●	the loss of key executives or employees;
●	changes in consumer spending;
●	unexpected outcomes of existing or new litigation involving the Company;
●	the economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards;
●	fluctuations in the value of securities held in our securities portfolio;
●	concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients;
●	the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
●	the level of non-performing assets on our balance sheets;
●	interruptions involving our information technology and communications systems or third-party servicers;
●	breaches or failures of our information security controls or cybersecurity-related incidents;
●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	the effects of changes in interest rates on our net interest income, net interest margin, our investments, our loan originations, and our modeling estimates relating to interest rate changes;
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from the Bank, pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States (“U.S.”) generally or in the States of Illinois and Iowa in particular;
●	the geographic concentration of our operations in the States of Illinois and Iowa;

●	our ability to attract and retain customer deposits;
●	our ability to maintain the Bank’s reputation;
●	possible impairment of our goodwill and other intangible assets;
●	our prior status as an S corporation;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;
●	market perceptions associated with certain aspects of our business;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002;
●	damage to our reputation from any of the factors described above;
●	our success at managing the risks involved in the foregoing items; and
●	the factors discussed in “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange (“SEC”) Commission on March 8, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$35,244	$18,970
Interest-bearing deposits with banks	141,868	95,189
Cash and cash equivalents	177,112	114,159

Interest-bearing time deposits with banks	249	—
Debt securities available-for-sale, at fair value (allowance for credit losses of $600 at 2023)	854,622	843,524
Debt securities held-to-maturity (fair value of $481,925 at 2023 and $478,801 at 2022)	536,429	541,600
Equity securities with readily determinable fair value	3,145	3,029
Equity securities with no readily determinable fair value	1,980	1,977
Restricted stock, at cost	4,991	7,965
Loans held for sale	5,130	615

Loans, before allowance for credit losses	3,195,540	2,620,253
Allowance for credit losses	(38,776)	(25,333)
Loans, net of allowance for credit losses	3,156,764	2,594,920

Bank owned life insurance	23,447	7,557
Bank premises and equipment, net	65,119	50,469
Bank premises held for sale	235	235
Foreclosed assets	3,356	3,030
Goodwill	59,876	29,322
Intangible assets, net	22,842	1,070
Mortgage servicing rights, at fair value	19,992	10,147
Investments in unconsolidated subsidiaries	1,614	1,165
Accrued interest receivable	20,301	19,506
Other assets	56,617	56,444
Total assets	$5,013,821	$4,286,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,218,888	$994,954
Interest-bearing	3,091,633	2,592,070
Total deposits	4,310,521	3,587,024

Securities sold under agreements to repurchase	34,919	43,081
Federal Home Loan Bank advances	75,183	160,000
Subordinated notes	39,415	39,395
Junior subordinated debentures issued to capital trusts	52,746	37,780
Other liabilities	50,939	45,822
Total liabilities	4,563,723	3,913,102

COMMITMENTS AND CONTINGENCIES (Note 15)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,730,698 at 2023 and 29,308,491 at 2022; shares outstanding of 32,095,370 at 2023 and 28,752,626 at 2022	327	293
Surplus	294,441	222,783
Retained earnings	228,782	232,004
Accumulated other comprehensive income (loss)	(62,175)	(71,759)
Treasury stock at cost, 635,328 shares at 2023 and 555,865 at 2022	(11,277)	(9,689)
Total stockholders’ equity	450,098	373,632
Total liabilities and stockholders’ equity	$5,013,821	$4,286,734

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$42,159	$26,806
Federally tax exempt	952	662
Securities:
Taxable	6,616	4,649
Federally tax exempt	1,197	1,040
Interest-bearing deposits in bank	739	159
Other interest and dividend income	116	19
Total interest and dividend income	51,779	33,335

INTEREST EXPENSE
Deposits	2,374	569
Securities sold under agreements to repurchase	38	9
Borrowings	1,297	1
Subordinated notes	470	470
Junior subordinated debentures issued to capital trusts	763	358
Total interest expense	4,942	1,407
Net interest income	46,837	31,928
PROVISION FOR CREDIT LOSSES	6,210	(584)
Net interest income after provision for credit losses	40,627	32,512

NONINTEREST INCOME
Card income	2,658	2,404
Wealth management fees	2,338	2,289
Service charges on deposit accounts	1,871	1,652
Mortgage servicing	1,099	658
Mortgage servicing rights fair value adjustment	(624)	1,729
Gains on sale of mortgage loans	276	587
Realized gains (losses) on sales of securities	(1,007)	—
Unrealized gains (losses) on equity securities	(22)	(187)
Gains (losses) on foreclosed assets	(10)	40
Gains (losses) on other assets	—	193
Income on bank owned life insurance	115	40
Other noninterest income	743	638
Total noninterest income	7,437	10,043

NONINTEREST EXPENSE
Salaries	19,411	12,801
Employee benefits	2,335	2,444
Occupancy of bank premises	2,102	2,060
Furniture and equipment	659	552
Data processing	4,323	1,653
Marketing and customer relations	836	851
Amortization of intangible assets	510	245
FDIC insurance	563	288
Loan collection and servicing	278	157
Foreclosed assets	61	132
Other noninterest expense	4,855	2,974
Total noninterest expense	35,933	24,157
INCOME BEFORE INCOME TAX EXPENSE	12,131	18,398
INCOME TAX EXPENSE	2,923	4,794
NET INCOME	$9,208	$13,604

EARNINGS PER SHARE - BASIC	$0.30	$0.47
EARNINGS PER SHARE - DILUTED	$0.30	$0.47
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	30,977,204	28,986,593

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
NET INCOME	$9,208	$13,604

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	11,443	(53,422)
Reclassification adjustment for losses on securities available-for-sale realized in income	1,607	—
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	490	181
Unrealized (losses) gains on derivative instruments	(40)	594
Reclassification adjustment for net settlements on derivative instruments	(94)	96
Total other comprehensive income (loss), before tax	13,406	(52,551)
Income tax expense (benefit)	3,822	(14,980)
Total other comprehensive income (loss)	9,584	(37,571)
TOTAL COMPREHENSIVE INCOME (LOSS)	$18,792	$(23,967)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2022	28,752,626	$293	$222,783	$232,004	$(71,759)	$(9,689)	$373,632
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(6,922)	—	—	(6,922)
Net income	—	—	—	9,208	—	—	9,208
Other comprehensive income	—	—	—	—	9,584	—	9,584
Stock-based compensation	—	—	517	—	—	—	517
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	43,607	—	(181)	—	—	—	(181)
Issuance of common stock in Town and Country acquisition	3,378,600	34	71,322	—	—	—	71,356
Repurchase of common stock	(79,463)	—	—	—	—	(1,588)	(1,588)
Cash dividends and dividend equivalents ($0.17 per share)	—	—	—	(5,508)	—	—	(5,508)
Balance, March 31, 2023	32,095,370	$327	$294,441	$228,782	$(62,175)	$(11,277)	$450,098

Balance, December 31, 2021	28,986,061	$293	$220,891	$194,132	$1,471	$(4,906)	$411,881
Net income	—	—	—	13,604	—	—	13,604
Other comprehensive loss	—	—	—	—	(37,571)	—	(37,571)
Stock-based compensation	—	—	901	—	—	—	901
Issuance of common stock upon vesting of restricted stock units	31,944	—	(57)	—	—	—	(57)
Repurchase of common stock	(50,062)	—	—	—	—	(943)	(943)
Cash dividends and dividend equivalents ($0.16 per share)	—	—	—	(4,660)	—	—	(4,660)
Balance, March 31, 2022	28,967,943	$293	$221,735	$203,076	$(36,100)	$(5,849)	$383,155

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,208	$13,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	793	763
Provision for credit losses	6,210	(584)
Net amortization of debt securities	1,518	1,763
Deferred income tax (benefit) expense	(1,079)	566
Stock-based compensation	517	901
Net accretion of discount and deferred loan fees on loans	(1,635)	(1,608)
Net realized loss on sales of securities	1,007	—
Net unrealized loss on equity securities	22	187
Net loss on disposals of bank premises and equipment	—	4
Net gain on sales of bank premises held for sale	—	(197)
Net gain on sales of foreclosed assets	(20)	(105)
Write-down of foreclosed assets	30	65
Amortization of intangibles	510	245
Decrease (increase) in mortgage servicing rights	624	(1,729)
Amortization of discount and issuance costs on subordinated notes and debentures	37	37
Amortization of premium on Federal Home Loan Bank borrowings	69	—
Amortization of premium on interest-bearing time deposits with banks	—	3
Amortization of premium on time deposits	(110)	(75)
Mortgage loans originated for sale	(15,734)	(20,440)
Proceeds from sale of mortgage loans	13,107	24,192
Net gain on sale of mortgage loans	(276)	(587)
Increase in cash surrender value of bank owned life insurance	(108)	(40)
Decrease in accrued interest receivable	2,318	1,374
Decrease in other assets	7,846	1,521
(Decrease) increase in other liabilities	(3,364)	1,379
Net cash provided by operating activities	21,490	21,239

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	145,844	—
Proceeds from paydowns, maturities, and calls of debt securities	26,513	41,117
Purchase of securities	(51)	(189,744)
Net decrease in loans	61,964	14,649
Purchase of restricted stock	(3,545)	—
Proceeds from redemption of restricted stock	9,341	—
Purchases of bank premises and equipment	(622)	(289)
Proceeds from sales of bank premises and equipment	7	—
Proceeds from sales of bank premises held for sale	—	568
Proceeds from sales of foreclosed assets	40	294
Net cash paid for acquisition of Town and Country	(14,454)	—
Net cash provided by (used in) investing activities	225,037	(133,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,190	77,959
Net decrease in repurchase agreements	(8,162)	(10,422)
Net decrease in Federal Home Loan Bank advances	(171,325)	—
Taxes paid related to the vesting of restricted stock units	(181)	(57)
Repurchase of common stock	(1,588)	(943)
Cash dividends and dividend equivalents paid	(5,508)	(4,660)
Net cash (used in) provided by financing activities	(183,574)	61,877

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,953	(50,289)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	114,159	409,268
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,112	$358,979

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,903	$1,890
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$105	$19

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES

Basis of Presentation

HBT Financial, Inc. (“HBT Financial” or the “Company”) is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”). The Bank provides a comprehensive suite of business, commercial, wealth management and retail banking products and services to individuals, businesses, and municipal entities throughout Illinois and Eastern Iowa. Additionally, the Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.

The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the SEC. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.

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

Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses and fair value of assets acquired and liabilities assumed in business combinations.

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

Impact of Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology, commonly referred to as the current expected credit losses (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and debt securities held-to-maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments and letters of credit. In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for debt securities available-for-sale. One such change is to require credit losses be presented as an allowance rather than as a write-down on debt securities available-for-sale management does not intend to sell or believes that it is more likely than not they will be required to sell.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after December 31, 2022 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $6.9 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The following table illustrates the impact of ASC 326 on the allowance for credit losses:

	January 1, 2023
	Pre-ASC 326	Impact of	As Reported
	Adoption	ASC 326 Adoption	under ASC 326

	(dollars in thousands)
Assets:
Allowance for credit losses on loans
Commercial and industrial	$3,279	$(822)	$2,457
Commercial real estate - owner occupied	1,193	587	1,780
Commercial real estate - non-owner occupied	6,721	501	7,222
Construction and land development	4,223	1,969	6,192
Multi-family	1,472	85	1,557
One-to-four family residential	1,759	797	2,556
Agricultural and farmland	796	1,567	2,363
Municipal, consumer, and other	5,890	2,299	8,189
Allowance for credit losses on loans	$25,333	$6,983	$32,316

Liabilities:
Allowance for credit losses on unfunded commitments	$—	$2,899	$2,899

The Company also adopted ASC 326 using the prospective transition approach for purchase credit deteriorated (“PCD”) financial assets that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million to the allowance for credit losses. The remaining noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2023.

On January 1, 2023, the Company also adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. This Update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in this ASU require a public business entity to disclosure current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. This standard did not have a material impact on the Company’s consolidated results of operations or financial position.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – ACQUISITIONS

Town and Country Financial Corporation

On February 1, 2023, HBT Financial acquired 100% of the issued and outstanding common stock of Town and Country Financial Corporation (“Town and Country”), the holding company for Town and Country Bank, pursuant to an Agreement and Plan of Merger dated August 23, 2022. Under the Agreement and Plan of Merger, Town and Country merged with and into HBT Financial, with HBT Financial as the surviving entity, immediately followed by the merger of Town and Country Bank with and into Heartland Bank, with Heartland Bank as the surviving entity.

At the effective time of the merger, each share of Town and Country was converted into the right to receive, subject to the election and proration procedures as provided in the Merger Agreement, one of the following: (i) 1.9010 shares of HBT Financial’s common stock, or (ii) $35.66 in cash, or (iii) a combination of cash and HBT Financial common stock. Total consideration consisted of 3,378,600 shares of HBT Financial’s common stock and $38.0 million in cash. In lieu of fractional shares, holders of Town and Country common stock received cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate transaction value was approximately $109.4 million.

This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of February 1, 2023. Goodwill of $30.6 million was recorded in the acquisition, which reflects expected synergies from combining the operations of HBT Financial and Town and Country, and is nondeductible for tax purposes.

The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois, and expanded our footprint into metro-east St. Louis. During the three months ended March 31, 2023, HBT Financial incurred the following expenses related to the acquisition of Town and Country (dollars in thousands):

Provision for credit losses	$5,924
Salaries	3,518
Data processing	1,855
Marketing and customer relations	14
Legal fees and other noninterest expense	1,753
Total acquisition-related expenses	$13,064

There were no expenses related to the acquisition of Town and Country during the three months ended March 31, 2022.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the assets acquired and liabilities assumed from Town and Country on the acquisition date of February 1, 2023 were as follows (dollars in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$23,542
Interest-bearing time deposits with banks	249
Debt securities	167,869
Equity securities	90
Restricted stock	2,822
Loans held for sale	1,612

Loans, before allowance for credit losses	635,376
Allowance for credit losses	(1,247)
Loans, net of allowance for credit losses	634,129

Bank owned life insurance	15,782
Bank premises and equipment	14,828
Foreclosed assets	271
Intangible assets	22,282
Mortgage servicing rights	10,469
Investments in unconsolidated subsidiaries	449
Accrued interest receivable	3,113
Other assets	8,061
Total assets acquired	905,568

Liabilities assumed:
Deposits	720,417
FHLB advances	86,439
Junior subordinated debentures	14,949
Other liabilities	4,965
Total liabilities assumed	826,770
Net assets acquired	$78,798

Consideration paid:
Cash	$37,996
Common stock	71,356
Total consideration paid	$109,352

Goodwill	$30,554

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of the loans acquired, there were $89.8 million which exhibited more-than-insignificant credit deterioration on the acquisition date. The following table provides a summary of these PCD loans at acquisition (dollars in thousands):

Unpaid principal balance	$89,822
Allowance for credit losses at acquisition	(1,247)
Non-credit discount	(2,218)
Purchase price	$86,357

Additionally, subsequent to the Town and Country acquisition, HBT Financial recognized an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through an increase to the provision for credit losses.

The following table provides the pro forma information for the results of operations for the three months ended March 31, 2023 and 2022, as if the acquisition of Town and Country had occurred on January 1, 2022. The pro forma results combine the historical results of Town and Country into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Total revenues (net interest income and noninterest income)	$57,770	$54,512
Net income	10,015	17,577
Earnings per share - basic	0.31	0.57
Earnings per share - diluted	0.31	0.57

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SECURITIES

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$169,824	$—	$(12,804)	$—	$157,020
U.S. government agency	57,111	—	(3,413)	—	53,698
Municipal	274,849	114	(26,079)	—	248,884
Mortgage-backed:
Agency residential	218,509	20	(16,553)	—	201,976
Agency commercial	150,195	4	(15,190)	—	135,009
Corporate	62,616	—	(3,981)	(600)	58,035
Total available-for-sale	$933,104	$138	$(78,020)	$(600)	$854,622

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:	(dollars in thousands)
U.S. government agency	$88,430	$—	$(8,257)	$80,173	$—
Municipal	41,121	426	(128)	41,419	—
Mortgage-backed:
Agency residential	100,500	—	(5,275)	95,225	—
Agency commercial	306,378	—	(41,270)	265,108	—
Total held-to-maturity	$536,429	$426	$(54,930)	$481,925	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$169,860	$—	$(15,345)	$154,515
U.S. government agency	59,291	—	(4,134)	55,157
Municipal	275,972	46	(32,189)	243,829
Mortgage-backed:
Agency residential	213,676	5	(18,240)	195,441
Agency commercial	150,060	—	(17,172)	132,888
Corporate	65,597	55	(3,958)	61,694
Total available-for-sale	$934,456	$106	$(91,038)	$843,524

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-maturity:	(dollars in thousands)
U.S. government agency	$88,424	$—	$(9,728)	$78,696
Municipal	42,167	195	(314)	42,048
Mortgage-backed:
Agency residential	102,728	—	(6,470)	96,258
Agency commercial	308,281	—	(46,482)	261,799
Total held-to-maturity	$541,600	$195	$(62,994)	$478,801

On March 31, 2022, the Company transferred certain debt securities from the available-for-sale category to the held-to-maturity category in order to better reflect the revised intentions of the Company due to possible market value volatility, resulting from a potential rise in interest rates. The following is a summary of the amortized cost and fair value of securities transferred to the held-to-maturity category:

	March 31, 2022
	Amortized
	Cost	Fair Value

	(dollars in thousands)
U.S. government agency	$78,841	$71,048
Mortgage-backed:
Agency residential	8,175	7,651
Agency commercial	27,834	25,432
Total	$114,850	$104,131

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

As of March 31, 2023 and December 31, 2022, the Bank had debt securities with a carrying value of $369.7 million and $332.6 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of debt securities by contractual maturity, as of March 31, 2023, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$30,344	$29,783	$1,211	$1,213
Due after 1 year through 5 years	230,070	218,061	27,853	27,207
Due after 5 years through 10 years	242,248	214,337	94,481	87,530
Due after 10 years	61,738	55,456	6,006	5,642

Mortgage-backed:
Agency residential	218,509	201,976	100,500	95,225
Agency commercial	150,195	135,009	306,378	265,108
Total	$933,104	$854,622	$536,429	$481,925

The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of March 31, 2023, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
March 31, 2023	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$—	$—	$(12,804)	$157,020	$(12,804)	$157,020
U.S. government agency	(829)	22,107	(2,584)	31,591	(3,413)	53,698
Municipal	(475)	37,739	(25,604)	188,362	(26,079)	226,101
Mortgage-backed:
Agency residential	(1,301)	48,400	(15,252)	148,449	(16,553)	196,849
Agency commercial	(794)	22,044	(14,396)	112,275	(15,190)	134,319
Corporate	(1,426)	41,224	(2,516)	15,449	(3,942)	56,673
Total available-for-sale	$(4,825)	$171,514	$(73,156)	$653,146	$(77,981)	$824,660

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of December 31, 2022:

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

As of March 31, 2023, there were 531 debt securities in an unrealized loss position for a period of twelve months or more, and 316 debt securities in an unrealized loss position for a period of less than twelve months.

U.S. Treasury, U.S. government agency, and agency mortgage-backed securities are considered to have no risk of credit loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as prepayment and liquidity risks.

Municipal securities include approximately 81% general obligation bonds as of March 31, 2023, which have a very low historical default rate due to issuers generally having taxing authority to service the debt. The remainder of the municipal securities are also of high credit quality with ratings of A+/A1 or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.

Corporate securities include investment grade corporate and bank subordinated debt securities. The Company evaluates credit risk through monitoring credit ratings, reviews of available financial data, and sector trends. For one bank subordinated debt security, a $0.6 million allowance for credit losses was established during the three months ended March 31, 2023, reflecting heightened potential credit risk following the recent failures of other banks. For the other corporate securities, the changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2023, the Company does not intend to sell the debt securities that are in an unrealized or unrecognized loss position, and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the debt securities.

Accrued interest on debt securities totaled $6.3 million as of March 31, 2023 and is excluded from the estimate of credit losses.

Sales of debt securities were as follows during the three months ended March 31:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Proceeds from sales	$145,844	$—
Gross realized gains	—	—
Gross realized losses	(1,007)	—

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

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	Readily	No Readily
	Determinable	Determinable
March 31, 2023	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,283
Cumulative net unrealized gains (losses)	3	(303)
Carrying value	$3,145	$1,980

	Readily	No Readily
	Determinable	Determinable
December 31, 2022	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,142
Cumulative net unrealized gains (losses)	(113)	(165)
Carrying value	$3,029	$1,977

As of March 31, 2023, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.1 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. As of December 31, 2022, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no sales of equity securities during the three months ended March 31, 2023 and 2022. Unrealized gains (losses) on equity securities were as follows during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Readily determinable fair value	$116	$(187)
No readily determinable fair value	(138)	—
Unrealized gains (losses) on equity securities	$(22)	$(187)

NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

Major categories of loans are summarized as follows:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Commercial and industrial	$333,013	$266,757
Commercial real estate - owner occupied	317,103	218,503
Commercial real estate - non-owner occupied	854,024	713,202
Construction and land development	389,142	360,824
Multi-family	362,672	287,865
One-to-four family residential	482,732	338,253
Agricultural and farmland	243,357	237,746
Municipal, consumer, and other	213,497	197,103
Loans, before allowance for credit losses	3,195,540	2,620,253
Allowance for credit losses	(38,776)	(25,333)
Loans, net of allowance for credit losses	$3,156,764	$2,594,920

As of March 31, 2023 and December 31, 2022, commercial and industrial loans include $25 thousand and $28 thousand Paycheck Protection Program (“PPP”) loans, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Credit Losses

Management estimates the allowance for credit losses using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The discounted cash flow method is used to estimate expected credit losses for all loan categories, except for the consumer loans where the weighted average remaining maturity method is utilized.

At March 31, 2023, the economic forecasts used by management anticipates a mild recession starting in the second half of 2023, with the unemployment rate increasing and GDP growth slowing and then shrinking over the next 4 quarters considered in the forecast period. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management may make qualitative adjustments to the loss estimates as necessary to reflect other factors that may influence affect credit losses.

The following tables detail activity in the allowance for credit losses for the three months ended March 31:

	Three Months Ended March 31, 2023
		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

	(dollars in thousands)
Beginning balance	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333
Adoption of ASC 326	(822)	587	501	1,969	85	797	1,567	2,299	6,983
PCD allowance established in acquisition	69	127	239	240	68	492	5	7	1,247
Provision for credit losses	387	619	305	1,139	526	1,081	305	739	5,101
Charge-offs	—	(3)	—	—	—	(22)	—	(117)	(142)
Recoveries	19	12	74	3	—	58	1	87	254
Ending balance	$2,932	$2,535	$7,840	$7,574	$2,151	$4,165	$2,674	$8,905	$38,776

	Three Months Ended March 31, 2022
		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

	(dollars in thousands)
Beginning balance	$2,440	$1,840	$8,145	$4,914	$1,263	$1,311	$845	$3,178	$23,936
Provision for loan losses	(653)	(429)	(1,396)	(421)	91	120	(3)	2,107	(584)
Charge-offs	(5)	—	—	—	—	(2)	—	(127)	(134)
Recoveries	709	100	265	—	—	154	—	62	1,290
Ending balance	$2,491	$1,511	$7,014	$4,493	$1,354	$1,583	$842	$5,220	$24,508

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross charge-offs, further sorted by origination year, were as follows during the three months ended March 31, 2023:

	Gross Charge-Offs for the Three Months Ended March 31, 2023
								Revolving
								Loans
	Term Loans by Origination Year						Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total

	(dollars in thousands)
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	—	3	—	—	—	—	—	—	3
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	1	21	—	—	22
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	35	53	—	9	—	—	20	—	117
Total	$35	$56	$—	$9	$1	$21	$20	$—	$142

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans and the related allowance for credit losses by category:

		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
March 31, 2023	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$332,878	$316,652	$827,220	$388,904	$361,636	$477,893	$243,357	$196,739	$3,145,279
Individually evaluated for impairment	135	451	26,804	238	1,036	4,839	—	16,758	50,261
Total	$333,013	$317,103	$854,024	$389,142	$362,672	$482,732	$243,357	$213,497	$3,195,540

Allowance for credit losses:
Collectively evaluated for impairment	$2,932	$2,524	$5,747	$7,574	$2,151	$3,718	$2,674	$5,333	$32,653
Individually evaluated for impairment	—	11	2,093	—	—	447	—	3,572	6,123
Total	$2,932	$2,535	$7,840	$7,574	$2,151	$4,165	$2,674	$8,905	$38,776

		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
December 31, 2022	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$261,833	$203,558	$671,663	$359,892	$287,298	$325,621	$233,118	$184,579	$2,527,562
Individually evaluated for impairment	4,818	11,366	30,509	82	—	8,399	4,033	12,508	71,715
Acquired with deteriorated credit quality	106	3,579	11,030	850	567	4,233	595	16	20,976
Total	$266,757	$218,503	$713,202	$360,824	$287,865	$338,253	$237,746	$197,103	$2,620,253

Allowance for loan losses:
Collectively evaluated for impairment	$3,121	$1,008	$4,332	$4,221	$1,470	$1,709	$796	$2,327	$18,984
Individually evaluated for impairment	158	168	2,388	—	—	44	—	3,562	6,320
Acquired with deteriorated credit quality	—	17	1	2	2	6	—	1	29
Total	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	Amortized Cost				Allowance
	Primary Collateral Type				for Credit
March 31, 2023	Real Estate	Vehicles	Other	Total	Losses

	(dollars in thousands)
Commercial and industrial	$—	$—	$135	$135	$—
Commercial real estate - owner occupied	451	—	—	451	11
Commercial real estate - non-owner occupied	26,804	—	—	26,804	2,093
Construction and land development	238	—	—	238	—
Multi-family	1,036	—	—	1,036	—
One-to-four family residential	4,839	—	—	4,839	447
Agricultural and farmland	—	—	—	—	—
Municipal, consumer, and other	16,671	52	35	16,758	3,572
Total	$50,039	$52	$170	$50,261	$6,123

Accrued interest on loans totaled $13.8 million as of March 31, 2023 and is excluded from the estimate of credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pre-ASC 326 Adoption Impaired Loan Disclosures

The following table presents loans individually evaluated for impairment by category of loans:

	Unpaid
	Principal	Recorded	Related
December 31, 2022	Balance	Investment	Allowance

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$268	$254	$158
Commercial real estate - owner occupied	635	610	168
Commercial real estate - non-owner occupied	14,269	14,261	2,388
Construction and land development	—	—	—
Multi-family	—	—	—
One-to-four family residential	569	524	44
Agricultural and farmland	—	—	—
Municipal, consumer, and other	8,152	8,131	3,562
Total	$23,893	$23,780	$6,320

With no related allowance:
Commercial and industrial	$4,564	$4,564	$—
Commercial real estate - owner occupied	10,912	10,756	—
Commercial real estate - non-owner occupied	16,327	16,248	—
Construction and land development	92	82	—
Multi-family	—	—	—
One-to-four family residential	9,181	7,875	—
Agricultural and farmland	4,440	4,033	—
Municipal, consumer, and other	4,410	4,377	—
Total	$49,926	$47,935	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$4,832	$4,818	$158
Commercial real estate - owner occupied	11,547	11,366	168
Commercial real estate - non-owner occupied	30,596	30,509	2,388
Construction and land development	92	82	—
Multi-family	—	—	—
One-to-four family residential	9,750	8,399	44
Agricultural and farmland	4,440	4,033	—
Municipal, consumer, and other	12,562	12,508	3,562
Total	$73,819	$71,715	$6,320

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans:

	Three Months Ended March 31, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$292	$4
Commercial real estate - owner occupied	2,425	33
Commercial real estate - non-owner occupied	14,854	186
Construction and land development	—	—
Multi-family	—	—
One-to-four family residential	647	5
Agricultural and farmland	—	—
Municipal, consumer, and other	8,509	39
Total	$26,727	$267

With no related allowance:
Commercial and industrial	$19,498	$200
Commercial real estate - owner occupied	11,028	106
Commercial real estate - non-owner occupied	15,495	198
Construction and land development	2,016	22
Multi-family	—	—
One-to-four family residential	8,728	57
Agricultural and farmland	236	—
Municipal, consumer, and other	4,544	21
Total	$61,545	$604

Total loans individually evaluated for impairment:
Commercial and industrial	$19,790	$204
Commercial real estate - owner occupied	13,453	139
Commercial real estate - non-owner occupied	30,349	384
Construction and land development	2,016	22
Multi-family	—	—
One-to-four family residential	9,375	62
Agricultural and farmland	236	—
Municipal, consumer, and other	13,053	60
Total	$88,272	$871

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

Three Months Ended March 31, 2022
(dollars in thousands)
Beginning balance	$413
Reclassification from non-accretable difference	117
Accretion income	(46)
Ending balance	$484

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Status

Past due status is based on the contractual terms of the loan. Typically, loans are placed on nonaccrual when they reach 90 days past due, or when, in management’s opinion, there is reasonable doubt regarding the collection of the amounts due through the normal means of the borrower. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance and we must believe that all remaining principal and interest is fully collectible, before the loan is eligible to return to accrual status.

The following tables present loans by category based on current payment and accrual status:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
March 31, 2023	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$332,741	$137	$—	$135	$333,013
Commercial real estate - owner occupied	316,651	—	—	452	317,103
Commercial real estate - non-owner occupied	853,634	—	—	390	854,024
Construction and land development	388,777	127	—	238	389,142
Multi-family	361,636	—	—	1,036	362,672
One-to-four family residential	475,504	3,059	—	4,169	482,732
Agricultural and farmland	243,357	—	—	—	243,357
Municipal, consumer, and other	213,251	148	10	88	213,497
Total	$3,185,551	$3,471	$10	$6,508	$3,195,540

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2022	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$266,521	$17	$—	$219	$266,757
Commercial real estate - owner occupied	218,242	187	—	74	218,503
Commercial real estate - non-owner occupied	713,031	—	—	171	713,202
Construction and land development	360,763	61	—	—	360,824
Multi-family	287,854	11	—	—	287,865
One-to-four family residential	335,576	894	145	1,638	338,253
Agricultural and farmland	237,727	19	—	—	237,746
Municipal, consumer, and other	196,892	157	1	53	197,103
Total	$2,616,606	$1,346	$146	$2,155	$2,620,253

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents nonaccrual loans with and without a related allowance for credit losses:

	Nonaccrual	Nonaccrual
	With	With No
	Allowance for	Allowance for	Total
March 31, 2023	Credit Losses	Credit Losses	Nonaccrual

	(dollars in thousands)
Commercial and industrial	$—	$135	$135
Commercial real estate - owner occupied	75	377	452
Commercial real estate - non-owner occupied	219	171	390
Construction and land development	—	238	238
Multi-family	—	1,036	1,036
One-to-four family residential	386	3,783	4,169
Agricultural and farmland	—	—	—
Municipal, consumer, and other	52	36	88
Total	$732	$5,776	$6,508

Credit Quality Indicators

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

Pass – a pass loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.

Pass-Watch – a pass-watch loan is still considered a "pass" credit and is not a classified or criticized asset, but is a reflection of a borrower who exhibits credit weaknesses or downward trends warranting close attention and increased monitoring. These potential weaknesses may result in deterioration of the repayment prospects for the loan. No loss of principal or interest is expected, and the borrower does not pose sufficient risk to warrant classification.

Substandard – a substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized as probable that the borrower will not pay principal and interest in accordance with the contractual terms.

Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans by category based on their assigned risk ratings determined by management:

March 31, 2023	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$315,892	$4,793	$12,328	$—	$333,013
Commercial real estate - owner occupied	289,875	16,520	10,708	—	317,103
Commercial real estate - non-owner occupied	788,300	29,253	36,471	—	854,024
Construction and land development	387,057	1,759	326	—	389,142
Multi-family	358,538	3,098	1,036	—	362,672
One-to-four family residential	464,444	7,544	10,744	—	482,732
Agricultural and farmland	231,171	8,000	4,186	—	243,357
Municipal, consumer, and other	195,514	1,080	16,903	—	213,497
Total	$3,030,791	$72,047	$92,702	$—	$3,195,540

December 31, 2022	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$255,309	$6,630	$4,818	$—	$266,757
Commercial real estate - owner occupied	198,546	10,105	9,852	—	218,503
Commercial real estate - non-owner occupied	652,691	27,282	33,229	—	713,202
Construction and land development	358,215	2,527	82	—	360,824
Multi-family	283,682	4,183	—	—	287,865
One-to-four family residential	323,632	5,907	8,714	—	338,253
Agricultural and farmland	223,114	10,004	4,628	—	237,746
Municipal, consumer, and other	184,299	296	12,508	—	197,103
Total	$2,479,488	$66,934	$73,831	$—	$2,620,253

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Risk ratings of loans, further sorted by origination year, are as follows as of March 31, 2023:

								Revolving
								Loans
	Term Loans by Origination Year						Revolving	Converted
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial and industrial
Pass	$9,832	$65,070	$30,388	$34,196	$8,452	$15,757	$150,357	$1,840	$315,892
Pass-Watch	123	523	288	366	861	218	1,807	607	4,793
Substandard	12	107	—	50	—	54	7,522	4,583	12,328
Total	$9,967	$65,700	$30,676	$34,612	$9,313	$16,029	$159,686	$7,030	$333,013

Commercial real estate - owner occupied
Pass	$8,384	$66,985	$63,754	$61,743	$35,222	$39,497	$14,290	$—	$289,875
Pass-Watch	684	2,401	2,804	373	5,089	2,795	2,374	—	16,520
Substandard	—	1,841	3,483	270	—	3,620	1,494	—	10,708
Total	$9,068	$71,227	$70,041	$62,386	$40,311	$45,912	$18,158	$—	$317,103

Commercial real estate - non-owner occupied
Pass	$29,617	$225,057	$268,322	$105,503	$92,546	$53,639	$9,772	$3,844	$788,300
Pass-Watch	289	1,186	6,823	155	2,872	4,396	13,532	—	29,253
Substandard	12,429	128	—	248	9,511	13,984	—	171	36,471
Total	$42,335	$226,371	$275,145	$105,906	$104,929	$72,019	$23,304	$4,015	$854,024

Construction and land development
Pass	$28,833	$250,925	$73,087	$5,311	$3,159	$1,872	$23,359	$511	$387,057
Pass-Watch	—	—	—	—	—	312	1,447	—	1,759
Substandard	—	—	—	—	—	318	8	—	326
Total	$28,833	$250,925	$73,087	$5,311	$3,159	$2,502	$24,814	$511	$389,142

Multi-family
Pass	$26,271	$76,239	$111,750	$73,568	$32,623	$31,406	$6,435	$246	$358,538
Pass-Watch	—	867	317	—	62	1,843	—	9	3,098
Substandard	—	—	—	—	556	480	—	—	1,036
Total	$26,271	$77,106	$112,067	$73,568	$33,241	$33,729	$6,435	$255	$362,672

One-to-four family residential
Pass	$40,422	$92,760	$96,041	$73,385	$26,003	$71,976	$59,510	$4,347	$464,444
Pass-Watch	103	802	573	487	894	4,204	224	257	7,544
Substandard	75	2,447	697	815	474	3,169	36	3,031	10,744
Total	$40,600	$96,009	$97,311	$74,687	$27,371	$79,349	$59,770	$7,635	$482,732

Agricultural and farmland
Pass	$12,841	$41,470	$39,924	$41,320	$9,494	$10,545	$66,379	$9,198	$231,171
Pass-Watch	2,307	2,371	97	1,062	211	382	1,570	—	8,000
Substandard	—	—	17	3,312	265	592	—	—	4,186
Total	$15,148	$43,841	$40,038	$45,694	$9,970	$11,519	$67,949	$9,198	$243,357

Municipal, Consumer, and other
Pass	$9,428	$71,121	$34,055	$15,304	$5,335	$45,153	$15,116	$2	$195,514
Pass-Watch	—	112	27	21	—	920	—	—	1,080
Substandard	14	114	9	—	51	16,711	4	—	16,903
Total	$9,442	$71,347	$34,091	$15,325	$5,386	$62,784	$15,120	$2	$213,497

Total by Risk Rating
Pass	$165,628	$889,627	$717,321	$410,330	$212,834	$269,845	$345,218	$19,988	$3,030,791
Pass-Watch	3,506	8,262	10,929	2,464	9,989	15,070	20,954	873	72,047
Substandard	12,530	4,637	4,206	4,695	10,857	38,928	9,064	7,785	92,702
Total	$181,664	$902,526	$732,456	$417,489	$233,680	$323,843	$375,236	$28,646	$3,195,540

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Modifications and Troubled Debt Restructurings

There were no loan modifications to borrowers in financial distress during the three months ended March 31, 2023.

There were no new troubled debt restructurings during the three months ended March 31, 2022. As of December 31, 2022, the Company had $3.0 million of troubled debt restructurings.

Pledged Loans

As of March 31, 2023 and December 31, 2022, the Company pledged loans totaling $996.3 million and $892.1 million, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.76 billion and $955.8 million as of March 31, 2023 and December 31, 2022, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Beginning balance	$10,147	$7,994
Acquired	10,469	—
Capitalized servicing rights	129	171
Fair value adjustment:
Attributable to payments and principal reductions	(431)	(307)
Attributable to changes in valuation inputs and assumptions	(322)	1,865
Total fair value adjustment	(753)	1,558
Ending balance	$19,992	$9,723

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FORECLOSED ASSETS

Foreclosed assets activity is as follows:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Beginning balance	$3,030	$3,278
Acquired	271	—
Transfers from loans	105	19
Proceeds from sales	(40)	(294)
Net gain on sales	20	105
Direct write-downs	(30)	(65)
Ending balance	$3,356	$3,043

Gains (losses) on foreclosed assets includes the following:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Direct write-downs	$(30)	$(65)
Net gain on sales	20	105
Gains (losses) on foreclosed assets	$(10)	$40

The carrying value of foreclosed one-to-four family residential real estate properties held was $0.3 million and $20 thousand as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, there were 14 one-to-four family residential real estate loans in the process of foreclosure totaling $1.1 million. As of December 31, 2022, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling $0.2 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEPOSITS

The Company’s deposits are summarized below:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Noninterest-bearing deposits	$1,218,888	$994,954
Interest-bearing deposits:
Interest-bearing demand	1,270,454	1,139,150
Money market	662,088	555,425
Savings	738,719	634,527
Time	420,372	262,968
Total interest-bearing deposits	3,091,633	2,592,070
Total deposits	$4,310,521	$3,587,024

There were no brokered deposits as of March 31, 2023 and December 31, 2022. Interest-bearing demand deposits included $40.4 million of reciprocal transaction deposits as of March 31, 2023. Money market deposits included $10.1 million and $1.7 million of reciprocal transaction deposits as of March 31, 2023 and December 31, 2022, respectively. Time deposits included $45.5 million and $1.6 million of reciprocal time deposits as of March 31, 2023, and December 31, 2022, respectively.

The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $59.8 million and $27.2 million as of March 31, 2023 and December 31, 2022, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $202.3 million and $92.6 million as of March 31, 2023 and December 31, 2022, respectively.

The components of interest expense on deposits are as follows:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Interest-bearing demand	$458	$142
Money market	935	121
Savings	178	50
Time	803	256
Total interest expense on deposits	$2,374	$569

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS

Eight subsidiary business trusts of the Company have issued floating rate capital securities (“capital securities”) which are guaranteed by the Company. Three of these (Town and Country Statutory Trust II, Town and Country Statutory Trust III, and West Plains Investors Statutory Trust I “WPI Statutory Trust I”) were acquired by the Company as part of its acquisition of Town and Country.

The Company owns all of the outstanding stock of the subsidiary business trusts. The trusts used the proceeds from the issuance of their capital securities to buy floating rate junior subordinated deferrable interest debentures (“junior subordinated debentures”) issued by the Company. These junior subordinated debentures are the only assets of the trusts and the interest payments from the junior subordinated debentures finance the distributions paid on the capital securities. The junior subordinated debentures are unsecured and rank junior and subordinate in the right of payment to all senior debt of the Company.

In accordance with GAAP, the trusts are not consolidated in the Company’s financial statements.

The face values and carrying values of the junior subordinated debentures are summarized as follows:

		Carrying Value
	Face Value	March 31, 2023	December 31, 2022

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155	5,155
FFBI Capital Trust I	7,217	7,217	7,217
National Bancorp Statutory Trust I	5,773	4,804	4,788
Town and Country Statutory Trust II	4,124	4,426	—
Town and Country Statutory Trust III	7,732	7,568	—
WPI Statutory Trust I	3,093	2,956	—
Total	$53,714	$52,746	$37,780

The interest rates on the junior subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date immediately preceding the Distribution Payment Date specific to each junior subordinated debenture, plus a fixed percentage. The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		March 31,	December 31,	Maturity
	Interest Rate		2023	2022	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	7.58%	6.83%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	6.40	6.30	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	6.22	6.12	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	7.63	6.88	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	7.77	7.67	December 15, 2037
Town and Country Statutory Trust II	LIBOR plus	2.79	7.70	N/A	March 17, 2034
Town and Country Statutory Trust III	LIBOR plus	1.68	6.55	N/A	March 22, 2037
WPI Statutory Trust I	LIBOR plus	1.45	6.32	N/A	June 15, 2037

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The distribution rate payable on the debentures is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the junior subordinated debentures at any time by extending the interest payment period for a period not exceeding 20 quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the junior subordinated debentures. The capital securities are subject to mandatory redemption upon payment of the junior subordinated debentures and carry an interest rate identical to that of the related debenture. The junior subordinated debentures maturity dates may be shortened if certain conditions are met, or at any time within 90 days following the occurrence and continuation of certain changes in either tax treatment or the capital treatment of the junior subordinated debentures or the capital securities. If the junior subordinated debentures are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The Company has the right to terminate each Capital Trust and cause the junior subordinated debentures to be distributed to the holders of the capital securities in liquidation of such trusts.

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of March 31, 2023 and 2022, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	March 31, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

(dollars in thousands)
Fair value recorded in other assets	$17,000	$495	$17,000	$629

As of March 31, 2023, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of March 31, 2023 and December 31, 2022, counterparties had cash pledged and held on deposit by the Company of $0.6 million and $0.6 million, respectively.

The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income (loss) to income	other comprehensive income (loss)
	Three Months Ended
	March 31,
	2023	2022

Designated as cash flow hedges:	(dollars in thousands)
Junior subordinated debentures interest expense	$94	$(96)

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	March 31, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	119,605	7,089	106,995	6,981
Total fair value recorded in other assets	$119,605	$7,089	$106,995	$6,981

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$119,605	$(7,089)	$106,995	$(6,981)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$119,605	$(7,089)	$106,995	$(6,981)

As of March 31, 2023, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2023 and 2042.

The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended
	March 31,
	2023	2022

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$2,737	$5,413
Gross losses	(2,737)	(5,413)
Net gains (losses)	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended March 31, 2023
Balance, December 31, 2022	$(61,998)	$(9,946)	$185	$(71,759)
Other comprehensive income (loss) before reclassifications	11,443	—	(40)	11,403
Reclassifications	1,607	490	(94)	2,003
Other comprehensive income (loss), before tax	13,050	490	(134)	13,406
Income tax expense (benefit)	3,720	140	(38)	3,822
Other comprehensive income (loss), after tax	9,330	350	(96)	9,584
Balance, March 31, 2023	$(52,668)	$(9,596)	$89	$(62,175)

Three Months Ended March 31, 2022
Balance, December 31, 2021	$5,736	$(3,514)	$(751)	$1,471
Transfer from available-for-sale to held-to-maturity	7,664	(7,664)	—	—
Other comprehensive loss before reclassifications	(53,422)	—	594	(52,828)
Reclassifications	—	181	96	277
Other comprehensive income (loss), before tax	(53,422)	181	690	(52,551)
Income tax expense	(15,228)	51	197	(14,980)
Other comprehensive income (loss), after tax	(38,194)	130	493	(37,571)
Balance, March 31, 2022	$(24,794)	$(11,048)	$(258)	$(36,100)

Reclassifications from accumulated other comprehensive income (loss) for unrealized gains (losses) on debt securities available-for-sale are included in either gains (losses) on sales of securities or provision for credit losses in the accompanying consolidated statements of income.

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

NOTE 11 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Numerator:
Net income	$9,208	$13,604
Earnings allocated to participating securities	(5)	(17)
Numerator for earnings per share - basic and diluted	$9,203	$13,587

Denominator:
Weighted average common shares outstanding	30,977,204	28,986,593
Dilutive effect of outstanding restricted stock units	69,947	43,646
Weighted average common shares outstanding, including all dilutive potential shares	31,047,151	29,030,239

Earnings per share - Basic	$0.30	$0.47
Earnings per share - Diluted	$0.30	$0.47

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCK-BASED COMPENSATION PLANS

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

The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Restricted stock units	$277	$608
Performance restricted stock units	240	293
Total awards classified as equity	517	901
Stock appreciation rights	1	(23)
Total stock-based compensation expense	$518	$878

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

During the three months ended March 31, 2023 and 2022, the total grant date fair value of the restricted stock units granted was $1.0 million and $0.9 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock that vested during the three months ended March 31, 2023 and 2022 was $1.1 million and $0.7 million, respectively.

The following is a summary of restricted stock unit activity:

	Three Months Ended March 31,
	2023		2022
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	139,986	$18.01	109,244	$17.27
Granted	41,847	22.72	46,312	19.11
Vested	(51,693)	17.91	(34,925)	17.26
Forfeited	(718)	16.58	—	—
Ending balance	129,422	$19.58	120,631	$17.98

As of March 31, 2023, unrecognized compensation cost related to the non-vested restricted stock units was $1.9 million. This cost is expected to be recognized over the weighted average remaining service period of 2.0 years.

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

During the three months ended March 31, 2023 and 2022, the total fair value of the performance restricted stock units granted was $0.4 million and $0.5 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date.

The following is a summary of performance restricted stock unit activity:

	Three months ended March 31,
	2023		2022
		Weighted		Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	62,067	$17.02	38,344	$15.72
Granted	17,030	22.72	23,723	19.14
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	79,097	$18.25	62,067	$17.02

As of March 31, 2023, unrecognized compensation cost related to non-vested performance restricted stock units was $0.6 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.8 years.

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

The following is a summary of stock appreciation rights activity:

	Three Months Ended March 31,
	2023		2022
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	97,920	$16.32
Granted	—	—	—	—
Exercised	—	—	(6,120)	16.32
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,440	$16.32	91,800	$16.32

A further summary of stock appreciation rights as of March 31, 2023, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	73,440	67,320	6.4	years

As of March 31, 2023, unrecognized compensation cost related to non-vested stock appreciation rights was $17 thousand.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2023 and December 31, 2022, the liability recorded for outstanding stock appreciation rights was $0.5 million and $0.5 million, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.57%	3.95%
Expected volatility	37.14%	36.54%
Expected life (in years)	6.4	6.7
Expected dividend yield	3.45%	3.27%

As of March 31, 2023, the liability recorded for previously exercised stock appreciation rights was $0.2 million, which will be paid in one remaining annual installment in 2024. As of December 31, 2022, the liability recorded for previously exercised stock appreciation rights was $0.5 million.

NOTE 13 – REGULATORY MATTERS

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

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of March 31, 2023 and December 31, 2022, the capital conservation buffer was 2.5% of risk-weighted assets.

As of March 31, 2023, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$565,048	15.11%	$299,236	8.00%	N/A	N/A
Heartland Bank and Trust Company	560,249	15.00	298,729	8.00	$373,411	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$492,111	13.16%	$224,427	6.00%	N/A	N/A
Heartland Bank and Trust Company	526,727	14.11	224,047	6.00	$298,729	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$440,979	11.79%	$168,320	4.50%	N/A	N/A
Heartland Bank and Trust Company	526,727	14.11	168,035	4.50	$242,717	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$492,111	10.29%	$191,227	4.00%	N/A	N/A
Heartland Bank and Trust Company	526,727	11.03	190,973	4.00	$238,716	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$516,556	16.27%	$254,052	8.00%	N/A	N/A
Heartland Bank and Trust Company	489,316	15.43	253,643	8.00	$317,054	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$451,828	14.23%	$190,539	6.00%	N/A	N/A
Heartland Bank and Trust Company	463,983	14.63	190,233	6.00	$253,643	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$415,213	13.07%	$142,904	4.50%	N/A	N/A
Heartland Bank and Trust Company	463,983	14.63	142,674	4.50	$206,085	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$451,828	10.48%	$172,427	4.00%	N/A	N/A
Heartland Bank and Trust Company	463,983	10.78	172,240	4.00	$215,300	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements is summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023. There were no transfers between levels during the three months ended March 31, 2023 and 2022. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis:

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$157,020	$—	$—	$157,020
U.S. government agency	—	53,698	—	53,698
Municipal	—	248,884	—	248,884
Mortgage-backed:
Agency residential	—	201,976	—	201,976
Agency commercial	—	135,009	—	135,009
Corporate	—	58,035	—	58,035
Equity securities with readily determinable fair values	3,145	—	—	3,145
Mortgage servicing rights	—	—	19,992	19,992
Derivative financial assets	—	7,584	—	7,584
Derivative financial liabilities	—	7,089	—	7,089

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$154,515	$—	$—	$154,515
U.S. government agency	—	55,157	—	55,157
Municipal	—	243,829	—	243,829
Mortgage-backed:
Agency residential	—	195,441	—	195,441
Agency commercial	—	132,888	—	132,888
Corporate	—	61,694	—	61,694
Equity securities with readily determinable fair values	3,029	—	—	3,029
Mortgage servicing rights	—	—	10,147	10,147
Derivative financial assets	—	7,610	—	7,610
Derivative financial liabilities	—	6,981	—	6,981

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2022 to March 31, 2023.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

March 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$19,992	Discounted cash flows	Constant pre-payment rates (CPR)	6.5% to 59.7% (8.2%)
			Discount rate	9.0% to 11.5% (9.5%)

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$10,147	Discounted cash flows	Constant pre-payment rates (CPR)	5.3% to 59.7% (8.2%)
			Discount rate	9.0% to 11.7% (9.3%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$5,130	$—	$5,130
Collateral-dependent loans	—	—	44,138	44,138
Bank premises held for sale	—	—	235	235
Foreclosed assets	—	—	3,356	3,356

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$615	$—	$615
Collateral-dependent loans	—	—	17,460	17,460
Bank premises held for sale	—	—	235	235
Foreclosed assets	—	—	3,030	3,030

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Collateral-Dependent Loans

In accordance with the provisions of the loan impairment guidance, impairment was measured for loans with respect to which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The fair value of collateral-dependent impaired loans is estimated based on the fair value of the underlying collateral supporting the loan. Collateral-dependent loans require classification in the fair value hierarchy. Impaired loans include loans acquired with deteriorated credit quality. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

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

Collateral-Dependent Loans, Bank Premises Held for Sale, and Foreclosed Assets

The estimated fair value of collateral-dependent loans, bank premises held for sale, and foreclosed assets is based on the appraised fair value of the collateral, less estimated costs to sell. Collateral-dependent loans, bank premises held for sale, and foreclosed assets are classified within Level 3 of the fair value hierarchy.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

March 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$44,138	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	235	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,356	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$17,460	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	235	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,030	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	March 31, 2023		December 31, 2022
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$177,112	$177,112	$114,159	$114,159
Debt securities held-to-maturity	Level 2	536,429	481,925	541,600	478,801
Restricted stock	Level 3	4,991	4,991	7,965	7,965
Loans, net	Level 3	3,156,764	3,105,661	2,594,920	2,566,930
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,165	1,165
Accrued interest receivable	Level 2	20,301	20,301	19,506	19,506

Financial liabilities:
Time deposits	Level 3	420,372	409,454	262,968	253,619
Securities sold under agreements to repurchase	Level 2	34,919	34,919	43,081	43,081
Subordinated notes	Level 3	39,415	36,863	39,395	37,205
Junior subordinated debentures	Level 3	52,746	50,720	37,780	37,030
Accrued interest payable	Level 2	1,402	1,402	1,363	1,363

The Company estimated the fair value of lending related commitments as described in Note 15 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Such commitments and conditional obligations were as follows:

	Contractual Amount
	March 31, 2023	December 31, 2022

	(dollars in thousands)
Commitments to extend credit	$838,714	$756,885
Standby letters of credit	19,146	17,785

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $3.4 million as of March 31, 2023.

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

Accordingly, the Bank had a $13.0 million accrual related to these matters as of March 31, 2023 and December 31, 2022. The Bank’s insurer has agreed to reimburse $7.4 million of the settlement payment which was recorded as an insurance recovery receivable as of March 31, 2023 and December 31, 2022. The estimated net settlement amount of $5.6 million was included in other noninterest expense in the consolidated statements of income during the fourth quarter of 2022.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Bank intends to vigorously defend in both the DeBaere and Miller cases; however, the Company believes an unfavorable outcome in each case is probable at this time, as that term is used in assessing loss contingencies. Accordingly, consistent with the authoritative guidance in the evaluation of contingencies, the Bank had in the aggregate a $2.6 million accrual related to these matters as of March 31, 2023 and December 31, 2022. The $2.6 million accrual was included in other noninterest expense in the consolidated statements of income during the fourth quarter of 2022. While the amount recorded reflects management’s best estimate as of March 31, 2023, the Company cannot yet offer an opinion on the estimated range of possible loss.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.

The following is management’s discussion and analysis of the financial condition as of March 31, 2023 (unaudited), as compared with December 31, 2022, and the results of operations for the three months ended March 31, 2023 and 2022 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023. Results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results to be attained for the year ended December 31, 2023 or for any other period.

OVERVIEW

HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of business, commercial, wealth management, and retail banking products and services to businesses, families, and local governments throughout Illinois and Eastern Iowa. As of March 31, 2023, the Company had total assets of $5.0 billion, loans held for investment of $3.2 billion, and total deposits of $4.3 billion.

Market Area

As of March 31, 2023, our branch network included 68 full-service branch locations throughout Illinois and Eastern Iowa. We hold a leading deposit share in many of our Central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	March 31, 2023		December 31, 2022
	Loans	Deposits	Loans	Deposits

	(dollars in thousands)
Central Illinois	$1,436,524	$2,870,680	$1,024,015	$2,239,030
Chicago MSA	1,282,595	1,232,421	1,294,327	1,216,423
St. Louis Metro East	180,171	75,771	—	—
Illinois	2,899,290	4,178,872	2,318,342	3,455,453
Iowa	296,250	131,649	301,911	131,571
Total	$3,195,540	$4,310,521	$2,620,253	$3,587,024

Town and Country Acquisition

On February 1, 2023, HBT Financial completed its acquisition of Town and Country, the holding company for Town and Country Bank. The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois and expanded our footprint into metro-east St. Louis. At the time of acquisition, Town and Country Bank operated 10 full-service branch locations which began operating as branches of Heartland Bank. The core system conversion was successfully completed in April 2023. After considering business combination accounting adjustments, Town and Country added total assets of $906 million, total loans held for investment of $635 million, and total deposits of $720 million.

Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million. Goodwill of $30.6 million was recorded in the acquisition.

Acquisition-related expenses totaled $13.1 million during the first quarter of 2023, including the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses.

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

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands, except per share amounts)
Total interest and dividend income	$51,779	$33,335
Total interest expense	4,942	1,407
Net interest income	46,837	31,928
Provision for credit losses	6,210	(584)
Net interest income after provision for credit losses	40,627	32,512
Total noninterest income	7,437	10,043
Total noninterest expense	35,933	24,157
Income before income tax expense	12,131	18,398
Income tax expense	2,923	4,794
Net income	$9,208	$13,604

Adjusted net income (1)	$19,859	$12,227

Net interest income (tax-equivalent basis) (1) (2)	$47,539	$32,457

Share and Per Share Information
Earnings per share - Diluted	$0.30	$0.47
Adjusted earnings per share - Diluted (1)	0.64	0.42

Weighted average shares of common stock outstanding	30,977,204	28,986,593

Summary Ratios
Net interest margin	4.20%	3.08%
Net interest margin (tax-equivalent basis) (1) (2)	4.26	3.13
Yield on loans	5.80	4.44
Yield on interest-earning assets	4.64	3.22
Cost of interest-bearing liabilities	0.63	0.20
Cost of total deposits	0.24	0.06
Cost of funds	0.47	0.15

Efficiency ratio	65.27%	56.97%
Efficiency ratio (tax-equivalent basis) (1) (2)	64.43	56.26

Return on average assets	0.78%	1.27%
Return on average stockholders' equity	8.84	13.58
Return on average tangible common equity (1)	10.45	14.71

Adjusted return on average assets (1)	1.69%	1.14%
Adjusted return on average stockholders' equity (1)	19.08	12.20
Adjusted return on average tangible common equity (1)	22.55	13.22

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

For the three months ended March 31, 2023, net income was $9.2 million, decreasing by $4.4 million, or 32.3%, when compared to net income for the three months ended March 31, 2022. Notable changes include the following:

●	A $14.9 million increase in net interest income, primarily attributable to higher yields on interest-earning assets and the increase in average interest-earning assets following the Town and Country merger;
●	Town and Country acquisition-related expenses totaled $13.1 million during the three months ended March 31, 2023, including the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses;
●	Excluding Town and Country acquisition-related expenses, noninterest expense increased by $4.6 million primarily reflecting higher base costs following the completion of the Town and Country merger on February 1, 2023; and
●	Realized losses on sales of securities totaled $1.0 million during the three months ended March 31, 2023, as the vast majority of the securities acquired from Town and Country were sold with the sales proceeds used to reduce FHLB borrowings.

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

The following table sets forth average balances, average yields and costs, and certain other information for the three months ended March 31, 2023 and 2022. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	March 31, 2023			March 31, 2022
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$3,012,320	$43,111	5.80%	$2,507,006	$27,468	4.44%
Securities	1,411,613	7,813	2.24	1,321,918	5,689	1.75
Deposits with banks	92,363	739	3.24	370,130	159	0.17
Other	7,425	116	6.33	2,739	19	2.80
Total interest-earning assets	4,523,721	$51,779	4.64%	4,201,793	$33,335	3.22%
Allowance for credit losses	(33,301)			(24,099)
Noninterest-earning assets	274,870			165,752
Total assets	$4,765,290			$4,343,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,230,644	$458	0.15%	$1,143,829	$142	0.05%
Money market	634,608	935	0.60	598,271	121	0.08
Savings	709,862	178	0.10	649,563	50	0.03
Time	356,779	803	0.91	310,675	256	0.33
Total interest-bearing deposits	2,931,893	2,374	0.33	2,702,338	569	0.09
Securities sold under agreements to repurchase	39,619	38	0.38	53,054	9	0.07
Borrowings	113,896	1,297	4.62	500	1	0.71
Subordinated notes	39,403	470	4.83	39,325	470	4.84
Junior subordinated debentures issued to capital trusts	47,586	763	6.50	37,721	358	3.85
Total interest-bearing liabilities	3,172,397	$4,942	0.63%	2,832,938	$1,407	0.20%
Noninterest-bearing deposits	1,121,365			1,077,917
Noninterest-bearing liabilities	49,316			26,302
Total liabilities	4,343,078			3,937,157
Stockholders' Equity	422,212			406,289
Total liabilities and stockholders’ equity	$4,765,290			$4,343,446

Net interest income/Net interest margin (1)		$46,837	4.20%		$31,928	3.08%
Tax-equivalent adjustment (2)		702	0.06		529	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$47,539	4.26%		$32,457	3.13%
Net interest rate spread (4)			4.01%			3.02%
Net interest-earning assets (5)	$1,351,324			$1,368,855
Ratio of interest-earning assets to interest-bearing liabilities	1.43			1.48
Cost of total deposits			0.24%			0.06%
Cost of funds			0.47			0.15

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended March 31,
	2023		2022
		Yield		Yield
	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$40,976	5.51%	$24,742	3.99%
Loan fees (excluding PPP loans)	1,106	0.15	1,155	0.19
PPP loan fees	1	—	739	0.12
Accretion of acquired loan discounts	813	0.11	120	0.02
Nonaccrual interest recoveries	215	0.03	712	0.12
Total loan interest income	$43,111	5.80%	$27,468	4.44%

*       Annualized measure.

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended March 31,
	2023		2022
		Net Interest		Net Interest
		Margin		Margin
	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$40,976	3.67%	$24,742	2.39%
Loan fees (excluding PPP loans)	1,106	0.10	1,155	0.11
PPP loan fees	1	—	739	0.07
Accretion of acquired loan discounts	813	0.07	120	0.01
Nonaccrual interest recoveries	215	0.02	712	0.07
Securities	7,813	0.70	5,689	0.55
Deposits with banks	739	0.07	159	0.02
Other	116	0.01	19	—
Total interest income	51,779	4.64	33,335	3.22

Interest expense:
Deposits	2,374	0.21	569	0.06
Other interest-bearing liabilities	2,568	0.23	838	0.08
Total interest expense	4,942	0.44	1,407	0.14
Net interest income	46,837	4.20	31,928	3.08
Tax equivalent adjustment (1)	702	0.06	529	0.05
Net interest income (tax equivalent) (1) (2)	$47,539	4.26%	$32,457	3.13%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

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

	Three Months Ended March 31, 2023
	vs.
	Three Months Ended March 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$6,209	$9,434	$15,643
Securities	407	1,717	2,124
Deposits with banks	(205)	785	580
Other	56	41	97
Total interest-earning assets	6,467	11,977	18,444

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	11	305	316
Money market	8	806	814
Savings	5	123	128
Time	43	504	547
Total interest-bearing deposits	67	1,738	1,805
Securities sold under agreements to repurchase	(3)	32	29
Borrowings	1,265	31	1,296
Subordinated notes	1	(1)	—
Junior subordinated debentures issued to capital trusts	111	294	405
Total interest-bearing liabilities	1,441	2,094	3,535
Change in net interest income	$5,026	$9,883	$14,909

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Net interest income for the three months ended March 31, 2023 was $46.8 million, increasing $14.9 million, or 46.7%, from the three months ended March 31, 2022. The increase is primarily attributable to higher yields on interest-earning assets and the increase in average interest-earning assets following the Town and Country merger.

Net interest margin increased to 4.20% for the three months ended March 31, 2023, compared to 3.08% for the three months ended March 31, 2022. The increase was primarily attributable to higher yields on interest-earning assets, driven by significant increases in market rates since early 2022. Additionally, the contribution of acquired loan discount accretion to net interest margin increased to 7 basis points during the three months ended March 31, 2023, from 1 basis point during the three months ended March 31, 2022.

The quarterly net interest margins were as follows:

	2023	2022
Three months ended:
March 31	4.20%	3.08%
June 30	—	3.34
September 30	—	3.65
December 31	—	4.10

In March 2022, the Federal Open Markets Committee (“FOMC”) raised the target range for the federal funds rate to 0.25% to 0.50%, the first rate hike since December 2018. Since March 2022, the FOMC has raised the target range for the federal funds rate several times, setting the target range for the federal funds rate to 4.75% to 5.00% at the March 2023 meeting.

As a result, market interest rates have also risen since March 2022 which has led to improvements in our net interest margin. In general, we believe that increases in market interest rates will lead to improved net interest margins while decreases in market interest rates will result in lower net interest margins. Additionally, these recent increases in market interest rates have increased competition for deposits. As a result, we expect deposit costs to increase during 2023 and deposits balances may decrease and be replaced by higher cost funding sources, such as FHLB advances, brokered deposits, or other wholesale funding.

Provision for Credit Losses

The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Provision for credit losses
Loans	$5,101	$(584)
Unfunded lending-related commitments	509	—
Debt securities	600	—
Total provision for credit losses	$6,210	$(584)

In connection with the Town and Country merger, we recognized an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million. The remaining provision for credit losses primarily reflects the establishment of an allowance for credit losses of $0.6 million on debt securities available-for-sale, related to one bank subordinated debt security, a $0.2 million decrease in specific reserves on individually evaluated loans, and net recoveries of $0.1 million.

Credit losses are highly dependent on current and forecast economic conditions. Potential deterioration of economic conditions may lead to higher credit losses and adversely impact our financial condition and results of operations. The economic forecasts utlized in estimating the allowance for credit losses on loans include the unemployment rate and changes in GDP as macroeconomic variables, although other economic metrics are considered on a qualitative basis.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change

	(dollars in thousands)
Card income	$2,658	$2,404	$254
Wealth management fees	2,338	2,289	49
Service charges on deposit accounts	1,871	1,652	219
Mortgage servicing	1,099	658	441
Mortgage servicing rights fair value adjustment	(624)	1,729	(2,353)
Gains on sale of mortgage loans	276	587	(311)
Realized gains (losses) on sales of securities	(1,007)	—	(1,007)
Unrealized gains (losses) on equity securities	(22)	(187)	165
Gains (losses) on foreclosed assets	(10)	40	(50)
Gains (losses) on other assets	—	193	(193)
Income on bank owned life insurance	115	40	75
Other noninterest income	743	638	105
Total noninterest income	$7,437	$10,043	$(2,606)

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Total noninterest income for the three months ended March 31, 2023, was $7.4 million, a decrease of $2.6 million, or 25.9%, from the three months ended March 31, 2022. Notable changes in noninterest income include the following:

●	A $2.4 million change in the mortgage servicing rights fair value adjustment, primarily due to changes in valuation assumptions;
●	The vast majority of the securities portfolio acquired from Town and Country was sold during the first quarter of 2023, with the sales proceeds used to reduce FHLB borrowings. Net losses of $1.0 million were realized on the sales;
●	A $0.4 million increase in mortgage servicing revenue, primarily due to the addition of the Town and Country servicing portfolio which nearly doubled the size of our existing mortgage servicing portfolio;
●	A $0.3 million decrease in gains on sale of mortgage loans, primarily attributable to a lower level of mortgage refinancing activity due to interest rate increases since the beginning of 2022; and
●	A $0.3 million increase in card income, mostly attributable to debit card activity on deposit accounts acquired from Town and Country.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change

	(dollars in thousands)
Salaries	$19,411	$12,801	$6,610
Employee benefits	2,335	2,444	(109)
Occupancy of bank premises	2,102	2,060	42
Furniture and equipment	659	552	107
Data processing	4,323	1,653	2,670
Marketing and customer relations	836	851	(15)
Amortization of intangible assets	510	245	265
FDIC insurance	563	288	275
Loan collection and servicing	278	157	121
Foreclosed assets	61	132	(71)
Other noninterest expense	4,855	2,974	1,881
Total noninterest expense	$35,933	$24,157	$11,776

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Total noninterest expense for the three months ended March 31, 2023, was $35.9 million, an increase of $11.8 million, or 48.7%, from the three months ended March 31, 2022. Notable changes in noninterest expense include the following:

●	Town and Country acquisition-related noninterest expenses totaled $7.1 million, including $3.5 million in salaries, $1.9 million in data processing, and $1.8 million in legal, professional, and other noninterest expenses; and
●	The $4.6 million increase in noninterest expense, excluding the Town and Country acquisition-related expenses was primarily attributable to a higher base level of noninterest expense, primarily related to personnel costs.

Income Taxes

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

During the three months ended March 31, 2023 and 2022, we recorded income tax expense of $2.9 million, or an effective tax rate of 24.1%, and $4.8 million, or an effective tax rate of 26.1%, respectively. The decrease in effective tax rate was primarily attributable to a slightly higher proportion of federally tax-exempt interest income and slightly lower combined state income tax rates.

FINANCIAL CONDITION

	March 31,	December 31,
	2023	2022	$ Change	% Change

Consolidated Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$177,112	$114,159	$62,953	55.1%
Debt securities available-for-sale, at fair value	854,622	843,524	11,098	1.3
Debt securities held-to-maturity	536,429	541,600	(5,171)	(1.0)
Loans held for sale	5,130	615	4,515	734.1

Loans, before allowance for credit losses	3,195,540	2,620,253	575,287	22.0
Less: allowance for credit losses	38,776	25,333	13,443	53.1
Loans, net of allowance for credit losses	3,156,764	2,594,920	561,844	21.7

Goodwill	59,876	29,322	30,554	104.2
Intangible assets, net	22,842	1,070	21,772	2,034.8
Other assets	201,046	161,524	39,522	24.5
Total assets	$5,013,821	$4,286,734	$727,087	17.0%

Total deposits	$4,310,521	$3,587,024	$723,497	20.2%
Securities sold under agreements to repurchase	34,919	43,081	(8,162)	(18.9)
Borrowings	75,183	160,000	(84,817)	(53.0)
Subordinated notes	39,415	39,395	20	0.1
Junior subordinated debentures	52,746	37,780	14,966	39.6
Other liabilities	50,939	45,822	5,117	11.2
Total liabilities	4,563,723	3,913,102	650,621	16.6
Total stockholders' equity	450,098	373,632	76,466	20.5
Total liabilities and stockholders' equity	$5,013,821	$4,286,734	$727,087	17.0%

Tangible assets (1)	$4,931,103	$4,256,342	$674,761	15.9%
Tangible common equity (1)	367,380	343,240	24,140	7.0

Core deposits (1)	$4,250,705	$3,559,866	$690,839	19.4%

Share and Per Share Information
Book value per share	$14.02	$12.99
Tangible book value per share (1)	11.45	11.94

Shares of common stock outstanding	32,095,370	28,752,626

Balance Sheet Ratios
Loan to deposit ratio	74.13%	73.05%
Core deposits to total deposits (1)	98.61	99.24
Stockholders' equity to total assets	8.98	8.72
Tangible common equity to tangible assets (1)	7.45	8.06
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

NM   Not meaningful

Total assets were $5.01 billion at March 31, 2023, an increase of $727.1 million, or 17.0%, from December 31, 2022. Notable changes in our consolidated balance sheet include the following:

●	The Town and Country merger added $905.6 milliion in total assets, $635.4 million in loans held for investment, and $720.4 million in deposits;
●	Following the Town and Country merger, $145.8 million of the securities acquired from Town and Country were sold with the sales proceeds used to reduce FHLB borrowings; and
●	Excluding the impact of the Town and Country merger, total deposits remained nearly unchanged, with a $30.5 million increase in noninterest-bearing deposits and a $13.8 million increase in time deposits being mostly offset by a $28.6 million decrease in money market accounts and a $16.3 million decrease in savings accounts.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	March 31, 2023		December 31, 2022
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$333,013	10.4%	$266,757	10.2%
Commercial real estate - owner occupied	317,103	9.9	218,503	8.3
Commercial real estate - non-owner occupied	854,024	26.7	713,202	27.2
Construction and land development	389,142	12.2	360,824	13.8
Multi-family	362,672	11.4	287,865	11.0
One-to-four family residential	482,732	15.1	338,253	12.9
Agricultural and farmland	243,357	7.6	237,746	9.1
Municipal, consumer, and other	213,497	6.7	197,103	7.5
Loans, before allowance for credit losses	3,195,540	100.0%	2,620,253	100.0%
Allowance for credit losses	(38,776)		(25,333)
Loans, net of allowance for credit losses	$3,156,764		$2,594,920

Loans, before allowance for loan losses were $3.20 billion at March 31, 2023, an increase of $575.3 million, or 22.0%, from December 31, 2022. Excluding the impact of the Town and Country merger, the $60.1 million decrease in total loans was primarily driven by a variety of balance reductions across the portfolio, including $21.9 million of multi-family loans refinanced to the secondary market and $14.9 million of payoffs on loans exited due to the current credit environment. Additionally, significantly lower seasonal usage on grain elevator lines of credit presented a headwind to loan growth during the first quarter of 2023.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
March 31, 2023	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$179,800	$112,781	$40,432	$—	$333,013
Commercial real estate - owner occupied	30,786	158,767	117,126	10,424	317,103
Commercial real estate - non-owner occupied	99,014	498,921	250,273	5,816	854,024
Construction and land development	181,911	172,216	34,832	183	389,142
Multi-family	25,423	249,497	85,746	2,006	362,672
One-to-four family residential	54,859	189,335	125,386	113,152	482,732
Agricultural and farmland	91,256	107,127	40,992	3,982	243,357
Municipal, consumer, and other	79,730	35,245	72,693	25,829	213,497
Total	$742,779	$1,523,889	$767,480	$161,392	$3,195,540

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
March 31, 2023	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$31,230	$8,767	$39,997	$113,216	$153,213
Commercial real estate - owner occupied	38,531	44,912	83,443	202,874	286,317
Commercial real estate - non-owner occupied	95,762	33,175	128,937	626,073	755,010
Construction and land development	103,474	5,689	109,163	98,068	207,231
Multi-family	34,116	34,992	69,108	268,141	337,249
One-to-four family residential	88,146	64,984	153,130	274,743	427,873
Agricultural and farmland	8,830	10,910	19,740	132,361	152,101
Municipal, consumer, and other	19,823	18,175	37,998	95,769	133,767
Total	$419,912	$221,604	$641,516	$1,811,245	$2,452,761

Nonperforming Assets

The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	March 31, 2023	December 31, 2022

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$6,508	$2,155
Past due 90 days or more, still accruing (1)	10	1
Total nonperforming loans	6,518	2,156
Foreclosed assets	3,356	3,030
Total nonperforming assets	$9,874	$5,186

Allowance for credit losses	$38,776	$25,333
Loans, before allowance for credit losses	3,195,540	2,620,253

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.21%	0.97%
Allowance for credit losses to nonaccrual loans	595.82	1,175.55
Allowance for credit losses to nonperforming loans	594.91	1,175.00
Nonaccrual loans to loans, before allowance for credit losses	0.20	0.08
Nonperforming loans to loans, before allowance for credit losses	0.20	0.08
Nonperforming assets to total assets	0.20	0.12
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.31	0.20
(1)	Prior to 2023, excludes loans acquired with deteriorated credit quality that are past due 90 or more days and accruing. Such loans totaled $145 thousand as of December 31, 2022.

Total nonperforming assets were $9.9 million at March 31, 2023, increasing by $4.7 million since December 31, 2022. The increase was primarily attributable to the Town and Country merger which added $3.8 million in nonaccrual loans and $0.3 million of foreclosed assets.

Risk Classification of Loans

As of March 31, 2023 and December 31, 2022, our risk classifications of loans were as follows:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Pass	$3,030,791	$2,479,488
Pass-watch	72,047	66,934
Substandard	92,702	73,831
Doubtful	—	—
Total	$3,195,540	$2,620,253

Pass-watch loans increased $5.1 million, or 7.6%, and substandard loans increased $18.9 million, or 25.6%, from December 31, 2022 to March 31, 2023. These increases were primarily driven by the Town and Country merger which added $10.3 million in pass-watch loans and $17.6 million in substandard loans as of March 31, 2023.

Net Charge-offs and Recoveries

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for loan losses, by loan category.

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$(19)	$(704)
Commercial real estate - owner occupied	(9)	(100)
Commercial real estate - non-owner occupied	(74)	(265)
Construction and land development	(3)	—
Multi-family	—	—
One-to-four family residential	(36)	(152)
Agricultural and farmland	(1)	—
Municipal, consumer, and other	30	65
Total	$(112)	$(1,156)

Average loans, before allowance for loan losses
Commercial and industrial	$325,411	$306,471
Commercial real estate - owner occupied	276,225	224,763
Commercial real estate - non-owner occupied	814,702	703,988
Construction and land development	379,677	315,207
Multi-family	341,301	246,771
One-to-four family residential	434,969	330,167
Agricultural and farmland	227,230	232,225
Municipal, consumer, and other	212,805	147,414
Total	$3,012,320	$2,507,006

Net charge-offs (recoveries) to average loans, before allowance for loan losses *
Commercial and industrial	(0.02)%	(0.93)%
Commercial real estate - owner occupied	(0.01)	(0.18)
Commercial real estate - non-owner occupied	(0.04)	(0.15)
Construction and land development	—	—
Multi-family	—	—
One-to-four family residential	(0.03)	(0.19)
Agricultural and farmland	—	—
Municipal, consumer, and other	0.06	0.18
Total	(0.02)%	(0.19)%

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

Securities

The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of March 31, 2023, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	March 31, 2023
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. Treasury	$20,111	1.54%	$—	—%	$20,111	1.54%
Municipal	5,234	2.47	1,211	3.63	6,445	2.68
Mortgage-backed:
Agency residential	47	3.55	—	—	47	3.55
Agency commercial	11	6.44	—	—	11	6.44
Corporate	4,999	2.58	—	—	4,999	2.58
Total	$30,402	1.87%	$1,211	3.63%	$31,613	1.94%

Due after 1 year through 5 years
U.S. Treasury	$109,534	1.30%	$—	—%	$109,534	1.30%
U.S. government agency	40,988	2.58	10,000	2.18	50,988	2.50
Municipal	62,649	2.07	17,853	3.21	80,502	2.32
Mortgage-backed:
Agency residential	14,656	2.79	8,337	1.62	22,993	2.36
Agency commercial	57,863	1.96	16,618	2.65	74,481	2.11
Corporate	16,899	4.29	—	—	16,899	4.29
Total	$302,589	2.00%	$52,808	2.59%	$355,397	2.08%

Due after 5 years through 10 years
U.S. Treasury	$40,179	1.53%	$—	—%	$40,179	1.53%
U.S. government agency	16,123	2.41	75,332	2.50	91,455	2.49
Municipal	147,228	1.73	19,149	3.44	166,377	1.93
Mortgage-backed:
Agency residential	73,959	2.14	3,771	3.51	77,730	2.21
Agency commercial	49,525	1.66	242,729	1.93	292,254	1.88
Corporate	38,718	4.17	—	—	38,718	4.17
Total	$365,732	2.07%	$340,981	2.16%	$706,713	2.11%

Due after 10 years
U.S. government agency	$—	—%	$3,098	2.83%	$3,098	2.83%
Municipal	59,738	1.91	2,908	3.35	62,646	1.98
Mortgage-backed:
Agency residential	129,847	2.71	88,392	3.61	218,239	3.07
Agency commercial	42,796	2.29	47,031	2.02	89,827	2.15
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$234,381	2.45%	$141,429	3.06%	$375,810	2.68%

Total
U.S. Treasury	$169,824	1.38%	$—	—%	$169,824	1.38%
U.S. government agency	57,111	2.53	88,430	2.48	145,541	2.50
Municipal	274,849	1.86	41,121	3.34	315,970	2.05
Mortgage-backed:
Agency residential	218,509	2.53	100,500	3.44	319,009	2.81
Agency commercial	150,195	1.95	306,378	1.98	456,573	1.97
Corporate	62,616	4.09	—	—	62,616	4.09
Total	$933,104	2.13%	$536,429	2.44%	$1,469,533	2.25%

SOURCES OF FUNDS

Deposits

Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.

The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended March 31,						Percent
	2023			2022			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$1,121,365	27.7%	—%	$1,077,917	28.5%	—%	4.0%
Interest-bearing demand	1,230,644	30.4	0.15	1,143,829	30.3	0.05	7.6
Money market	634,608	15.6	0.60	598,271	15.8	0.08	6.1
Savings	709,862	17.5	0.10	649,563	17.2	0.03	9.3
Total non-maturity deposits	3,696,479	91.2	0.17	3,469,580	91.8	0.04	6.5
Time	356,779	8.8	0.91	310,675	8.2	0.33	14.8
Total deposits	$4,053,258	100.0%	0.24%	$3,780,255	100.0%	0.06%	7.2%

*      Annualized measure.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The average balances of deposits increased 7.2% from the three months ended March 31, 2022 to the three months ended March 31, 2023, primarily due to the Town and Country merger which added $576.8 million of non-maturity deposits and $143.6 million in time deposits on February 1, 2023.

Recent increases in market interest rates have increased competition for deposits. As a result, we expect  deposit costs to increase during 2023, relative to 2022, and deposits balances may decrease. Additionally, outgoing deposits may be replaced by higher cost funding sources, such as FHLB advances, brokered deposits, or other wholesale funding.

The following table sets forth time deposits by remaining maturity as of March 31, 2023:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$43,957	$36,253	$71,983	$65,836	$218,029
Amounts of $100,000 or more but less than $250,000	26,668	31,423	51,986	32,450	142,527
Amounts of $250,000 or more	4,913	8,260	34,858	11,785	59,816
Total time deposits	$75,538	$75,936	$158,827	$110,071	$420,372

As of March 31, 2023 and December 31, 2022, the Bank’s uninsured deposits were estimated to be $936.1 million and $739.0 million, respectively.

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

As part of the Bank’s liquidity management strategy, the Bank is also focused on minimizing costs of liquidity and attempts to decrease these costs by promoting noninterest-bearing and low-cost deposits. While the Bank does not control the types of deposit instruments our clients choose, those choices can be influenced with the rates and the deposit specials offered.

Additional sources of liquidity include unpledged securities, federal funds purchased, borrowings from the FHLB and FRB, and brokered deposits. Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate on federal funds purchased and FHLB borrowings. Funds available through federal funds purchased and FHLB borrowings are used primarily to meet daily liquidity needs.

As of March 31, 2023, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of March 31, 2023, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of March 31, 2023, the Holding Company had cash and cash equivalents of $1.2 million.

The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Holding Company’s ability to meet its ongoing short-term cash obligations. During the three months ended March 31, 2023 and 2022, the Bank paid $25.0 million and $6.0 million in dividends to the Holding Company, respectively.

The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended March 31, 2023 and 2022, holding company operating expenses consisted of interest expense of $1.2 million and $0.8 million, respectively, and other operating expenses of $2.2 million and $1.5 million, respectively. Additionally, the Holding Company paid $5.5 million and $4.7 million of dividends to stockholders during the three months ended March 31, 2023 and 2022, respectively, and paid $38.0 million in cash consideration in the acquisition of Town and Country during the first quarter of 2023.

As of March 31, 2023, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.

As of March 31, 2023, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of March 31, 2023, the Holding Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of March 31, 2023 and December 31, 2022, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of March 31, 2023 and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	March 31,	December 31,	With Capital	Prompt Corrective
	2023	2022	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	15.11%	16.27%	10.50%	N/A
Heartland Bank and Trust Company	15.00	15.43	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.16%	14.23%	8.50%	N/A
Heartland Bank and Trust Company	14.11	14.63	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	11.79%	13.07%	7.00%	N/A
Heartland Bank and Trust Company	14.11	14.63	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	10.29%	10.48%	4.00	N/A
Heartland Bank and Trust Company	11.03	10.78	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

As of March 31, 2023, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.

Cash Dividends

During 2022, the Company paid quarterly cash dividends of $0.16 per share. On January 24, 2023, the Company announced an increase of $0.01 and paid a $0.17 per share dividend during the first quarter of 2023.

Stock Repurchase Program

Under the Company’s stock repurchase program, the Company repurchased 79,463 shares of its common stock at a weighted average price of $19.92 during the three months ended March 31, 2023. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2024. As of March 31, 2023, the Company had $13.4 million remaining under the current stock repurchase authorization.

OFF-BALANCE SHEET ARRANGEMENTS

As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit, commitments to sell loans, and interest rate swaps. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. Although commitments to extend credit are considered while evaluating our allowance for loan losses, as of March 31, 2023 and December 31, 2022, there were no reserves for unfunded commitments. For additional information, see “Note 15 – Commitments and Contingencies” to the consolidated financial statements.

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

Allowance for Credit Losses

The allowance for credit losses reflects an estimate of lifetime expected credit losses. Measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is established through a provision for credit losses which is charged to expense. Additions to the allowance for credit losses are expected to maintain the adequacy of the total allowance for credit losses. Loan losses are charged off against the allowance for credit losses when the Company determines the loan balance to be uncollectible. Cash received on previously charged off amounts is recorded as a recovery to the allowance for credit losses.

Management uses the discounted cash flow method to estimate expected credit losses for all loan categories, except for consumer loans where the weighted average remaining maturity method is utilized. The Company uses regression analysis of historical internal and peer data to determine which macroeconomic variables are credit loss drivers, such as the unemployment rate and changes in GDP. Management leverages economic projections from a reputable third party to inform its economic forecasts with a reversion to historical averages for periods beyond a reasonable and supportable forecast period.

Nonaccrual loans and loans which do not share risk characteristics with other loans in the pool are individually evaluated to determine expected credit losses.

The allowance for credit losses on unfunded commitments is estimated in the same manner as the associated loans adjusted for anticipated funding rate.

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the acquisition date. Estimating such fair values may require highly subjective assumptions or the use of a valuation specialist. In the Town and Country acquisition, the fair value for loans was most significant estimate and relatively small changes in assumptions used in this estimate could result in a materially different conclusion.

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
-
Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-
Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	● Total deposits, excluding: - Time deposits of $250,000 or more, and - Brokered deposits	● Provides investors with information regarding the stability of the Company’s sources of funds. ● We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net income	$9,208	$13,604
Adjustments:
Acquisition expenses (1)	(13,064)	—
Gains (losses) on sales of closed branch premises	—	197
Realized gains (losses) on sales of securities	(1,007)	—
Mortgage servicing rights fair value adjustment	(624)	1,729
Total adjustments	(14,695)	1,926
Tax effect of adjustments	4,044	(549)
Less adjustments after tax effect	(10,651)	1,377
Adjusted net income	$19,859	$12,227

Average assets	$4,765,290	$4,343,446

Return on average assets *	0.78%	1.27%
Adjusted return on average assets *	1.69	1.14

*       Annualized measure.

(1)

Includes recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million in connection with the Town and Country merger.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$9,208	$13,604
Earnings allocated to participating securities (1)	(5)	(17)
Numerator for earnings per share - basic and diluted	$9,203	$13,587

Adjusted net income	$19,859	$12,227
Earnings allocated to participating securities (1)	(13)	(15)
Numerator for adjusted earnings per share - basic and diluted	$19,846	$12,212

Denominator:
Weighted average common shares outstanding	30,977,204	28,986,593
Dilutive effect of outstanding restricted stock units	69,947	43,646
Weighted average common shares outstanding, including all dilutive potential shares	31,047,151	29,030,239

Earnings per share - Basic	$0.30	$0.47
Earnings per share - Diluted	$0.30	$0.47

Adjusted earnings per share - Basic	$0.64	$0.42
Adjusted earnings per share - Diluted	$0.64	$0.42
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure – Net Interest Income and Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$46,837	$31,928
Tax-equivalent adjustment (1)	702	529
Net interest income (tax equivalent basis) (1)	$47,539	$32,457

Net interest margin (tax equivalent basis)
Net interest margin *	4.20%	3.08%
Tax-equivalent adjustment * (1)	0.06	0.05
Net interest margin (tax equivalent basis) * (1)	4.26%	3.13%

Average interest-earning assets	$4,523,721	$4,201,793

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$35,933	$24,157
Less: amortization of intangible assets	510	245
Adjusted noninterest expense	$35,423	$23,912

Net interest income	$46,837	$31,928
Total noninterest income	7,437	10,043
Operating revenue	54,274	41,971
Tax-equivalent adjustment (1)	702	529
Operating revenue (tax-equivalent basis) (1)	$54,976	$42,500

Efficiency ratio	65.27%	56.97%
Efficiency ratio (tax equivalent basis) (1)	64.43	56.26
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	March 31, 2023	December 31, 2022

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$450,098	$373,632
Less: Goodwill	59,876	29,322
Less: Intangible assets, net	22,842	1,070
Tangible common equity	$367,380	$343,240

Tangible Assets
Total assets	$5,013,821	$4,286,734
Less: Goodwill	59,876	29,322
Less: Intangible assets, net	22,842	1,070
Tangible assets	$4,931,103	$4,256,342

Total stockholders' equity to total assets	8.98%	8.72%
Tangible common equity to tangible assets	7.45	8.06

Shares of common stock outstanding	32,095,370	28,752,626

Book value per share	$14.02	$12.99
Tangible book value per share	11.45	11.94

Reconciliation of Non-GAAP Financial Measure – Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$422,212	$406,289
Less: Goodwill	49,352	29,322
Less: Intangible assets, net	15,635	1,844
Average tangible common equity	$357,225	$375,123

Net income	$9,208	$13,604
Adjusted net income	19,859	12,227

Return on average stockholders' equity *	8.84%	13.58%
Return on average tangible common equity *	10.45	14.71

Adjusted return on average stockholders' equity *	19.08%	12.20%
Adjusted return on average tangible common equity *	22.55	13.22

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Core Deposits
Total deposits	$4,310,521	$3,587,024
Less: time deposits of $250,000 or more	59,816	27,158
Less: brokered deposits	—	—
Core deposits	$4,250,705	$3,559,866

Core deposits to total deposits	98.61%	99.24%

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

			Increase (Decrease) in
	Estimated Increase		Estimated Net Interest Income
	(Decrease) in EVE		Year 1		Year 2
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
March 31, 2023
+300	$77,730	9.6%	$5,550	2.8%	$14,165	7.0%
+200	63,328	7.8	4,047	2.0	10,406	5.1
+100	40,200	5.0	2,298	1.1	6,066	3.0
-100	(70,665)	(8.8)	(6,179)	(3.1)	(10,559)	(5.2)
-200	(168,618)	(20.9)	(15,330)	(7.7)	(24,847)	(12.3)
-300	(197,346)	(24.4)	(25,128)	(12.6)	(37,565)	(18.6)

December 31, 2022
+300	$89,504	11.0%	$11,587	6.9%	$18,225	10.5%
+200	71,015	8.7	8,152	4.8	13,266	7.6
+100	43,269	5.3	4,308	2.5	7,307	4.2
-100	(64,289)	(7.9)	(6,808)	(4.0)	(10,305)	(5.9)
-200	(159,079)	(19.5)	(16,218)	(9.6)	(23,694)	(13.6)
-300	(219,755)	(27.0)	(24,834)	(14.7)	(35,743)	(20.5)

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On December 20, 2022, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $15 million of its common stock. The stock repurchase program will be in effect until January 1, 2024 with the timing of purchases and number of shares repurchased dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program may be suspended or discontinued at any time without notice. The stock repurchase program has been paused until completion of the vote of Town and Country’s shareholders on the merger.

The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2023:

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares That May Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
January 1 - 31, 2023	—	$—	—	$15,000
February 1 - 28, 2023	—	—	—	15,000
March 1 - 31, 2023	79,463	19.92	79,463	13,417
Total	79,463	$19.92	79,463	$13,417

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description
10.1 §

Amendment to Amended and Restated Employment Agreement, dated March 31, 2023, by and among HBT Financial, Inc., Heartland Bank and Trust Company and Fred L. Drake. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2023).

10.2 §

Amendment to Amended and Restated Employment Agreement, dated March 31, 2023, by and among HBT Financial, Inc., Heartland Bank and Trust Company and J. Lance Carter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2023).

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

HBT FINANCIAL, INC.

May 3, 2023	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)