Form 10-Q
period 2023-06-30
HBT Financial, Inc.
filed 2023-08-02
CIK 775215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, there were 31,846,236 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings, and liquidity. Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:

●	the strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints);
●	the economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or other threats thereof (including the Russian invasion of Ukraine), or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
●	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (including the Company’s adoption of the current expected credit losses (“CECL”) methodology);
●	changes in state and federal laws, regulations and governmental policies concerning the Company’s general business and any changes in response to the recent failures of other banks;
●	changes in interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out);
●	increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers;
●	changes in technology and the ability to develop and maintain secure and reliable electronic systems;
●	unexpected results of acquisitions, which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated;
●	the loss of key executives or employees;
●	changes in consumer spending;
●	unexpected outcomes of existing or new litigation involving the Company;
●	the economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards;
●	fluctuations in the value of securities held in our securities portfolio;
●	concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients;
●	the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
●	the level of non-performing assets on our balance sheets;
●	interruptions involving our information technology and communications systems or third-party servicers;
●	breaches or failures of our information security controls or cybersecurity-related incidents;
●	our asset quality and any loan charge-offs;
●	the composition of our loan portfolio;
●	the effects of changes in interest rates on our net interest income, net interest margin, our investments, our loan originations, and our modeling estimates relating to interest rate changes;
●	our access to sources of liquidity and capital to address our liquidity needs;
●	our inability to receive dividends from the Bank, pay dividends to our common stockholders or satisfy obligations as they become due;
●	the effects of problems encountered by other financial institutions;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to successfully develop and commercialize new or enhanced products and services;
●	current and future business, economic and market conditions in the United States (“U.S.”) generally or in the States of Illinois and Iowa in particular;
●	the geographic concentration of our operations in the States of Illinois and Iowa;

●	our ability to attract and retain customer deposits;
●	our ability to maintain the Bank’s reputation;
●	possible impairment of our goodwill and other intangible assets;
●	our prior status as an S corporation;
●	possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
●	the effectiveness of our risk management and internal disclosure controls and procedures;
●	market perceptions associated with certain aspects of our business;
●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002;
●	damage to our reputation from any of the factors described above;
●	our success at managing the risks involved in the foregoing items; and
●	the factors discussed in “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange (“SEC”) Commission on March 8, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$28,044	$18,970
Interest-bearing deposits with banks	81,764	95,189
Cash and cash equivalents	109,808	114,159

Debt securities available-for-sale, at fair value (allowance for credit losses of $800 at 2023)	822,788	843,524
Debt securities held-to-maturity (fair value of $469,921 at 2023 and $478,801 at 2022)	533,231	541,600
Equity securities with readily determinable fair value	3,152	3,029
Equity securities with no readily determinable fair value	2,275	1,977
Restricted stock, at cost	11,345	7,965
Loans held for sale	8,829	615

Loans, before allowance for credit losses	3,244,655	2,620,253
Allowance for credit losses	(37,814)	(25,333)
Loans, net of allowance for credit losses	3,206,841	2,594,920

Bank owned life insurance	23,594	7,557
Bank premises and equipment, net	65,029	50,469
Bank premises held for sale	35	235
Foreclosed assets	3,080	3,030
Goodwill	59,876	29,322
Intangible assets, net	22,122	1,070
Mortgage servicing rights, at fair value	20,133	10,147
Investments in unconsolidated subsidiaries	1,614	1,165
Accrued interest receivable	19,900	19,506
Other assets	62,158	56,444
Total assets	$4,975,810	$4,286,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,125,823	$994,954
Interest-bearing	3,038,700	2,592,070
Total deposits	4,164,523	3,587,024

Securities sold under agreements to repurchase	38,729	43,081
Federal Home Loan Bank advances	177,572	160,000
Subordinated notes	39,435	39,395
Junior subordinated debentures issued to capital trusts	52,760	37,780
Other liabilities	51,939	45,822
Total liabilities	4,524,958	3,913,102

COMMITMENTS AND CONTINGENCIES (Note 15)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,730,698 at 2023 and 29,308,491 at 2022; shares outstanding of 31,865,868 at 2023 and 28,752,626 at 2022	327	293
Surplus	294,875	222,783
Retained earnings	241,777	232,004
Accumulated other comprehensive income (loss)	(70,662)	(71,759)
Treasury stock at cost, 864,830 shares at 2023 and 555,865 at 2022	(15,465)	(9,689)
Total stockholders’ equity	450,852	373,632
Total liabilities and stockholders’ equity	$4,975,810	$4,286,734

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

INTEREST AND DIVIDEND INCOME	(dollars in thousands, except per share data)
Loans, including fees:
Taxable	$47,149	$27,843	$89,308	$54,649
Federally tax exempt	1,040	679	1,992	1,341
Securities:
Taxable	6,518	5,663	13,134	10,312
Federally tax exempt	1,162	1,138	2,359	2,178
Interest-bearing deposits in bank	781	420	1,520	579
Other interest and dividend income	118	14	234	33
Total interest and dividend income	56,768	35,757	108,547	69,092

INTEREST EXPENSE
Deposits	4,323	506	6,697	1,075
Securities sold under agreements to repurchase	34	8	72	17
Borrowings	2,189	1	3,486	2
Subordinated notes	469	469	939	939
Junior subordinated debentures issued to capital trusts	881	400	1,644	758
Total interest expense	7,896	1,384	12,838	2,791
Net interest income	48,872	34,373	95,709	66,301
PROVISION FOR CREDIT LOSSES	(230)	145	5,980	(439)
Net interest income after provision for credit losses	49,102	34,228	89,729	66,740

NONINTEREST INCOME
Card income	2,905	2,714	5,563	5,118
Wealth management fees	2,279	2,322	4,617	4,611
Service charges on deposit accounts	1,919	1,792	3,790	3,444
Mortgage servicing	1,254	661	2,353	1,319
Mortgage servicing rights fair value adjustment	141	366	(483)	2,095
Gains on sale of mortgage loans	373	326	649	913
Realized gains (losses) on sales of securities	—	—	(1,007)	—
Unrealized gains (losses) on equity securities	7	(153)	(15)	(340)
Gains (losses) on foreclosed assets	(97)	(7)	(107)	33
Gains (losses) on other assets	109	(43)	109	150
Income on bank owned life insurance	147	41	262	81
Other noninterest income	877	532	1,620	1,170
Total noninterest income	9,914	8,551	17,351	18,594

NONINTEREST EXPENSE
Salaries	16,660	12,936	36,071	25,737
Employee benefits	2,707	1,984	5,042	4,428
Occupancy of bank premises	2,785	1,741	4,887	3,801
Furniture and equipment	809	623	1,468	1,175
Data processing	2,883	1,990	7,206	3,643
Marketing and customer relations	1,359	1,205	2,195	2,056
Amortization of intangible assets	720	245	1,230	490
FDIC insurance	630	298	1,193	586
Loan collection and servicing	348	278	626	435
Foreclosed assets	97	31	158	163
Other noninterest expense	4,975	2,511	9,830	5,485
Total noninterest expense	33,973	23,842	69,906	47,999
INCOME BEFORE INCOME TAX EXPENSE	25,043	18,937	37,174	37,335
INCOME TAX EXPENSE	6,570	4,852	9,493	9,646
NET INCOME	$18,473	$14,085	$27,681	$27,689

EARNINGS PER SHARE - BASIC	$0.58	$0.49	$0.88	$0.96
EARNINGS PER SHARE - DILUTED	$0.58	$0.49	$0.88	$0.95
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,980,133	28,891,202	31,481,439	28,938,634

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
NET INCOME	$18,473	$14,085	$27,681	$27,689

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) on debt securities available-for-sale	(12,638)	(24,151)	(1,195)	(77,573)
Reclassification adjustment for losses on securities available-for-sale realized in income	200	—	1,807	—
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	475	549	965	730
Unrealized gains on derivative instruments	201	149	161	743
Reclassification adjustment for net settlements on derivative instruments	(109)	67	(203)	163
Total other comprehensive (loss) income, before tax	(11,871)	(23,386)	1,535	(75,937)
Income tax (benefit) expense	(3,384)	(6,666)	438	(21,646)
Total other comprehensive (loss) income	(8,487)	(16,720)	1,097	(54,291)
TOTAL COMPREHENSIVE INCOME (LOSS)	$9,986	$(2,635)	$28,778	$(26,602)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares			Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

	(dollars in thousands, except per share data)
Balance, March 31, 2023	32,095,370	$327	$294,441	$228,782	$(62,175)	$(11,277)	$450,098
Net income	—	—	—	18,473	—	—	18,473
Other comprehensive loss	—	—	—	—	(8,487)	—	(8,487)
Stock-based compensation	—	—	434	—	—	—	434
Repurchase of common stock	(229,502)	—	—	—	—	(4,188)	(4,188)
Cash dividends and dividend equivalents ($0.17 per share)	—	—	—	(5,478)	—	—	(5,478)
Balance, June 30, 2023	31,865,868	$327	$294,875	$241,777	$(70,662)	$(15,465)	$450,852

Balance, March 31, 2022	28,967,943	$293	$221,735	$203,076	$(36,100)	$(5,849)	$383,155
Net income	—	—	—	14,085	—	—	14,085
Other comprehensive loss	—	—	—	—	(16,720)	—	(16,720)
Stock-based compensation	—	—	352	—	—	—	352
Repurchase of common stock	(136,746)	—	—	—	—	(2,408)	(2,408)
Cash dividends and dividend equivalents ($0.16 per share)	—	—	—	(4,655)	—	—	(4,655)
Balance, June 30, 2022	28,831,197	$293	$222,087	$212,506	$(52,820)	$(8,257)	$373,809

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

					Accumulated
	Common Stock				Other			Total
	Shares			Retained	Comprehensive	Treasury		Stockholders’
	Outstanding	Amount	Surplus	Earnings	Income (Loss)	Stock		Equity

	(dollars in thousands, except per share data)
Balance, December 31, 2022	28,752,626	$293	$222,783	$232,004	$(71,759)		$(9,689)	$373,632
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(6,922)	—		—	(6,922)
Net income	—	—	—	27,681	—		—	27,681
Other comprehensive income	—	—	—	—	1,097		—	1,097
Stock-based compensation	—	—	951	—	—		—	951
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	43,607	—	(181)	—	—	—	—	(181)
Issuance of common stock in Town and Country acquisition	3,378,600	34	71,322					71,356
Repurchase of common stock	(308,965)	—	—	—	—		(5,776)	(5,776)
Cash dividends and dividend equivalents ($0.34 per share)	—	—	—	(10,986)	—		—	(10,986)
Balance, June 30, 2023	31,865,868	$327	$294,875	$241,777	$(70,662)		$(15,465)	$450,852

Balance, December 31, 2021	28,986,061	$293	$220,891	$194,132	$1,471		$(4,906)	$411,881
Net income	—	—	—	27,689	—		—	27,689
Other comprehensive loss	—	—	—	—	(54,291)		—	(54,291)
Stock-based compensation	—	—	1,253	—	—		—	1,253
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	31,944	—	(57)	—	—		—	(57)
Repurchase of common stock	(186,808)	—	—	—	—		(3,351)	(3,351)
Cash dividends and dividend equivalents ($0.32 per share)	—	—	—	(9,315)	—		—	(9,315)
Balance, June 30, 2022	28,831,197	$293	$222,087	$212,506	$(52,820)		$(8,257)	$373,809

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,681	$27,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,609	1,532
Provision for credit losses	5,980	(439)
Net amortization of debt securities	2,999	3,609
Deferred income tax expense	802	141
Stock-based compensation	951	1,253
Net accretion of discount and deferred loan fees on loans	(3,378)	(3,263)
Net realized loss on sales of securities	1,007	—
Net unrealized loss on equity securities	15	340
Net (gain) loss on disposals of bank premises and equipment	(32)	14
Net gain on sales of bank premises held for sale	(75)	(187)
Impairment losses on bank premises held for sale	—	23
Net gain on sales of foreclosed assets	(68)	(98)
Write-down of foreclosed assets	175	65
Amortization of intangibles	1,230	490
Decrease (increase) in mortgage servicing rights	483	(2,095)
Amortization of discount and issuance costs on subordinated notes and debentures	71	73
Amortization of premium on Federal Home Loan Bank advances	172	—
Amortization of premium on interest-bearing time deposits with banks	—	5
Amortization of discount on time deposits	(239)	(126)
Mortgage loans originated for sale	(35,682)	(38,091)
Proceeds from sale of mortgage loans	29,729	38,634
Net gain on sale of mortgage loans	(649)	(913)
Increase in cash surrender value of bank owned life insurance	(255)	(81)
Decrease in accrued interest receivable	2,719	638
Decrease in other assets	4,864	1,827
Decrease in other liabilities	(3,978)	(245)
Net cash provided by operating activities	36,131	30,795

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	249	485
Proceeds from sales of securities available-for-sale	145,844	—
Proceeds from paydowns, maturities, and calls of debt securities	50,540	74,703
Purchase of securities	(2,985)	(349,769)
Purchase of loans	(36,964)	—
Net decrease in loans	51,609	52,336
Purchase of restricted stock	(11,622)	(74)
Proceeds from redemption of restricted stock	11,064	—
Purchases of bank premises and equipment	(1,495)	(496)
Proceeds from sales of bank premises and equipment	151	—
Proceeds from sales of bank premises held for sale	310	1,297
Proceeds from sales of foreclosed assets	284	447
Net cash paid for acquisition of Town and Country	(14,454)	—
Net cash provided by (used in) investing activities	192,531	(221,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(142,679)	(36,073)
Net decrease in repurchase agreements	(4,352)	(10,165)
Net decrease in Federal Home Loan Bank advances	(69,039)	—
Taxes paid related to the vesting of restricted stock units	(181)	(57)
Repurchase of common stock	(5,776)	(3,351)
Cash dividends and dividend equivalents paid	(10,986)	(9,315)
Net cash used in financing activities	(233,013)	(58,961)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,351)	(249,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	114,159	409,268
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,808	$160,031

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$11,815	$2,860
Cash paid for income taxes	$8,997	$7,845

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$170	$27
Transfers of bank premises and equipment to bank premises held for sale	$35	$—

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

On January 1, 2023, the Company also adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. This ASU also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in ASU 2022-02 require a public business entity to disclosure current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. This standard did not have a material impact on the Company’s consolidated results of operations or financial position.

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

The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois, and expanded our footprint into metro-east St. Louis. During the three and six months ended June 30, 2023, HBT Financial incurred the following expenses related to the acquisition of Town and Country:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

	(dollars in thousands)
PROVISION FOR CREDIT LOSSES	$—	$5,924
NONINTEREST EXPENSE
Salaries	66	3,584
Furniture and equipment	39	39
Data processing	176	2,031
Marketing and customer relations	10	24
Loan collection and servicing	125	125
Legal fees and other noninterest expense	211	1,964
Total noninterest expense	627	7,767
Total acquisition-related expenses	$627	$13,691

There were no expenses related to the acquisition of Town and Country during the three and six months ended June 30, 2022.

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

The following table provides the pro forma information for the results of operations for the three and six months ended June 30, 2023 and 2022, as if the acquisition of Town and Country had occurred on January 1, 2022. The pro forma results combine the historical results of Town and Country into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Total revenues (net interest income and noninterest income)	$58,786	$53,431	$116,556	$107,943
Net income	18,185	16,833	28,200	36,190
Earnings per share - basic	0.57	0.55	0.89	1.17
Earnings per share - diluted	0.57	0.55	0.88	1.17

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SECURITIES

Debt Securities

The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$169,788	$—	$(14,648)	$—	$155,140
U.S. government agency	56,833	—	(4,409)	—	52,424
Municipal	273,263	18	(29,226)	—	244,055
Mortgage-backed:
Agency residential	208,470	—	(18,920)	—	189,550
Agency commercial	147,922	3	(17,039)	—	130,886
Corporate	57,632	—	(6,099)	(800)	50,733
Total available-for-sale	$913,908	$21	$(90,341)	$(800)	$822,788

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:	(dollars in thousands)
U.S. government agency	$88,436	$—	$(9,615)	$78,821	$—
Municipal	39,756	147	(422)	39,481	—
Mortgage-backed:
Agency residential	100,685	—	(7,003)	93,682	—
Agency commercial	304,354	—	(46,417)	257,937	—
Total held-to-maturity	$533,231	$147	$(63,457)	$469,921	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$169,860	$—	$(15,345)	$154,515
U.S. government agency	59,291	—	(4,134)	55,157
Municipal	275,972	46	(32,189)	243,829
Mortgage-backed:
Agency residential	213,676	5	(18,240)	195,441
Agency commercial	150,060	—	(17,172)	132,888
Corporate	65,597	55	(3,958)	61,694
Total available-for-sale	$934,456	$106	$(91,038)	$843,524

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-maturity:	(dollars in thousands)
U.S. government agency	$88,424	$—	$(9,728)	$78,696
Municipal	42,167	195	(314)	42,048
Mortgage-backed:
Agency residential	102,728	—	(6,470)	96,258
Agency commercial	308,281	—	(46,482)	261,799
Total held-to-maturity	$541,600	$195	$(62,994)	$478,801

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

As of June 30, 2023 and December 31, 2022, the Bank had debt securities with a carrying value of $449.6 million and $332.6 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of debt securities by contractual maturity, as of June 30, 2023, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in thousands)
Due in 1 year or less	$34,603	$33,740	$2,451	$2,454
Due after 1 year through 5 years	230,246	215,388	27,401	26,424
Due after 5 years through 10 years	236,936	204,230	92,657	84,186
Due after 10 years	55,731	48,994	5,683	5,238

Mortgage-backed:
Agency residential	208,470	189,550	100,685	93,682
Agency commercial	147,922	130,886	304,354	257,937
Total	$913,908	$822,788	$533,231	$469,921

The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of June 30, 2023, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
June 30, 2023	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:	(dollars in thousands)
U.S. Treasury	$—	$—	$(14,648)	$155,140	$(14,648)	$155,140
U.S. government agency	(270)	7,973	(4,139)	44,451	(4,409)	52,424
Municipal	(723)	47,645	(28,503)	192,219	(29,226)	239,864
Mortgage-backed:
Agency residential	(1,305)	36,555	(17,615)	152,961	(18,920)	189,516
Agency commercial	(345)	13,093	(16,694)	117,701	(17,039)	130,794
Corporate	(1,994)	17,752	(3,928)	31,957	(5,922)	49,709
Total available-for-sale	$(4,637)	$123,018	$(85,527)	$694,429	$(90,164)	$817,447

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

As of June 30, 2023, there were 587 debt securities in an unrealized loss position for a period of twelve months or more, and 350 debt securities in an unrealized loss position for a period of less than twelve months.

U.S. Treasury, U.S. government agency, and agency mortgage-backed securities are considered to have no risk of credit loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as prepayment and liquidity risks.

Municipal securities include approximately 81% general obligation bonds as of June 30, 2023, which have a very low historical default rate due to issuers generally having taxing authority to service the debt. The remainder of the municipal securities are also of high credit quality with ratings of A+/A1 or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.

Corporate securities include investment grade corporate and bank subordinated debt securities. The Company evaluates credit risk through monitoring credit ratings, reviews of available financial data, and sector trends. An $0.8 million allowance for credit losses was recorded as of June 30, 2023, related to one bank subordinated debt security and reflected heightened potential credit risk following the recent failures of other banks. The related provision for credit losses were $0.2 million and $0.6 million during the three and six months ended June 30, 2023, respectively. For the other corporate securities, the changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2023, the Company did not intend to sell the debt securities that are in an unrealized or unrecognized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.

Accrued interest on debt securities totaled $6.1 million as of June 30, 2023 and is excluded from the estimate of credit losses.

Sales of debt securities were as follows during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Proceeds from sales	$—	$—	$145,844	$—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	(1,007)	—

Subsequent to June 30, 2023, the Company recognized $0.8 million of net losses on the sale of $39.4 million of debt securities.

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

The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	Readily	No Readily
	Determinable	Determinable
June 30, 2023	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,578
Cumulative net unrealized gains (losses)	10	(303)
Carrying value	$3,152	$2,275

	Readily	No Readily
	Determinable	Determinable
December 31, 2022	Fair Value	Fair Value

	(dollars in thousands)
Initial cost	$3,142	$2,142
Cumulative net unrealized gains (losses)	(113)	(165)
Carrying value	$3,029	$1,977

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2023, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.1 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. As of December 31, 2022, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.

There were no sales of equity securities during the three and six months ended June 30, 2023 and 2022. Unrealized gains (losses) on equity securities were as follows during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Readily determinable fair value	$7	$(153)	$123	$(340)
No readily determinable fair value	—	—	(138)	—
Unrealized gains (losses) on equity securities	$7	$(153)	$(15)	$(340)

NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

Major categories of loans are summarized as follows:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Commercial and industrial	$385,768	$266,757
Commercial real estate - owner occupied	303,522	218,503
Commercial real estate - non-owner occupied	882,598	713,202
Construction and land development	335,262	360,824
Multi-family	375,536	287,865
One-to-four family residential	482,442	338,253
Agricultural and farmland	259,858	237,746
Municipal, consumer, and other	219,669	197,103
Loans, before allowance for credit losses	3,244,655	2,620,253
Allowance for credit losses	(37,814)	(25,333)
Loans, net of allowance for credit losses	$3,206,841	$2,594,920

As of June 30, 2023 and December 31, 2022, commercial and industrial loans include $22 thousand and $28 thousand Paycheck Protection Program (“PPP”) loans, respectively.

Allowance for Credit Losses

Management estimates the allowance for credit losses using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The discounted cash flow method is used to estimate expected credit losses for all loan categories, except for consumer loans where the weighted average remaining maturity method is utilized.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2023, the economic forecast used by management anticipates a mild recession starting in 2024, with the unemployment rate increasing and GDP growth slowing and then shrinking over the next 4 quarters considered in the forecast period. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management may make qualitative adjustments to the loss estimates, as necessary, to reflect other factors that influence credit losses.

The following tables detail activity in the allowance for credit losses for the three and six months ended June 30:

	Three Months Ended June 30, 2023
		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

	(dollars in thousands)
Beginning balance	$2,932	$2,535	$7,840	$7,574	$2,151	$4,165	$2,674	$8,905	$38,776
Provision for credit losses	791	(175)	(466)	(1,745)	452	(121)	(68)	252	(1,080)
Charge-offs	—	—	—	—	—	(4)	—	(175)	(179)
Recoveries	12	2	164	5	—	37	1	76	297
Ending balance	$3,735	$2,362	$7,538	$5,834	$2,603	$4,077	$2,607	$9,058	$37,814

	Three Months Ended June 30, 2022
		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

	(dollars in thousands)
Beginning balance	$2,491	$1,511	$7,014	$4,493	$1,354	$1,583	$842	$5,220	$24,508
Provision for loan losses	450	(287)	(408)	(434)	21	51	82	670	145
Charge-offs	—	—	—	—	—	(47)	—	(112)	(159)
Recoveries	40	—	5	—	—	109	—	86	240
Ending balance	$2,981	$1,224	$6,611	$4,059	$1,375	$1,696	$924	$5,864	$24,734

	Six Months Ended June 30, 2023
		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

	(dollars in thousands)
Beginning balance	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333
Adoption of ASC 326	(822)	587	501	1,969	85	797	1,567	2,299	6,983
PCD allowance established in acquisition	69	127	239	240	68	492	5	7	1,247
Provision for credit losses	1,178	444	(161)	(606)	978	960	237	991	4,021
Charge-offs	—	(3)	—	—	—	(26)	—	(292)	(321)
Recoveries	31	14	238	8	—	95	2	163	551
Ending balance	$3,735	$2,362	$7,538	$5,834	$2,603	$4,077	$2,607	$9,058	$37,814

	Six Months Ended June 30, 2022
		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

	(dollars in thousands)
Beginning balance	$2,440	$1,840	$8,145	$4,914	$1,263	$1,311	$845	$3,178	$23,936
Provision for loan losses	(203)	(716)	(1,804)	(855)	112	171	79	2,777	(439)
Charge-offs	(5)	—	—	—	—	(49)	—	(239)	(293)
Recoveries	749	100	270	—	—	263	—	148	1,530
Ending balance	$2,981	$1,224	$6,611	$4,059	$1,375	$1,696	$924	$5,864	$24,734

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross charge-offs, further sorted by origination year, were as follows during the three and six months ended June 30, 2023:

	Gross Charge-Offs for the Three Months Ended June 30, 2023
								Revolving
								Loans
	Term Loans by Origination Year						Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total

	(dollars in thousands)
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	—	4	—	—	4
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	100	21	—	—	—	—	54	—	175
Total	$100	$21	$—	$—	$—	$4	$54	$—	$179

	Gross Charge-Offs for the Six Months Ended June 30, 2023
								Revolving
								Loans
	Term Loans by Origination Year						Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total

	(dollars in thousands)
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	—	3	—	—	—	—	—	—	3
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	1	25	—	—	26
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	135	74	—	9	—	—	74	—	292
Total	$135	$77	$—	$9	$1	$25	$74	$—	$321

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans and the related allowance for credit losses by category:

		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
June 30, 2023	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$385,594	$303,271	$868,421	$335,024	$374,578	$476,326	$259,858	$203,767	$3,206,839
Individually evaluated for impairment	174	251	14,177	238	958	6,116	—	15,902	37,816
Total	$385,768	$303,522	$882,598	$335,262	$375,536	$482,442	$259,858	$219,669	$3,244,655

Allowance for credit losses:
Collectively evaluated for impairment	$3,730	$2,350	$6,280	$5,834	$2,603	$3,705	$2,607	$5,656	$32,765
Individually evaluated for impairment	5	12	1,258	—	—	372	—	3,402	5,049
Total	$3,735	$2,362	$7,538	$5,834	$2,603	$4,077	$2,607	$9,058	$37,814

		Commercial	Commercial					Municipal,
	Commercial	Real Estate	Real Estate	Construction		One-to-four	Agricultural	Consumer,
	and	Owner	Non-owner	and Land		Family	and	and
December 31, 2022	Industrial	Occupied	Occupied	Development	Multi-Family	Residential	Farmland	Other	Total

Loan balances:	(dollars in thousands)
Collectively evaluated for impairment	$261,833	$203,558	$671,663	$359,892	$287,298	$325,621	$233,118	$184,579	$2,527,562
Individually evaluated for impairment	4,818	11,366	30,509	82	—	8,399	4,033	12,508	71,715
Acquired with deteriorated credit quality	106	3,579	11,030	850	567	4,233	595	16	20,976
Total	$266,757	$218,503	$713,202	$360,824	$287,865	$338,253	$237,746	$197,103	$2,620,253

Allowance for loan losses:
Collectively evaluated for impairment	$3,121	$1,008	$4,332	$4,221	$1,470	$1,709	$796	$2,327	$18,984
Individually evaluated for impairment	158	168	2,388	—	—	44	—	3,562	6,320
Acquired with deteriorated credit quality	—	17	1	2	2	6	—	1	29
Total	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	Amortized Cost				Allowance
	Primary Collateral Type				for Credit
June 30, 2023	Real Estate	Vehicles	Other	Total	Losses

	(dollars in thousands)
Commercial and industrial	$—	$—	$174	$174	$5
Commercial real estate - owner occupied	251	—	—	251	12
Commercial real estate - non-owner occupied	14,177	—	—	14,177	1,258
Construction and land development	238	—	—	238	—
Multi-family	958	—	—	958	—
One-to-four family residential	6,116	—	—	6,116	372
Agricultural and farmland	—	—	—	—	—
Municipal, consumer, and other	15,826	31	45	15,902	3,402
Total	$37,566	$31	$219	$37,816	$5,049

Accrued interest on loans totaled $13.7 million as of June 30, 2023 and is excluded from the estimate of credit losses.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans:

	Three Months Ended June 30, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$267	$4
Commercial real estate - owner occupied	745	11
Commercial real estate - non-owner occupied	14,603	185
Construction and land development	—	—
Multi-family	—	—
One-to-four family residential	548	4
Agricultural and farmland	—	—
Municipal, consumer, and other	8,344	46
Total	$24,507	$250

With no related allowance:
Commercial and industrial	$15,156	$156
Commercial real estate - owner occupied	11,887	141
Commercial real estate - non-owner occupied	17,947	340
Construction and land development	2,012	26
Multi-family	—	—
One-to-four family residential	8,181	84
Agricultural and farmland	252	3
Municipal, consumer, and other	4,480	33
Total	$59,915	$783

Total loans individually evaluated for impairment:
Commercial and industrial	$15,423	$160
Commercial real estate - owner occupied	12,632	152
Commercial real estate - non-owner occupied	32,550	525
Construction and land development	2,012	26
Multi-family	—	—
One-to-four family residential	8,729	88
Agricultural and farmland	252	3
Municipal, consumer, and other	12,824	79
Total	$84,422	$1,033

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized

With an allowance recorded:	(dollars in thousands)
Commercial and industrial	$280	$8
Commercial real estate - owner occupied	1,580	44
Commercial real estate - non-owner occupied	14,728	371
Construction and land development	—	—
Multi-family	—	—
One-to-four family residential	597	9
Agricultural and farmland	—	—
Municipal, consumer, and other	8,426	85
Total	$25,611	$517

With no related allowance:
Commercial and industrial	$17,316	$356
Commercial real estate - owner occupied	11,460	247
Commercial real estate - non-owner occupied	16,728	538
Construction and land development	2,014	48
Multi-family	—	—
One-to-four family residential	8,453	141
Agricultural and farmland	244	3
Municipal, consumer, and other	4,511	54
Total	$60,726	$1,387

Total loans individually evaluated for impairment:
Commercial and industrial	$17,596	$364
Commercial real estate - owner occupied	13,040	291
Commercial real estate - non-owner occupied	31,456	909
Construction and land development	2,014	48
Multi-family	—	—
One-to-four family residential	9,050	150
Agricultural and farmland	244	3
Municipal, consumer, and other	12,937	139
Total	$86,337	$1,904

Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

	(dollars in thousands)
Beginning balance	$484	$413
Reclassification from non-accretable difference	100	217
Accretion income	(47)	(93)
Ending balance	$537	$537

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

The following tables present loans by category based on current payment and accrual status:

	Accruing Interest
		30 - 89 Days	90+ Days		Total
June 30, 2023	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$385,504	$90	$—	$174	$385,768
Commercial real estate - owner occupied	303,145	126	—	251	303,522
Commercial real estate - non-owner occupied	882,208	—	—	390	882,598
Construction and land development	335,024	—	—	238	335,262
Multi-family	374,488	90	—	958	375,536
One-to-four family residential	475,473	1,522	—	5,447	482,442
Agricultural and farmland	259,730	128	—	—	259,858
Municipal, consumer, and other	219,335	257	1	76	219,669
Total	$3,234,907	$2,213	$1	$7,534	$3,244,655

	Accruing Interest
		30 - 89 Days	90+ Days		Total
December 31, 2022	Current	Past Due	Past Due	Nonaccrual	Loans

	(dollars in thousands)
Commercial and industrial	$266,521	$17	$—	$219	$266,757
Commercial real estate - owner occupied	218,242	187	—	74	218,503
Commercial real estate - non-owner occupied	713,031	—	—	171	713,202
Construction and land development	360,763	61	—	—	360,824
Multi-family	287,854	11	—	—	287,865
One-to-four family residential	335,576	894	145	1,638	338,253
Agricultural and farmland	237,727	19	—	—	237,746
Municipal, consumer, and other	196,892	157	1	53	197,103
Total	$2,616,606	$1,346	$146	$2,155	$2,620,253

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents nonaccrual loans with and without a related allowance for credit losses:

	Nonaccrual	Nonaccrual
	With	With No
	Allowance for	Allowance for	Total
June 30, 2023	Credit Losses	Credit Losses	Nonaccrual

	(dollars in thousands)
Commercial and industrial	$128	$46	$174
Commercial real estate - owner occupied	74	177	251
Commercial real estate - non-owner occupied	219	171	390
Construction and land development	—	238	238
Multi-family	—	958	958
One-to-four family residential	129	5,318	5,447
Agricultural and farmland	—	—	—
Municipal, consumer, and other	—	76	76
Total	$550	$6,984	$7,534

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans by category based on their assigned risk ratings determined by management:

June 30, 2023	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$378,223	$3,900	$3,645	$—	$385,768
Commercial real estate - owner occupied	281,115	11,660	10,747	—	303,522
Commercial real estate - non-owner occupied	825,108	33,361	24,129	—	882,598
Construction and land development	329,877	5,055	330	—	335,262
Multi-family	349,513	24,749	1,274	—	375,536
One-to-four family residential	461,525	7,654	13,263	—	482,442
Agricultural and farmland	251,388	5,142	3,328	—	259,858
Municipal, consumer, and other	201,708	1,921	16,040	—	219,669
Total	$3,078,457	$93,442	$72,756	$—	$3,244,655

December 31, 2022	Pass	Pass-Watch	Substandard	Doubtful	Total

	(dollars in thousands)
Commercial and industrial	$255,309	$6,630	$4,818	$—	$266,757
Commercial real estate - owner occupied	198,546	10,105	9,852	—	218,503
Commercial real estate - non-owner occupied	652,691	27,282	33,229	—	713,202
Construction and land development	358,215	2,527	82	—	360,824
Multi-family	283,682	4,183	—	—	287,865
One-to-four family residential	323,632	5,907	8,714	—	338,253
Agricultural and farmland	223,114	10,004	4,628	—	237,746
Municipal, consumer, and other	184,299	296	12,508	—	197,103
Total	$2,479,488	$66,934	$73,831	$—	$2,620,253

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Risk ratings of loans, further sorted by origination year, are as follows as of June 30, 2023:

								Revolving
								Loans
	Term Loans by Origination Year						Revolving	Converted
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial and industrial
Pass	$69,081	$63,617	$27,992	$31,141	$6,418	$10,665	$166,040	$3,269	$378,223
Pass-Watch	117	934	—	535	825	211	581	697	3,900
Substandard	5	101	—	46	—	49	617	2,827	3,645
Total	$69,203	$64,652	$27,992	$31,722	$7,243	$10,925	$167,238	$6,793	$385,768

Commercial real estate - owner occupied
Pass	$19,573	$63,767	$61,278	$59,353	$34,394	$35,565	$7,185	$—	$281,115
Pass-Watch	672	2,365	2,773	358	2,747	1,795	950	—	11,660
Substandard	—	1,688	3,430	262	673	3,200	1,494	—	10,747
Total	$20,245	$67,820	$67,481	$59,973	$37,814	$40,560	$9,629	$—	$303,522

Commercial real estate - non-owner occupied
Pass	$53,549	$260,402	$264,052	$98,430	$86,880	$48,439	$9,567	$3,789	$825,108
Pass-Watch	758	—	7,475	—	7,379	3,870	13,734	145	33,361
Substandard	11,774	127	—	73	2,515	9,469	—	171	24,129
Total	$66,081	$260,529	$271,527	$98,503	$96,774	$61,778	$23,301	$4,105	$882,598

Construction and land development
Pass	$82,321	$154,790	$68,926	$5,676	$3,284	$1,791	$7,868	$5,221	$329,877
Pass-Watch	156	2,867	—	—	—	12	1,183	837	5,055
Substandard	—	—	—	—	—	317	—	13	330
Total	$82,477	$157,657	$68,926	$5,676	$3,284	$2,120	$9,051	$6,071	$335,262

Multi-family
Pass	$35,047	$79,926	$105,151	$58,069	$34,925	$29,929	$5,954	$512	$349,513
Pass-Watch	2,674	7,273	—	8,833	59	5,558	343	9	24,749
Substandard	—	—	315	—	489	470	—	—	1,274
Total	$37,721	$87,199	$105,466	$66,902	$35,473	$35,957	$6,297	$521	$375,536

One-to-four family residential
Pass	$69,055	$90,014	$88,637	$69,356	$23,957	$57,917	$57,698	$4,891	$461,525
Pass-Watch	1,011	670	1,164	572	713	2,909	295	320	7,654
Substandard	415	2,490	857	1,045	823	4,461	25	3,147	13,263
Total	$70,481	$93,174	$90,658	$70,973	$25,493	$65,287	$58,018	$8,358	$482,442

Agricultural and farmland
Pass	$24,392	$40,120	$39,227	$40,052	$9,319	$9,194	$86,766	$2,318	$251,388
Pass-Watch	825	1,691	96	1,021	145	960	404	—	5,142
Substandard	—	—	16	3,312	—	—	—	—	3,328
Total	$25,217	$41,811	$39,339	$44,385	$9,464	$10,154	$87,170	$2,318	$259,858

Municipal, Consumer, and other
Pass	$31,397	$70,574	$28,952	$15,154	$1,793	$45,049	$8,787	$2	$201,708
Pass-Watch	—	20	26	20	—	1,855	—	—	1,921
Substandard	32	94	7	—	46	15,861	—	—	16,040
Total	$31,429	$70,688	$28,985	$15,174	$1,839	$62,765	$8,787	$2	$219,669

Total by Risk Rating
Pass	$384,415	$823,210	$684,215	$377,231	$200,970	$238,549	$349,865	$20,002	$3,078,457
Pass-Watch	6,213	15,820	11,534	11,339	11,868	17,170	17,490	2,008	93,442
Substandard	12,226	4,500	4,625	4,738	4,546	33,827	2,136	6,158	72,756
Total	$402,854	$843,530	$700,374	$393,308	$217,384	$289,546	$369,491	$28,168	$3,244,655

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Modifications and Troubled Debt Restructurings

There were no loan modifications to borrowers in financial distress during the three and six months ended June 30, 2023.

There were no new troubled debt restructurings during the three and six months ended June 30, 2022. As of December 31, 2022, the Company had $3.0 million of troubled debt restructurings.

Pledged Loans

As of June 30, 2023 and December 31, 2022, the Company pledged loans totaling $1.04 billion and $892.1 million, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.72 billion and $955.8 million as of June 30, 2023 and December 31, 2022, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Beginning balance	$19,992	$9,723	$10,147	$7,994
Acquired	—	—	10,469	—
Capitalized servicing rights	170	136	299	307
Fair value adjustment:
Attributable to payments and principal reductions	(559)	(379)	(990)	(686)
Attributable to changes in valuation inputs and assumptions	530	609	208	2,474
Total fair value adjustment	(29)	230	(782)	1,788
Ending balance	$20,133	$10,089	$20,133	$10,089

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FORECLOSED ASSETS

Foreclosed assets activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Beginning balance	$3,356	$3,043	$3,030	$3,278
Acquired	—	—	271	—
Transfers from loans	65	8	170	27
Proceeds from sales	(244)	(153)	(284)	(447)
Net gain (loss) on sales	48	(7)	68	98
Direct write-downs	(145)	—	(175)	(65)
Ending balance	$3,080	$2,891	$3,080	$2,891

Gains (losses) on foreclosed assets includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Direct write-downs	$(145)	$—	$(175)	$(65)
Net gain (loss) on sales	48	(7)	68	98
Gains (losses) on foreclosed assets	$(97)	$(7)	$(107)	$33

The carrying value of foreclosed one-to-four family residential real estate properties held was $0.2 million and $20 thousand as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, there were 16 one-to-four family residential real estate loans in the process of foreclosure totaling $1.4 million. As of December 31, 2022, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling $0.2 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEPOSITS

The Company’s deposits are summarized below:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Noninterest-bearing deposits	$1,125,823	$994,954
Interest-bearing deposits:
Interest-bearing demand	1,181,187	1,139,150
Money market	730,652	555,425
Savings	657,506	634,527
Time	469,355	262,968
Total interest-bearing deposits	3,038,700	2,592,070
Total deposits	$4,164,523	$3,587,024

Money market account deposits included $50.0 million and time deposits included $1.0 million of brokered deposits as of June 30, 2023. There were no brokered deposits as of December 31, 2022. Interest-bearing demand deposits included $41.6 million of reciprocal transaction deposits as of June 30, 2023. Money market deposits included $11.7 million and $1.7 million of reciprocal transaction deposits as of June 30, 2023 and December 31, 2022, respectively. Time deposits included $38.8 million and $1.6 million of reciprocal time deposits as of June 30, 2023, and December 31, 2022, respectively.

The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $78.7 million and $27.2 million as of June 30, 2023 and December 31, 2022, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $236.8 million and $92.6 million as of June 30, 2023 and December 31, 2022, respectively.

The components of interest expense on deposits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Interest-bearing demand	$683	$144	$1,141	$286
Money market	1,516	110	2,451	231
Savings	189	52	367	102
Time	1,935	200	2,738	456
Total interest expense on deposits	$4,323	$506	$6,697	$1,075

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS

Eight subsidiary business trusts of the Company have issued floating rate capital securities (“capital securities”) which are guaranteed by the Company. Three of these (Town and Country Statutory Trust II, Town and Country Statutory Trust III, and West Plains Investors Statutory Trust I) were acquired by the Company as part of its acquisition of Town and Country.

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

In accordance with GAAP, the trusts are not consolidated in the Company’s financial statements.

The face values and carrying values of the junior subordinated debentures are summarized as follows:

		Carrying Value
	Face Value	June 30, 2023	December 31, 2022

	(dollars in thousands)
Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155	5,155
FFBI Capital Trust I	7,217	7,217	7,217
National Bancorp Statutory Trust I	5,773	4,821	4,788
Town and Country Statutory Trust II	4,124	4,415	—
Town and Country Statutory Trust III	7,732	7,572	—
West Plains Investors Statutory Trust I	3,093	2,960	—
Total	$53,714	$52,760	$37,780

The interest rates on the junior subordinated debentures are variable, reset quarterly, and are equal to the three-month LIBOR, as determined on the LIBOR Determination Date immediately preceding the Distribution Payment Date specific to each junior subordinated debenture, plus a fixed percentage. Beginning in July 2023, the three-month LIBOR index was replaced by the three-month term SOFR index plus a spread adjustment.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable		June 30,	December 31,	Maturity
	Interest Rate		2023	2022	Date
Heartland Bancorp, Inc. Capital Trust B	LIBOR plus	2.75%	8.01%	6.83%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	LIBOR plus	1.53	7.08	6.30	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	LIBOR plus	1.35	6.90	6.12	September 15, 2037
FFBI Capital Trust I	LIBOR plus	2.80	8.06	6.88	April 6, 2034
National Bancorp Statutory Trust I	LIBOR plus	2.90	8.45	7.67	December 15, 2037
Town and Country Statutory Trust II	LIBOR plus	2.79	8.30	N/A	March 17, 2034
Town and Country Statutory Trust III	LIBOR plus	1.68	7.23	N/A	March 22, 2037
West Plains Investors Statutory Trust I	LIBOR plus	1.45	7.00	N/A	June 15, 2037

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

Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of June 30, 2023 and 2022, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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

The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	June 30, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

(dollars in thousands)
Fair value recorded in other assets	$17,000	$587	$17,000	$629

As of June 30, 2023, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of June 30, 2023 and December 31, 2022, counterparties had cash pledged and held on deposit by the Company of $0.6 million and $0.6 million, respectively.

The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified	Amounts of gross gain (loss)
from accumulated other	reclassified from accumulated
comprehensive income (loss) to income	other comprehensive income (loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Designated as cash flow hedges:	(dollars in thousands)
Junior subordinated debentures interest expense	$109	$(67)	$203	$(163)

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

The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	June 30, 2023		December 31, 2022
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(dollars in thousands)
Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	105,954	8,053	106,995	6,981
Total fair value recorded in other assets	$105,954	$8,053	$106,995	$6,981

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$105,954	$(8,053)	$106,995	$(6,981)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$105,954	$(8,053)	$106,995	$(6,981)

As of June 30, 2023, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2023 and 2035.

The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Not designated as hedging instruments:	(dollars in thousands)
Gross gains	$1,703	$4,681	$4,440	$10,094
Gross losses	(1,703)	(4,681)	(4,440)	(10,094)
Net gains (losses)	$—	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Three Months Ended June 30, 2023
Balance, March 31, 2023	$(52,668)	$(9,596)	$89	$(62,175)
Other comprehensive income (loss) before reclassifications	(12,638)	—	201	(12,437)
Reclassifications	200	475	(109)	566
Other comprehensive income (loss), before tax	(12,438)	475	92	(11,871)
Income tax expense (benefit)	(3,546)	135	27	(3,384)
Other comprehensive income (loss), after tax	(8,892)	340	65	(8,487)
Balance, June 30, 2023	$(61,560)	$(9,256)	$154	$(70,662)

Three Months Ended June 30, 2022
Balance, March 31, 2022	$(24,794)	$(11,048)	$(258)	$(36,100)
Other comprehensive income (loss) before reclassifications	(24,151)	—	149	(24,002)
Reclassifications	—	549	67	616
Other comprehensive income (loss), before tax	(24,151)	549	216	(23,386)
Income tax expense (benefit)	(6,884)	157	61	(6,666)
Other comprehensive income (loss), after tax	(17,267)	392	155	(16,720)
Balance, June 30, 2022	$(42,061)	$(10,656)	$(103)	$(52,820)

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unrealized Gains (Losses)
	on Debt Securities
	Available-for-Sale	Held-to-Maturity	Derivatives	Total

	(dollars in thousands)
Six Months Ended June 30, 2023
Balance, December 31, 2022	$(61,998)	$(9,946)	$185	$(71,759)
Other comprehensive income (loss) before reclassifications	(1,195)	—	161	(1,034)
Reclassifications	1,807	965	(203)	2,569
Other comprehensive income (loss), before tax	612	965	(42)	1,535
Income tax expense (benefit)	174	275	(11)	438
Other comprehensive income (loss), after tax	438	690	(31)	1,097
Balance, June 30, 2023	$(61,560)	$(9,256)	$154	$(70,662)

Six Months Ended June 30, 2022
Balance, December 31, 2021	$5,736	$(3,514)	$(751)	$1,471
Transfer from available-for-sale to held-to-maturity	7,664	(7,664)	—	—
Other comprehensive income (loss) before reclassifications	(77,573)	—	743	(76,830)
Reclassifications	—	730	163	893
Other comprehensive income (loss), before tax	(77,573)	730	906	(75,937)
Income tax expense (benefit)	(22,112)	208	258	(21,646)
Other comprehensive income (loss), after tax	(55,461)	522	648	(54,291)
Balance, June 30, 2022	$(42,061)	$(10,656)	$(103)	$(52,820)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Numerator:
Net income	$18,473	$14,085	$27,681	$27,689
Earnings allocated to participating securities	(11)	(17)	(16)	(34)
Numerator for earnings per share - basic and diluted	$18,462	$14,068	$27,665	$27,655

Denominator:
Weighted average common shares outstanding	31,980,133	28,891,202	31,481,439	28,938,634
Dilutive effect of outstanding restricted stock units	99,850	53,674	84,981	48,688
Weighted average common shares outstanding, including all dilutive potential shares	32,079,983	28,944,876	31,566,420	28,987,322

Earnings per share - Basic	$0.58	$0.49	$0.88	$0.96
Earnings per share - Diluted	$0.58	$0.49	$0.88	$0.95

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

The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Restricted stock units	$317	$234	$594	$842
Performance restricted stock units	117	118	357	411
Total awards classified as equity	434	352	951	1,253
Stock appreciation rights	(47)	7	(46)	(16)
Total stock-based compensation expense	$387	$359	$905	$1,237

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

During the six months ended June 30, 2023 and 2022, the total grant date fair value of the restricted stock units granted was $1.0 million and $0.9 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock that vested during the six months ended June 30, 2023 and 2022 was $1.1 million and $0.7 million, respectively.

The following is a summary of restricted stock unit activity:

	Three Months Ended June 30,
	2023		2022
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	129,422	$19.58	120,631	$17.98
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	129,422	$19.58	120,631	$17.98

	Six Months Ended June 30,
	2023		2022
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	139,986	$18.01	109,244	$17.27
Granted	41,847	22.72	46,312	19.11
Vested	(51,693)	17.91	(34,925)	17.26
Forfeited	(718)	16.58	—	—
Ending balance	129,422	$19.58	120,631	$17.98

As of June 30, 2023, unrecognized compensation cost related to the non-vested restricted stock units was $1.6 million. This cost is expected to be recognized over the weighted average remaining service period of 1.8 years.

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

During the six months ended June 30, 2023 and 2022, the total fair value of the performance restricted stock units granted was $0.4 million and $0.5 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date.

The following is a summary of performance restricted stock unit activity:

	Three Months Ended June 30,
	2023		2022
		Weighted		Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	79,097	$18.25	62,067	$17.02
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	79,097	$18.25	62,067	$17.02

	Six months ended June 30,
	2023		2022
		Weighted		Weighted
	Performance	Average	Performance	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Beginning balance	62,067	$17.02	38,344	$15.72
Granted	17,030	22.72	23,723	19.14
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	79,097	$18.25	62,067	$17.02

As of June 30, 2023, unrecognized compensation cost related to non-vested performance restricted stock units was $0.5 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.7 years.

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

The following is a summary of stock appreciation rights activity:

	Three Months Ended June 30,
	2023		2022
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	91,800	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,440	$16.32	91,800	$16.32

	Six Months Ended June 30,
	2023		2022
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	97,920	$16.32
Granted	—	—	—	—
Exercised	—	—	(6,120)	16.32
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,440	$16.32	91,800	$16.32

A further summary of stock appreciation rights as of June 30, 2023, is as follows:

			Weighted Average
	Stock Appreciation Rights		Remaining
Grant Date Assigned Values	Outstanding	Exercisable	Contractual Term
$ 16.32	73,440	67,320	6.2	years

As of June 30, 2023, unrecognized compensation cost related to non-vested stock appreciation rights was $6 thousand.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2023 and December 31, 2022, the liability recorded for outstanding stock appreciation rights was $0.4 million and $0.5 million, respectively. The Company used an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.06%	3.95%
Expected volatility	37.35%	36.54%
Expected life (in years)	6.2	6.7
Expected dividend yield	3.69%	3.27%

As of June 30, 2023, the liability recorded for previously exercised stock appreciation rights was $0.2 million, which will be paid in one remaining annual installment in 2024. As of December 31, 2022, the liability recorded for previously exercised stock appreciation rights was $0.5 million.

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

Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of June 30, 2023 and December 31, 2022, the capital conservation buffer was 2.5% of risk-weighted assets.

As of June 30, 2023, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$575,030	15.03%	$306,067	8.00%	N/A	N/A
Heartland Bank and Trust Company	566,196	14.82	305,541	8.00	$381,926	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$501,898	13.12%	$229,551	6.00%	N/A	N/A
Heartland Bank and Trust Company	532,499	13.94	229,156	6.00	$305,541	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$450,752	11.78%	$172,163	4.50%	N/A	N/A
Heartland Bank and Trust Company	532,499	13.94	171,867	4.50	$248,252	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$501,898	10.07%	$199,442	4.00%	N/A	N/A
Heartland Bank and Trust Company	532,499	10.69	199,201	4.00	$249,001	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$516,556	16.27%	$254,052	8.00%	N/A	N/A
Heartland Bank and Trust Company	489,316	15.43	253,643	8.00	$317,054	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$451,828	14.23%	$190,539	6.00%	N/A	N/A
Heartland Bank and Trust Company	463,983	14.63	190,233	6.00	$253,643	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	$415,213	13.07%	$142,904	4.50%	N/A	N/A
Heartland Bank and Trust Company	463,983	14.63	142,674	4.50	$206,085	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	$451,828	10.48%	$172,427	4.00%	N/A	N/A
Heartland Bank and Trust Company	463,983	10.78	172,240	4.00	$215,300	5.00%

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements is summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023. There were no transfers between levels during the three and six months ended June 30, 2023 and 2022. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following tables present the balances of the assets measured at fair value on a recurring basis:

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$155,140	$—	$—	$155,140
U.S. government agency	—	52,424	—	52,424
Municipal	—	244,055	—	244,055
Mortgage-backed:
Agency residential	—	189,550	—	189,550
Agency commercial	—	130,886	—	130,886
Corporate	—	50,733	—	50,733
Equity securities with readily determinable fair values	3,152	—	—	3,152
Mortgage servicing rights	—	—	20,133	20,133
Derivative financial assets	—	8,640	—	8,640
Derivative financial liabilities	—	8,053	—	8,053

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Debt securities available-for-sale:
U.S. Treasury	$154,515	$—	$—	$154,515
U.S. government agency	—	55,157	—	55,157
Municipal	—	243,829	—	243,829
Mortgage-backed:
Agency residential	—	195,441	—	195,441
Agency commercial	—	132,888	—	132,888
Corporate	—	61,694	—	61,694
Equity securities with readily determinable fair values	3,029	—	—	3,029
Mortgage servicing rights	—	—	10,147	10,147
Derivative financial assets	—	7,610	—	7,610
Derivative financial liabilities	—	6,981	—	6,981

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2022 to June 30, 2023.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

June 30, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$20,133	Discounted cash flows	Constant pre-payment rates (CPR)	6.8% to 39.4% (8.0%)
			Discount rate	9.0% to 23.4% (9.6%)

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$10,147	Discounted cash flows	Constant pre-payment rates (CPR)	5.3% to 59.7% (8.2%)
			Discount rate	9.0% to 11.7% (9.3%)

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$8,829	$—	$8,829
Collateral-dependent loans	—	—	32,767	32,767
Bank premises held for sale	—	—	35	35
Foreclosed assets	—	—	3,080	3,080

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(dollars in thousands)
Loans held for sale	$—	$615	$—	$615
Collateral-dependent loans	—	—	17,460	17,460
Bank premises held for sale	—	—	235	235
Foreclosed assets	—	—	3,030	3,030

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

June 30, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$32,767	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	35	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,080	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$17,460	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	235	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,030	Appraisal	Appraisal adjustments	7% (7%)

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

HBT FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

	Fair Value	June 30, 2023		December 31, 2022
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$109,808	$109,808	$114,159	$114,159
Debt securities held-to-maturity	Level 2	533,231	469,921	541,600	478,801
Restricted stock	Level 3	11,345	11,345	7,965	7,965
Loans, net	Level 3	3,206,841	3,143,481	2,594,920	2,566,930
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,165	1,165
Accrued interest receivable	Level 2	19,900	19,900	19,506	19,506

Financial liabilities:
Time deposits	Level 3	469,355	457,327	262,968	253,619
Securities sold under agreements to repurchase	Level 2	38,729	38,729	43,081	43,081
Subordinated notes	Level 3	39,435	32,481	39,395	37,205
Junior subordinated debentures	Level 3	52,760	41,993	37,780	37,030
Accrued interest payable	Level 2	2,386	2,386	1,363	1,363

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

Such commitments and conditional obligations were as follows:

	Contractual Amount
	June 30, 2023	December 31, 2022

	(dollars in thousands)
Commitments to extend credit	$860,390	$756,885
Standby letters of credit	19,053	17,785

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

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $4.1 million as of June 30, 2023.

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

PLB Investments LLC, John Kuehner, and A.S. Palmer Investments LLC v. Heartland Bank and Trust Company and PNC Bank N.A., In the United States District Court for the Northern District of Illinois, Case No. 1:20-cv-1023 (“Class Action”); and Melanie E. Damian, As Receiver of Today’s Growth Consultant, Inc. (dba The Income Store) v. Heartland Bank and Trust Company and PNC Bank N.A., In the United States District Court for the Northern District of Illinois, Case No. 1:20-cv-7819 (“Receiver’s Action”)

The Bank was a defendant in the purported Class Action lawsuit that was filed on February 12, 2020, in the U.S. District Court for the Northern District of Illinois. The plaintiffs in the Class Action alleged that the Bank negligently enabled and facilitated a fraudulent, Ponzi-like scheme perpetrated by Today’s Growth Consultant, Inc. (dba The Income Store) (“TGC”). Additionally, the Receiver for TGC filed the Receiver’s Action on December 30, 2020, in the U.S. District Court for the Northern District of Illinois, with similar allegations.

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

Definitive settlement agreements reflecting the terms of the agreement in principle have been executed and notice to TGC’s investor claimants have been delivered. Motions for final, non-appealable approvals of the settlement agreements and for entry of a bar order were granted and are pending entry of final written order by  the Court (“Final Written Order”). The Class Action has been voluntarily dismissed.

The proposed settlements do not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the Class Action and Receiver’s Action. The Bank agreed in principle to the settlements to avoid the cost, risks and distraction of continued litigation. The Company believes the settlements are in the best interests of the Company and its shareholders.

Accordingly, the Bank had a $13.0 million accrual related to these matters as of June 30, 2023 and December 31, 2022. The Bank’s insurer has agreed to reimburse $7.4 million of the settlement payment which was recorded as an insurance recovery receivable as of June 30, 2023 and December 31, 2022. The estimated net settlement amount of $5.6 million was included in other noninterest expense in the consolidated statements of income during the fourth quarter of 2022. The settlement payments will be made within two weeks of the date of the Final Written Order of the Court.

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

On May 15, 2023, the Bank reached an agreement in principle to settle both the DeBaere, et al and Miller, et al cases in which the Bank would make one-time cash payments totaling $3.4 million, without admitting fault, to release the Bank from further liability and claims in both the cases. If the proposed settlement agreements are approved by the Court and are not subject to appeal, the Bank will make one-time cash payments totaling $3.4 million.

The proposed settlements do not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the DeBaere, et al and Miller, et al cases. The Bank has agreed in principle to the settlements to avoid the cost, risks and distraction of continued litigation. The Company believes the proposed settlements are in the best interests of the Company and its shareholders.

Accordingly, the Bank had in the aggregate a $3.4 million and $2.6 million accrual related to these matters as of June 30, 2023 and December 31, 2022, respectively. An initial $2.6 million accrual was recognized in other noninterest expense during the fourth quarter of 2022, reflecting management’s best estimate at that time, and an additional $0.8 million accrual was recognized in other noninterest expense during the second quarter of 2023 following the agreement in principle to settle both the DeBaere, et al and Miller, et al cases.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.

The following is management’s discussion and analysis of the financial condition as of June 30, 2023 (unaudited), as compared with December 31, 2022, and the results of operations for the three and six months ended June 30, 2023 and 2022 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023. Results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results to be attained for the year ended December 31, 2023 or for any other period.

OVERVIEW

HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of business, commercial, wealth management, and retail banking products and services to businesses, families, and local governments throughout Illinois and Eastern Iowa. As of June 30, 2023, the Company had total assets of $5.0 billion, loans held for investment of $3.2 billion, and total deposits of $4.2 billion.

Market Area

As of June 30, 2023, our branch network included 67 full-service branch locations throughout Illinois and Eastern Iowa. We hold a leading deposit share in many of our Central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	June 30, 2023		December 31, 2022
	Loans	Deposits	Loans	Deposits

	(dollars in thousands)
Central	$1,642,456	$2,862,138	$1,024,015	$2,239,030
Chicago MSA	1,305,872	1,186,925	1,294,327	1,216,423
Illinois	2,948,328	4,049,063	2,318,342	3,455,453
Iowa	296,327	115,460	301,911	131,571
Total	$3,244,655	$4,164,523	$2,620,253	$3,587,024

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

Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million. Goodwill of $30.6 million was recorded in the acquisition. Acquisition-related expenses were $0.6 million and $13.7 million for the three and six months ended June 30, 2023, respectively, which includes the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses during the first quarter of 2023.

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

Credit Trends

We focus on originating loans with appropriate risk/reward profiles. We have a detailed loan policy that guides our overall loan origination philosophy and a well-established loan approval process that requires experienced credit officers to approve larger loan relationships. Although we believe our loan approval and credit review processes are strengths that allow us to maintain a high-quality loan portfolio, we recognize that credit trends in the markets in which we operate and in our loan portfolio can materially impact our financial condition and performance and that these trends are primarily driven by the economic conditions in our markets.

Competition

Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks in all our markets and, to a lesser extent, with money center banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies, FinTechs and other financial institutions operating within the areas we serve. We compete by emphasizing personalized service and efficient decision-making tailored to individual needs. We do not rely on any individual, group, or entity for a material portion of our loans or our deposits. We continue to see significant competitive pressure on loan rates and terms, as well as deposit pricing, which may affect our financial results in the future.

Digital Banking

Throughout the banking industry, in-person branch traffic is expected to continue to decline as more customers turn to digital banking for routine banking transactions. The COVID-19 pandemic accelerated this transition, and in-person branch traffic is not expected to return to pre-pandemic levels. Additionally, widespread adoption of faster payment and instant payment technologies could require us to substantially increase our expenditures on technology infrastructure, increase our regulatory compliance costs, and adversely impact the stability of our deposit base. We plan to continue investing in our digital banking platforms, while maintaining an appropriately sized branch network. An inability to meet evolving customer expectations, with the appropriate level of security, for both digital and in-person banking may adversely affect our financial results in the future.

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

RESULTS OF OPERATIONS

Overview of Recent Financial Results

The following table presents selected financial results and measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands, except per share amounts)
Total interest and dividend income	$56,768	$35,757	$108,547	$69,092
Total interest expense	7,896	1,384	12,838	2,791
Net interest income	48,872	34,373	95,709	66,301
Provision for credit losses	(230)	145	5,980	(439)
Net interest income after provision for credit losses	49,102	34,228	89,729	66,740
Total noninterest income	9,914	8,551	17,351	18,594
Total noninterest expense	33,973	23,842	69,906	47,999
Income before income tax expense	25,043	18,937	37,174	37,335
Income tax expense	6,570	4,852	9,493	9,646
Net income	$18,473	$14,085	$27,681	$27,689

Adjusted net income (1)	$18,772	$13,836	$38,631	$26,063

Net interest income (tax-equivalent basis) (1) (2)	$49,587	$34,971	$97,126	$67,428

Share and Per Share Information
Earnings per share - Diluted	$0.58	$0.49	$0.88	$0.95
Adjusted earnings per share - Diluted (1)	0.58	0.48	1.22	0.90

Weighted average shares of common stock outstanding	31,980,133	28,891,202	31,481,439	28,938,634

Summary Ratios
Net interest margin *	4.16%	3.34%	4.18%	3.21%
Net interest margin (tax-equivalent basis) * (1) (2)	4.22	3.39	4.24	3.26
Yield on loans *	5.97	4.64	5.89	4.54
Yield on interest-earning assets *	4.83	3.47	4.74	3.34
Cost of interest-bearing liabilities *	0.95	0.20	0.80	0.20
Cost of total deposits *	0.41	0.05	0.33	0.06
Cost of funds *	0.71	0.14	0.59	0.14

Efficiency ratio	56.57%	54.97%	60.74%	55.96%
Efficiency ratio (tax-equivalent basis) (1) (2)	55.89	54.22	59.99	55.23

Return on average assets *	1.49%	1.32%	1.15%	1.29%
Return on average stockholders' equity *	16.30	14.92	12.73	14.23
Return on average tangible common equity * (1)	19.91	16.25	15.31	15.45

Adjusted return on average assets * (1)	1.51%	1.29%	1.60%	1.22%
Adjusted return on average stockholders' equity * (1)	16.57	14.66	17.77	13.40
Adjusted return on average tangible common equity * (1)	20.23	15.96	21.36	14.55

*       Annualized measure.

(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

For the three months ended June 30, 2023, net income was $18.5 million, increasing by $4.4 million, or 31.2%, when compared to net income for the three months ended June 30, 2022. Notable changes include the following:

●	A $14.5 million increase in net interest income, primarily attributable to higher yields on interest-earning assets and the increase in average interest-earning assets following the Town and Country merger;
●	Town and Country acquisition-related expenses totaled $0.6 million during the second quarter of 2023 which were not present in the second quarter of 2022 results;
●	Excluding Town and Country acquisition-related expenses, noninterest expense increased by $9.5 million primarily due to the addition of Town and Country’s operations as well as $0.8 million of legal fees and a $0.8 million accrual related to pending legal matters previously disclosed and incurred during the second quarter of 2023 which were not present in the second quarter of 2022 results. Settlements have been reached with plaintiffs in these matters which are now pending final court approval; and
●	A $1.4 million increase in noninterest income, primarily attributable to the Town and Country merger with a $0.6 million increase in mortgage servicing income, a $0.2 million increase in card income, and a $0.1 million increase in service charges on deposit accounts.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

For the six months ended June 30, 2023, net income was $27.7 million, nearly unchanged when compared to net income for the six months ended June 30, 2022. Notable changes include the following:

●	A $29.4 million increase in net interest income, primarily attributable to higher yields on interest-earning assets and the increase in average interest-earning assets following the Town and Country merger;
●	Town and Country acquisition-related expenses totaled $13.7 million during the six months ended June 30, 2023, including the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses;
●	Realized losses on sales of securities totaled $1.0 million during the six months ended June 30, 2023, as the vast majority of the securities acquired from Town and Country were sold with the sales proceeds used to reduce FHLB borrowings; and
●	Excluding Town and Country acquisition-related expenses, noninterest expense increased by $14.1 million primarily due to the addition of Town and Country’s operations as well as $0.8 million of legal fees and a $0.8 million accrual related to pending legal matters previously disclosed and incurred during the second quarter of 2023 which were not present in the 2022 results. Settlements have been reached with plaintiffs in these matters which are now pending final court approval.

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

The following tables set forth average balances, average yields and costs, and certain other information for the three and six months ended June 30, 2023 and 2022. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$3,238,774	$48,189	5.97%	$2,467,851	$28,522	4.64%
Securities	1,384,180	7,680	2.23	1,422,096	6,801	1.92
Deposits with banks	84,366	781	3.71	240,692	420	0.70
Other	8,577	118	5.52	2,809	14	2.07
Total interest-earning assets	4,715,897	$56,768	4.83%	4,133,448	$35,757	3.47%
Allowance for credit losses	(39,484)			(24,579)
Noninterest-earning assets	299,622			177,433
Total assets	$4,976,035			$4,286,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,224,285	$683	0.22%	$1,159,077	$144	0.05%
Money market	675,530	1,516	0.90	582,016	110	0.08
Savings	687,014	189	0.11	661,661	52	0.03
Time	447,146	1,935	1.74	284,880	200	0.28
Total interest-bearing deposits	3,033,975	4,323	0.57	2,687,634	506	0.08
Securities sold under agreements to repurchase	34,170	34	0.40	51,057	8	0.07
Borrowings	173,040	2,189	5.07	440	1	1.34
Subordinated notes	39,424	469	4.78	39,346	469	4.79
Junior subordinated debentures issued to capital trusts	52,752	881	6.70	37,738	400	4.26
Total interest-bearing liabilities	3,333,361	$7,896	0.95%	2,816,215	$1,384	0.20%
Noninterest-bearing deposits	1,145,089			1,072,883
Noninterest-bearing liabilities	43,080			18,673
Total liabilities	4,521,530			3,907,771
Stockholders' Equity	454,505			378,531
Total liabilities and stockholders’ equity	$4,976,035			$4,286,302

Net interest income/Net interest margin (1)		$48,872	4.16%		$34,373	3.34%
Tax-equivalent adjustment (2)		715	0.06		598	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$49,587	4.22%		$34,971	3.39%
Net interest rate spread (4)			3.88%			3.27%
Net interest-earning assets (5)	$1,382,536			$1,317,233
Ratio of interest-earning assets to interest-bearing liabilities	1.41			1.47
Cost of total deposits			0.41%			0.05%
Cost of funds			0.71			0.14

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Balance	Interest	Yield/Cost *	Balance	Interest	Yield/Cost *

	(dollars in thousands)
ASSETS
Loans	$3,126,173	$91,300	5.89%	$2,487,320	$55,990	4.54%
Securities	1,397,821	15,493	2.24	1,372,284	12,490	1.84
Deposits with banks	88,343	1,520	3.47	305,053	579	0.38
Other	8,004	234	5.89	2,775	33	2.43
Total interest-earning assets	4,620,341	$108,547	4.74%	4,167,432	$69,092	3.34%
Allowance for credit losses	(36,410)			(24,340)
Noninterest-earning assets	287,314			171,624
Total assets	$4,871,245			$4,314,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,227,447	$1,141	0.19%	$1,151,495	$286	0.05%
Money market	655,182	2,451	0.75	590,098	231	0.08
Savings	698,375	367	0.11	655,645	102	0.03
Time	402,212	2,738	1.37	297,706	456	0.31
Total interest-bearing deposits	2,983,216	6,697	0.45	2,694,944	1,075	0.08
Securities sold under agreements to repurchase	36,879	72	0.39	52,050	17	0.07
Borrowings	143,632	3,486	4.89	470	2	1.01
Subordinated notes	39,414	939	4.81	39,335	939	4.82
Junior subordinated debentures issued to capital trusts	50,183	1,644	6.61	37,730	758	4.05
Total interest-bearing liabilities	3,253,324	$12,838	0.80%	2,824,529	$2,791	0.20%
Noninterest-bearing deposits	1,133,292			1,075,387
Noninterest-bearing liabilities	46,181			22,466
Total liabilities	4,432,797			3,922,382
Stockholders' Equity	438,448			392,334
Total liabilities and stockholders’ equity	$4,871,245			4,314,716

Net interest income/Net interest margin (1)		$95,709	4.18%		$66,301	3.21%
Tax-equivalent adjustment (2)		1,417	0.06		1,127	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$97,126	4.24%		$67,428	3.26%
Net interest rate spread (4)			3.94%			3.14%
Net interest-earning assets (5)	$1,367,017			$1,342,903
Ratio of interest-earning assets to interest-bearing liabilities	1.42			1.48
Cost of total deposits			0.33%			0.06%
Cost of funds			0.59			0.14

*       Annualized measure.

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		Yield		Yield		Yield		Yield
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Contractual interest	$45,897	5.69%	$25,738	4.20%	$86,873	5.60%	$50,480	4.10%
Loan fees (excluding PPP loans)	1,184	0.15	1,124	0.18	2,290	0.15	2,279	0.18
PPP loan fees	—	—	642	0.10	1	—	1,381	0.11
Accretion of acquired loan discounts	1,008	0.12	323	0.05	1,821	0.12	443	0.04
Nonaccrual interest recoveries	100	0.01	695	0.11	315	0.02	1,407	0.11
Total loan interest income	$48,189	5.97%	$28,522	4.64%	$91,300	5.89%	$55,990	4.54%

*       Annualized measure.

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		Net Interest		Net Interest		Net Interest		Net Interest
		Margin		Margin		Margin		Margin
	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *	Interest	Contribution *

	(dollars in thousands)
Interest income:
Contractual interest on loans	$45,897	3.90%	$25,738	2.50%	$86,873	3.79%	$50,480	2.44%
Loan fees (excluding PPP loans)	1,184	0.10	1,124	0.11	2,290	0.10	2,279	0.11
PPP loan fees	—	—	642	0.06	1	—	1,381	0.07
Accretion of acquired loan discounts	1,008	0.09	323	0.03	1,821	0.08	443	0.02
Nonaccrual interest recoveries	100	0.01	695	0.07	315	0.01	1,407	0.07
Securities	7,680	0.65	6,801	0.66	15,493	0.68	12,490	0.60
Deposits with banks	781	0.07	420	0.04	1,520	0.07	579	0.03
Other	118	0.01	14	—	234	0.01	33	—
Total interest income	56,768	4.83	35,757	3.47	108,547	4.74	69,092	3.34

Interest expense:
Deposits	4,323	0.37	506	0.05	6,697	0.29	1,075	0.04
Other interest-bearing liabilities	3,573	0.30	878	0.08	6,141	0.27	1,716	0.09
Total interest expense	7,896	0.67	1,384	0.13	12,838	0.56	2,791	0.13
Net interest income	48,872	4.16	34,373	3.34	95,709	4.18	66,301	3.21
Tax equivalent adjustment (1)	715	0.06	598	0.05	1,417	0.06	1,127	0.05
Net interest income (tax equivalent) (1) (2)	$49,587	4.22%	$34,971	3.39%	$97,126	4.24%	$67,428	3.26%

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

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

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	vs.			vs.
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$10,243	$9,424	$19,667	$16,363	$18,947	$35,310
Securities	(185)	1,064	879	236	2,767	3,003
Deposits with banks	(427)	788	361	(680)	1,621	941
Other	58	46	104	114	87	201
Total interest-earning assets	9,689	11,322	21,011	16,033	23,422	39,455

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	9	530	539	20	835	855
Money market	21	1,385	1,406	29	2,191	2,220
Savings	2	135	137	7	258	265
Time	171	1,564	1,735	210	2,072	2,282
Total interest-bearing deposits	203	3,614	3,817	266	5,356	5,622
Securities sold under agreements to repurchase	(4)	30	26	(6)	61	55
Borrowings	2,173	15	2,188	3,440	44	3,484
Subordinated notes	1	(1)	—	2	(2)	—
Junior subordinated debentures issued to capital trusts	197	284	481	305	581	886
Total interest-bearing liabilities	2,570	3,942	6,512	4,007	6,040	10,047
Change in net interest income	$7,119	$7,380	$14,499	$12,026	$17,382	$29,408

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Net interest income for the three months ended June 30, 2023 was $48.9 million, increasing $14.5 million, or 42.2%, from the three months ended June 30, 2022. The increase is primarily attributable to higher yields on interest-earning assets and the increase in average interest-earning assets following the Town and Country merger.

Net interest margin increased to 4.16% for the three months ended June 30, 2023, compared to 3.34% for the three months ended June 30, 2022. The increase was primarily attributable to higher yields on interest-earning assets which were partially offset by increased funding costs, driven by significant increases in market rates since early 2022. Additionally, the contribution of acquired loan discount accretion to net interest margin increased to 9 basis points during the three months ended June 30, 2023, from 3 basis points during the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Net interest income for the six months ended June 30, 2023 was $95.7 million, increasing $29.4 million, or 44.4%, from the six months ended June 30, 2022. The increase is primarily attributable to higher yields on interest-earning assets and the increase in average interest-earning assets following the Town and Country merger.

Net interest margin increased to 4.18% for the six months ended June 30, 2023, compared to 3.21% for the six months ended June 30, 2022. The increase was primarily attributable to higher yields on interest-earning assets which were partially offset by increased funding costs, driven by significant increases in market rates since early 2022. Additionally, the contribution of acquired loan discount accretion to net interest margin increased to 8 basis points during the six months ended June 30, 2023, from 2 basis points during the six months ended June 30, 2022.

The quarterly net interest margins were as follows:

	2023	2022
Three months ended:
March 31	4.20%	3.08%
June 30	4.16	3.34
September 30	—	3.65
December 31	—	4.10

In March 2022, the Federal Open Markets Committee (“FOMC”) raised the target range for the federal funds rate to 0.25% to 0.50%, the first rate hike since December 2018. Since March 2022, the FOMC has raised the target range for the federal funds rate several times, setting the target range for the federal funds rate to 5.25% to 5.50% at the July 2023 meeting.

As a result, market interest rates have also risen since March 2022 which has led to improvements in our net interest margin compared to the first half of 2022. These increases in market interest rates have also increased competition for deposits. As a result, deposit and funding costs have increased during 2023 compared to such costs in 2022, and we expect such costs to continue to increase during the remainder of 2023. Additionally, core deposits balances may decrease and be replaced by higher cost funding sources, such as FHLB advances, brokered deposits, or other wholesale funding.

Provision for Credit Losses

The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Provision for credit losses
Loans	$(1,080)	$145	$4,021	$(439)
Unfunded lending-related commitments	650	—	1,159	—
Debt securities	200	—	800	—
Total provision for credit losses	$(230)	$145	$5,980	$(439)

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The Company recorded a negative provision for credit losses of $0.2 million for the second quarter of 2023. The negative provision for credit losses primarily reflects a $1.1 million decrease in specific reserves on individually evaluated loans; a $1.1 million increase in required reserves driven by growth of the loan portfolio and unfunded commitments; a $0.4 million decrease in required reserves resulting from changes in economic factors; a $0.2 million increase in reserves on debt securities available-for-sale, related to one bank subordinated debt security; and net recoveries of $0.1 million.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

In connection with the Town and Country merger, we recognized an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million. Excluding the impact of the Town and Country merger, the remaining provision for credit losses primarily reflects a $1.3 million decrease in specific reserves on individually evaluated loans; the establishment of an allowance for credit losses of $0.8 million on debt securities available-for-sale, related to one bank subordinated debt security; and net recoveries of $0.2 million.

Credit losses are highly dependent on current and forecast economic conditions. Potential deterioration of economic conditions may lead to higher credit losses and adversely impact our financial condition and results of operations. The economic forecasts utilized in estimating the allowance for credit losses on loans and related unfunded commitments include the unemployment rate and changes in GDP as macroeconomic variables, although other economic metrics are considered on a qualitative basis.

Noninterest Income

The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change

	(dollars in thousands)
Card income	$2,905	$2,714	$191	$5,563	$5,118	$445
Wealth management fees	2,279	2,322	(43)	4,617	4,611	6
Service charges on deposit accounts	1,919	1,792	127	3,790	3,444	346
Mortgage servicing	1,254	661	593	2,353	1,319	1,034
Mortgage servicing rights fair value adjustment	141	366	(225)	(483)	2,095	(2,578)
Gains on sale of mortgage loans	373	326	47	649	913	(264)
Realized gains (losses) on sales of securities	—	—	—	(1,007)	—	(1,007)
Unrealized gains (losses) on equity securities	7	(153)	160	(15)	(340)	325
Gains (losses) on foreclosed assets	(97)	(7)	(90)	(107)	33	(140)
Gains (losses) on other assets	109	(43)	152	109	150	(41)
Income on bank owned life insurance	147	41	106	262	81	181
Other noninterest income	877	532	345	1,620	1,170	450
Total noninterest income	$9,914	$8,551	$1,363	$17,351	$18,594	$(1,243)

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Total noninterest income for the three months ended June 30, 2023, was $9.9 million, an increase of $1.4 million, or 15.9%, from the three months ended June 30, 2022. Notable changes in noninterest income include the following:

●	A $0.6 million increase in mortgage servicing revenue, primarily due to the addition of the Town and Country servicing portfolio which nearly doubled the size of our existing mortgage servicing portfolio;
●	A $0.2 million change in the mortgage servicing rights fair value adjustment, primarily due to changes in prepayment assumptions utilized in the valuations;
●	A $0.2 million increase in card income, mostly attributable to debit card activity on deposit accounts acquired from Town and Country; and
●	A $0.1 million gain on sale of branch premise held for sale recognized during the second quarter of 2023 compared to a $18 thousand loss on sale of branch premise held for sale recognized during the second quarter of 2022.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Total noninterest income for the six months ended June 30, 2023, was $17.4 million, a decrease of $1.2 million, or 6.7%, from the six months ended June 30, 2022. Notable changes in noninterest income include the following:

●	A $2.6 million change in the mortgage servicing rights fair value adjustment, primarily due to changes in prepayment assumptions utilized in the valuations;
●	The vast majority of the securities portfolio acquired from Town and Country was sold during the first quarter of 2023, with the sales proceeds used to reduce FHLB borrowings. Net losses of $1.0 million were realized on the sales;
●	A $1.0 million increase in mortgage servicing revenue, primarily due to the addition of the Town and Country servicing portfolio which nearly doubled the size of our existing mortgage servicing portfolio; and
●	A $0.4 million increase in card income, mostly attributable to debit card activity on deposit accounts acquired from Town and Country.

Noninterest Expense

The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change

	(dollars in thousands)
Salaries	$16,660	$12,936	$3,724	$36,071	$25,737	$10,334
Employee benefits	2,707	1,984	723	5,042	4,428	614
Occupancy of bank premises	2,785	1,741	1,044	4,887	3,801	1,086
Furniture and equipment	809	623	186	1,468	1,175	293
Data processing	2,883	1,990	893	7,206	3,643	3,563
Marketing and customer relations	1,359	1,205	154	2,195	2,056	139
Amortization of intangible assets	720	245	475	1,230	490	740
FDIC insurance	630	298	332	1,193	586	607
Loan collection and servicing	348	278	70	626	435	191
Foreclosed assets	97	31	66	158	163	(5)
Other noninterest expense	4,975	2,511	2,464	9,830	5,485	4,345
Total noninterest expense	$33,973	$23,842	$10,131	$69,906	$47,999	$21,907

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Total noninterest expense for the three months ended June 30, 2023, was $34.0 million, an increase of $10.1 million, or 42.5%, from the three months ended June 30, 2022. Notable changes in noninterest expense include the following:

●	Town and Country acquisition-related noninterest expenses totaled $0.6 million during the three months ended June 30, 2023;
●	Excluding Town and Country acquisition-related expenses, the $9.5 million increase in noninterest expense was primarily attributable to the addition of Town and Country’s operations, primarily related to personnel costs, occupancy of bank premises, and data processing; and
●	Legal fees of $0.8 million and accruals of $0.8 million related to pending legal matters previously disclosed were incurred during the second quarter of 2023 which were not present in the second quarter of 2022 results. Settlements have been reached with plaintiffs in these matters which are now pending final court approval.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Total noninterest expense for the six months ended June 30, 2023, was $69.9 million, an increase of $21.9 million, or 45.6%, from the six months ended June 30, 2022. Notable changes in noninterest expense include the following:

●	Town and Country acquisition-related noninterest expenses totaled $7.8 million, including $3.6 million in salaries, $2.0 million in data processing, and $2.0 million in legal, professional, and other noninterest expenses;
●	Excluding Town and Country acquisition-related expenses, the $14.1 million increase in noninterest expense was primarily attributable to the addition of Town and Country’s operations, primarily related to personnel costs, occupancy of bank premises, and data processing; and
●	Legal fees of $0.8 million and accruals of $0.8 million related to pending legal matters previously disclosed were incurred during the six months ended June 30, 2023 which were not present in the 2022 results. Settlements have been reached with plaintiffs in these matters which are now pending final court approval.

Income Taxes

During the three months ended June 30, 2023 and 2022, we recorded income tax expense of $6.6 million, or an effective tax rate of 26.2%, and $4.9 million, or an effective tax rate of 25.6%, respectively. During the six months ended June 30, 2023 and 2022, we recorded income tax expense of $9.5 million, or an effective tax rate of 25.5%, and $9.6 million, or an effective tax rate of 25.8%, respectively. The fluctuations in effective tax rate are primarily attributable to changes in the proportion of federally tax-exempt interest income to pre-tax income.

FINANCIAL CONDITION

	June 30,	December 31,
	2023	2022	$ Change	% Change

Consolidated Balance Sheet Information	(dollars in thousands, except per share data)
Cash and cash equivalents	$109,808	$114,159	$(4,351)	(3.8)%
Debt securities available-for-sale, at fair value	822,788	843,524	(20,736)	(2.5)
Debt securities held-to-maturity	533,231	541,600	(8,369)	(1.5)
Loans held for sale	8,829	615	8,214	1,335.6

Loans, before allowance for credit losses	3,244,655	2,620,253	624,402	23.8
Less: allowance for credit losses	37,814	25,333	12,481	49.3
Loans, net of allowance for credit losses	3,206,841	2,594,920	611,921	23.6

Goodwill	59,876	29,322	30,554	104.2
Intangible assets, net	22,122	1,070	21,052	1,967.5
Other assets	212,315	161,524	50,791	31.4
Total assets	$4,975,810	$4,286,734	$689,076	16.1%

Total deposits	$4,164,523	$3,587,024	$577,499	16.1%
Securities sold under agreements to repurchase	38,729	43,081	(4,352)	(10.1)
Borrowings	177,572	160,000	17,572	11.0
Subordinated notes	39,435	39,395	40	0.1
Junior subordinated debentures	52,760	37,780	14,980	39.7
Other liabilities	51,939	45,822	6,117	13.3
Total liabilities	4,524,958	3,913,102	611,856	15.6
Total stockholders' equity	450,852	373,632	77,220	20.7
Total liabilities and stockholders' equity	$4,975,810	$4,286,734	$689,076	16.1%

Tangible assets (1)	$4,893,812	$4,256,342	$637,470	15.0%
Tangible common equity (1)	368,854	343,240	25,614	7.5

Core deposits (1)	$4,034,808	$3,559,866	$474,942	13.3%

Share and Per Share Information
Book value per share	$14.15	$12.99
Tangible book value per share (1)	11.58	11.94

Shares of common stock outstanding	31,865,868	28,752,626

Balance Sheet Ratios
Loan to deposit ratio	77.91%	73.05%
Core deposits to total deposits (1)	96.89	99.24
Stockholders' equity to total assets	9.06	8.72
Tangible common equity to tangible assets (1)	7.54	8.06
(1)	See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Total assets were $4.98 billion at June 30, 2023, an increase of $689.1 million, or 16.1%, from December 31, 2022. Notable changes in our consolidated balance sheet include the following:

●	The Town and Country merger added $905.6 million in total assets, $635.4 million in loans held for investment, and $720.4 million in deposits;
●	Following the Town and Country merger, $145.8 million of the securities acquired from Town and Country were sold with the sales proceeds used to reduce FHLB borrowings; and
●	Excluding the impact of the Town and Country merger, total deposits decreased $142.9 million primarily attributable to decreases in balances held in existing retail and business accounts partially offset by a seasonal increase in public fund account balances and the addition of $51.0 million of brokered deposits.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	June 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent

	(dollars in thousands)
Commercial and industrial	$385,768	11.9%	$266,757	10.2%
Commercial real estate - owner occupied	303,522	9.3	218,503	8.3
Commercial real estate - non-owner occupied	882,598	27.2	713,202	27.2
Construction and land development	335,262	10.3	360,824	13.8
Multi-family	375,536	11.6	287,865	11.0
One-to-four family residential	482,442	14.9	338,253	12.9
Agricultural and farmland	259,858	8.0	237,746	9.1
Municipal, consumer, and other	219,669	6.8	197,103	7.5
Loans, before allowance for credit losses	3,244,655	100.0%	2,620,253	100.0%
Allowance for credit losses	(37,814)		(25,333)
Loans, net of allowance for credit losses	$3,206,841		$2,594,920

Loans, before allowance for credit losses were $3.24 billion at June 30, 2023, an increase of $624.4 million, or 23.8%, from December 31, 2022. Excluding the impact of the Town and Country merger, total loans decreased $11.0 million, or 0.4%, with the following notable changes:

●	The decrease in construction and land development loans was generally driven by the completion of a number of sizeable projects that are now amortizing and have been moved into other real estate loan categories, with the largest being a $29.5 million project that moved to the commercial real estate - non-owner occupied category;
●	The increase in commercial and industrial loans was driven by new loan fundings and the purchase of two pools of loans totaling $37.0 million. One pool includes equipment finance loans purchased from a bank that originated the loans through its equipment finance division. These loans are to borrowers across multiple industries and geographic regions. The other pool is a 50% participation in a pool of loans originated by a financial services company with a long-standing history of originating loans to healthcare and professional service borrowers. These loans are to borrowers across multiple geographic regions; and
●	A $12.4 million substandard relationship in the commercial real estate - non-owner occupied category paid off during the second quarter of 2023.

Loan Portfolio Maturities

The following table summarizes the scheduled maturities of the loan portfolio. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

		After 1 Year	After 5 Years
	1 Year	Through	Through	After
June 30, 2023	or Less	5 Years	15 Years	15 Years	Total

	(dollars in thousands)
Commercial and industrial	$206,062	$138,801	$40,905	$—	$385,768
Commercial real estate - owner occupied	32,912	151,057	110,797	8,756	303,522
Commercial real estate - non-owner occupied	96,725	527,267	252,561	6,045	882,598
Construction and land development	167,645	142,462	25,078	77	335,262
Multi-family	30,947	257,063	85,539	1,987	375,536
One-to-four family residential	55,774	183,771	126,342	116,555	482,442
Agricultural and farmland	106,704	107,859	41,354	3,941	259,858
Municipal, consumer, and other	70,928	50,744	71,949	26,048	219,669
Total	$767,697	$1,559,024	$754,525	$163,409	$3,244,655

The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
	Repricing	Repricing	Total	Predetermined
	1 Year	After	Variable	(Fixed)
June 30, 2023	or Less	1 Year	Interest Rates	Interest Rates	Total

	(dollars in thousands)
Commercial and industrial	$41,994	$8,143	$50,137	$129,569	$179,706
Commercial real estate - owner occupied	33,518	42,792	76,310	194,300	270,610
Commercial real estate - non-owner occupied	134,249	32,502	166,751	619,122	785,873
Construction and land development	71,605	2,116	73,721	93,896	167,617
Multi-family	42,397	42,323	84,720	259,869	344,589
One-to-four family residential	85,803	67,667	153,470	273,198	426,668
Agricultural and farmland	6,699	11,205	17,904	135,250	153,154
Municipal, consumer, and other	21,311	19,017	40,328	108,413	148,741
Total	$437,576	$225,765	$663,341	$1,813,617	$2,476,958

Nonperforming Assets

The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

	June 30, 2023	December 31, 2022

	(dollars in thousands)
NONPERFORMING ASSETS
Nonaccrual	$7,534	$2,155
Past due 90 days or more, still accruing (1)	1	1
Total nonperforming loans	7,535	2,156
Foreclosed assets	3,080	3,030
Total nonperforming assets	$10,615	$5,186

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$2,332	$133

Allowance for credit losses	$37,814	$25,333
Loans, before allowance for credit losses	3,244,655	2,620,253

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.17%	0.97%
Allowance for credit losses to nonaccrual loans	501.91	1,175.55
Allowance for credit losses to nonperforming loans	501.84	1,175.00
Nonaccrual loans to loans, before allowance for credit losses	0.23	0.08
Nonperforming loans to loans, before allowance for credit losses	0.23	0.08
Nonperforming assets to total assets	0.21	0.12
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.33	0.20
(1)	Prior to 2023, excludes loans acquired with deteriorated credit quality that are past due 90 or more days and accruing. Such loans totaled $145 thousand as of December 31, 2022.

Total nonperforming assets were $10.6 million at June 30, 2023, increasing by $5.4 million since December 31, 2022. The increase was primarily attributable to the Town and Country merger which added $3.8 million in nonaccrual loans and $0.3 million of foreclosed assets.

Risk Classification of Loans

Our risk classifications of loans were as follows:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Pass	$3,078,457	$2,479,488
Pass-watch	93,442	66,934
Substandard	72,756	73,831
Doubtful	—	—
Total	$3,244,655	$2,620,253

Pass-watch loans increased $26.5 million, or 39.6%, and substandard loans decreased $1.1 million, or 1.5%, from December 31, 2022 to June 30, 2023. The Town and Country merger which added $10.3 million in pass-watch loans and $17.6 million in substandard loans. Additionally, a $12.4 million substandard relationship in the commercial real estate – non-owner occupied category paid off during the second quarter of 2023.

Net Charge-offs and Recoveries

The following table summarizes net charge-offs (recoveries) to average loans, before allowance for credit losses, by loan category.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net charge-offs (recoveries)
Commercial and industrial	$(12)	$(40)	$(31)	$(744)
Commercial real estate - owner occupied	(2)	—	(11)	(100)
Commercial real estate - non-owner occupied	(164)	(5)	(238)	(270)
Construction and land development	(5)	—	(8)	—
Multi-family	—	—	—	—
One-to-four family residential	(33)	(62)	(69)	(214)
Agricultural and farmland	(1)	—	(2)	—
Municipal, consumer, and other	99	26	129	91
Total	$(118)	$(81)	$(230)	$(1,237)

Average loans, before allowance for credit losses
Commercial and industrial	$361,312	$274,696	$343,461	$290,496
Commercial real estate - owner occupied	301,707	223,757	289,036	224,257
Commercial real estate - non-owner occupied	890,857	682,317	852,990	693,092
Construction and land development	359,332	324,806	369,449	320,033
Multi-family	362,038	251,840	351,727	249,319
One-to-four family residential	486,759	327,191	461,007	328,671
Agricultural and farmland	251,050	230,755	239,206	231,486
Municipal, consumer, and other	225,719	152,489	219,297	149,966
Total	$3,238,774	$2,467,851	$3,126,173	$2,487,320

Net charge-offs (recoveries) to average loans, before allowance for credit losses *
Commercial and industrial	(0.01)%	(0.06)%	(0.02)%	(0.52)%
Commercial real estate - owner occupied	—	—	(0.01)	(0.09)
Commercial real estate - non-owner occupied	(0.07)	—	(0.06)	(0.08)
Construction and land development	(0.01)	—	—	—
Multi-family	—	—	—	—
One-to-four family residential	(0.03)	(0.08)	(0.03)	(0.13)
Agricultural and farmland	—	—	—	—
Municipal, consumer, and other	0.18	0.07	0.12	0.12
Total	(0.01)%	(0.01)%	(0.01)%	(0.10)%

*       Annualized measure.

The net charge-offs (recoveries) to average total loans before allowance for credit losses ratio has remained low for several years. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of loan losses, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to reduced loan losses.

Securities

The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of June 30, 2023, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	June 30, 2023
	Available-for-Sale		Held-to-Maturity		Total
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield

	(dollars in thousands)
Due in 1 year or less
U.S. Treasury	$30,094	1.56%	$—	—%	$30,094	1.56%
Municipal	4,509	2.40	2,451	3.72	6,960	2.87
Mortgage-backed:
Agency residential	20	4.14	—	—	20	4.14
Agency commercial	7	8.11	—	—	7	8.11
Total	$34,630	1.67%	$2,451	3.72%	$37,081	1.80%

Due after 1 year through 5 years
U.S. Treasury	$99,526	1.27%	$—	—%	$99,526	1.27%
U.S. government agency	42,381	2.67	10,000	2.18	52,381	2.57
Municipal	66,433	2.04	17,401	3.13	83,834	2.27
Mortgage-backed:
Agency residential	13,344	2.85	8,312	1.62	21,656	2.38
Agency commercial	57,690	1.96	18,818	2.56	76,508	2.11
Corporate	21,906	4.86	—	—	21,906	4.86
Total	$301,280	2.10%	$54,531	2.53%	$355,811	2.16%

Due after 5 years through 10 years
U.S. Treasury	$40,168	1.53%	$—	—%	$40,168	1.53%
U.S. government agency	14,452	2.11	75,340	2.50	89,792	2.44
Municipal	148,590	1.79	17,317	3.46	165,907	1.96
Mortgage-backed:
Agency residential	78,234	2.10	3,662	3.51	81,896	2.16
Agency commercial	49,298	1.70	238,939	1.92	288,237	1.89
Corporate	33,726	4.14	—	—	33,726	4.14
Total	$364,468	2.05%	$335,258	2.15%	$699,726	2.10%

Due after 10 years
U.S. government agency	$—	—%	$3,096	2.83%	$3,096	2.83%
Municipal	53,731	1.85	2,587	3.39	56,318	1.92
Mortgage-backed:
Agency residential	116,872	2.91	88,711	3.66	205,583	3.24
Agency commercial	40,927	2.29	46,597	2.03	87,524	2.15
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$213,530	2.54%	$140,991	3.10%	$354,521	2.76%

Total
U.S. Treasury	$169,788	1.38%	$—	—%	$169,788	1.38%
U.S. government agency	56,833	2.53	88,436	2.48	145,269	2.50
Municipal	273,263	1.87	39,756	3.33	313,019	2.06
Mortgage-backed:
Agency residential	208,470	2.60	100,685	3.49	309,155	2.89
Agency commercial	147,922	1.96	304,354	1.98	452,276	1.97
Corporate	57,632	4.42	—	—	57,632	4.42
Total	$913,908	2.16%	$533,231	2.45%	$1,447,139	2.27%

SOURCES OF FUNDS

Deposits

Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.

The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended June 30,						Percent
	2023			2022			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$1,145,089	27.4%	—%	$1,072,883	28.5%	—%	6.7%
Interest-bearing demand	1,224,285	29.3	0.22	1,159,077	30.8	0.05	5.6
Money market	675,530	16.2	0.90	582,016	15.5	0.08	16.1
Savings	687,014	16.4	0.11	661,661	17.6	0.03	3.8
Total non-maturity deposits	3,731,918	89.3	0.26	3,475,637	92.4	0.04	7.4
Time	447,146	10.7	1.74	284,880	7.6	0.28	57.0
Total deposits	$4,179,064	100.0%	0.41%	$3,760,517	100.0%	0.05%	11.1%

	Six Months Ended June 30,						Percent
	2023			2022			Change in
	Average	Percent of	Weighted	Average	Percent of	Weighted	Average
	Balance	Total Deposits	Average Cost *	Balance	Total Deposits	Average Cost *	Balance

	(dollars in thousands)
Noninterest-bearing	$1,133,292	27.5%	—%	$1,075,387	28.5%	—%	5.4%
Interest-bearing demand	1,227,447	29.8	0.19	1,151,495	30.5	0.05	6.6
Money market	655,182	15.9	0.75	590,098	15.7	0.08	11.0
Savings	698,375	17.0	0.11	655,645	17.4	0.03	6.5
Total non-maturity deposits	3,714,296	90.2	0.21	3,472,625	92.1	0.04	7.0
Time	402,212	9.8	1.37	297,706	7.9	0.31	35.1
Total deposits	$4,116,508	100.0%	0.33%	$3,770,331	100.0%	0.06%	9.2%

*      Annualized measure.

The increase in average deposits balances in 2023 compared to 2022 are primarily attributable to the Town and Country merger which added $576.8 million of non-maturity deposits and $143.6 million in time deposits on February 1, 2023. Recent increases in market interest rates have increased competition for deposits. As a result, we expect  deposit costs to increase during 2023, relative to 2022, and core deposits balances may decrease. Additionally, outgoing core deposits may be replaced by higher cost funding sources, such as FHLB advances, brokered deposits, or other wholesale funding.

The following table sets forth time deposits by remaining maturity as of June 30, 2023:

	3 Months or	Over 3 through	Over 6 through	Over
	Less	6 Months	12 Months	12 Months	Total

	(dollars in thousands)
Time deposits:
Amounts less than $100,000	$37,353	$46,284	$81,220	$67,736	$232,593
Amounts of $100,000 or more but less than $250,000	31,538	36,291	54,412	35,816	158,057
Amounts of $250,000 or more	9,036	23,485	32,569	13,615	78,705
Total time deposits	$77,927	$106,060	$168,201	$117,167	$469,355

As of June 30, 2023 and December 31, 2022, the Bank’s uninsured deposits were estimated to be $824.1 million and $739.0 million, respectively.

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

As of June 30, 2023, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of June 30, 2023, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity

The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of June 30, 2023, the Holding Company had cash and cash equivalents of $6.2 million.

The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Holding Company’s ability to meet its ongoing short-term cash obligations. During the three months ended June 30, 2023 and 2022, the Bank paid $15.0 million and $6.0 million in dividends to the Holding Company, respectively. During the six months ended June 30, 2023 and 2022, the Bank paid $40.0 million and $12.0 million in dividends to the Holding Company, respectively.

The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended June 30, 2023 and 2022, holding company operating expenses consisted of interest expense of $1.4 million and $0.9 million, respectively, and other operating expenses of $1.2 million and $1.0 million, respectively. During the six months ended June 30, 2023 and 2022, holding company operating expenses consisted of interest expense of $2.6 million and $1.7 million, respectively, and other operating expenses of $3.4 million and $2.5 million, respectively.

Additionally, the Holding Company paid $5.5 million and $4.7 million of dividends to stockholders during the three months ended June 30, 2023 and 2022, respectively, and paid $11.0 million and $9.3 million of dividends to stockholders during the six months ended June 30, 2023 and 2022, respectively. The Holding Company also paid $38.0 million in cash consideration in the acquisition of Town and Country during the first quarter of 2023.

As of June 30, 2023, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.

As of June 30, 2023, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of June 30, 2023, the Holding Company had no material commitments for capital expenditures.

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

In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of June 30, 2023 and December 31, 2022, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of June 30, 2023 and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

			For Capital	To Be Well
			Adequacy Purposes	Capitalized Under
	June 30,	December 31,	With Capital	Prompt Corrective
	2023	2022	Conversation Buffer (1)	Action Provisions (2)
Total Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	15.03%	16.27%	10.50%	N/A
Heartland Bank and Trust Company	14.82	15.43	10.50	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	13.12%	14.23%	8.50%	N/A
Heartland Bank and Trust Company	13.94	14.63	8.50	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated HBT Financial, Inc.	11.78%	13.07%	7.00%	N/A
Heartland Bank and Trust Company	13.94	14.63	7.00	6.50%

Tier 1 Capital (to Average Assets)
Consolidated HBT Financial, Inc.	10.07%	10.48%	4.00	N/A
Heartland Bank and Trust Company	10.69	10.78	4.00	5.00%
(1)	The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)	The prompt corrective action provisions are not applicable to bank holding companies.

N/A  Not applicable.

As of June 30, 2023, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.

Cash Dividends

During 2022, the Company paid quarterly cash dividends of $0.16 per share. On January 24, 2023, the Company announced an increase of $0.01 and paid a $0.17 per share dividend during the first and second quarters of 2023.

Stock Repurchase Program

Under the Company’s stock repurchase program, the Company repurchased 229,502 shares of its common stock at a weighted average price of $18.07 during the three months ended June 30, 2023. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2024. As of June 30, 2023, the Company had $9.3 million remaining under the current stock repurchase authorization.

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

Management uses the discounted cash flow method to estimate expected credit losses for all loan categories, except for consumer loans where the weighted average remaining maturity method is utilized. The Company uses regression analysis of historical internal and peer data to determine which macroeconomic variables are most closely correlated with credit losses, such as the unemployment rate and changes in GDP. Management leverages economic projections from a reputable third party to inform its economic forecasts with a reversion to historical averages for periods beyond a reasonable and supportable forecast period.

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
-
Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-
Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	● Total deposits, excluding: - Time deposits of $250,000 or more, and - Brokered deposits	● Provides investors with information regarding the stability of the Company’s sources of funds. ● We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net income	$18,473	$14,085	$27,681	$27,689
Adjustments:
Acquisition expenses (1)	(627)	—	(13,691)	—
Gains (losses) on sales of closed branch premises	75	(18)	75	179
Realized gains (losses) on sales of securities	—	—	(1,007)	—
Mortgage servicing rights fair value adjustment	141	366	(483)	2,095
Total adjustments	(411)	348	(15,106)	2,274
Tax effect of adjustments	112	(99)	4,156	(648)
Less adjustments after tax effect	(299)	249	(10,950)	1,626
Adjusted net income	$18,772	$13,836	$38,631	$26,063

Average assets	$4,976,035	$4,286,302	$4,871,245	$4,314,716

Return on average assets *	1.49%	1.32%	1.15%	1.29%
Adjusted return on average assets *	1.51	1.29	1.60	1.22

*       Annualized measure.

(1)

Includes recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million in connection with the Town and Country merger during the first quarter of 2023.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands, except per share amounts)
Numerator:
Net income	$18,473	$14,085	$27,681	$27,689
Earnings allocated to participating securities (1)	(11)	(17)	(16)	(34)
Numerator for earnings per share - basic and diluted	$18,462	$14,068	$27,665	$27,655

Adjusted net income	$18,772	$13,836	$38,631	$26,063
Earnings allocated to participating securities (1)	(10)	(17)	(23)	(32)
Numerator for adjusted earnings per share - basic and diluted	$18,762	$13,819	$38,608	$26,031

Denominator:
Weighted average common shares outstanding	31,980,133	28,891,202	31,481,439	28,938,634
Dilutive effect of outstanding restricted stock units	99,850	53,674	84,981	48,688
Weighted average common shares outstanding, including all dilutive potential shares	32,079,983	28,944,876	31,566,420	28,987,322

Earnings per share - Basic	$0.58	$0.49	$0.88	$0.96
Earnings per share - Diluted	$0.58	$0.49	$0.88	$0.95

Adjusted earnings per share - Basic	$0.59	$0.48	$1.23	$0.90
Adjusted earnings per share - Diluted	$0.58	$0.48	$1.22	$0.90
(1)	The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure – Net Interest Income and Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net interest income (tax equivalent basis)
Net interest income	$48,872	$34,373	$95,709	$66,301
Tax-equivalent adjustment (1)	715	598	1,417	1,127
Net interest income (tax equivalent basis) (1)	$49,587	$34,971	$97,126	$67,428

Net interest margin (tax equivalent basis)
Net interest margin *	4.16%	3.34%	4.18%	3.21%
Tax-equivalent adjustment * (1)	0.06	0.05	0.06	0.05
Net interest margin (tax equivalent basis) * (1)	4.22%	3.39%	4.24%	3.26%

Average interest-earning assets	$4,715,897	$4,133,448	$4,620,341	$4,167,432

*       Annualized measure.

(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Efficiency ratio (tax equivalent basis)
Total noninterest expense	$33,973	$23,842	$69,906	$47,999
Less: amortization of intangible assets	720	245	1,230	490
Adjusted noninterest expense	$33,253	$23,597	$68,676	$47,509

Net interest income	$48,872	$34,373	$95,709	$66,301
Total noninterest income	9,914	8,551	17,351	18,594
Operating revenue	58,786	42,924	113,060	84,895
Tax-equivalent adjustment (1)	715	598	1,417	1,127
Operating revenue (tax-equivalent basis) (1)	$59,501	$43,522	$114,477	$86,022

Efficiency ratio	56.57%	54.97%	60.74%	55.96%
Efficiency ratio (tax equivalent basis) (1)	55.89	54.22	59.99	55.23
(1)	On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

	June 30, 2023	December 31, 2022

	(dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$450,852	$373,632
Less: Goodwill	59,876	29,322
Less: Intangible assets, net	22,122	1,070
Tangible common equity	$368,854	$343,240

Tangible Assets
Total assets	$4,975,810	$4,286,734
Less: Goodwill	59,876	29,322
Less: Intangible assets, net	22,122	1,070
Tangible assets	$4,893,812	$4,256,342

Total stockholders' equity to total assets	9.06%	8.72%
Tangible common equity to tangible assets	7.54	8.06

Shares of common stock outstanding	31,865,868	28,752,626

Book value per share	$14.15	$12.99
Tangible book value per share	11.58	11.94

Reconciliation of Non-GAAP Financial Measure – Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Average Tangible Common Equity
Total stockholders' equity	$454,505	$378,531	$438,448	$392,334
Less: Goodwill	59,876	29,322	54,643	29,322
Less: Intangible assets, net	22,520	1,597	19,097	1,720
Average tangible common equity	$372,109	$347,612	$364,708	$361,292

Net income	$18,473	$14,085	$27,681	$27,689
Adjusted net income	18,772	13,836	38,631	26,063

Return on average stockholders' equity *	16.30%	14.92%	12.73%	14.23%
Return on average tangible common equity *	19.91	16.25	15.31	15.45

Adjusted return on average stockholders' equity *	16.57%	14.66%	17.77%	13.40%
Adjusted return on average tangible common equity *	20.23	15.96	21.36	14.55

*       Annualized measure.

Reconciliation of Non-GAAP Financial Measure - Core Deposits

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Core Deposits
Total deposits	$4,164,523	$3,587,024
Less: time deposits of $250,000 or more	78,705	27,158
Less: brokered deposits	51,010	—
Core deposits	$4,034,808	$3,559,866

Core deposits to total deposits	96.89%	99.24%

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

	Estimated	Increase (Decrease) in
	Increase (Decrease)	Estimated Net Interest Income
Change in Interest Rates (basis points)	in EVE	Year 1	Year 2

June 30, 2023
+300	3.0%	4.5%	7.7%
+200	3.1	2.6	5.0
+100	2.0	0.6	2.1
-100	(3.4)	(4.3)	(5.9)
-200	(8.2)	(7.3)	(10.8)
-300	(14.0)	(10.1)	(15.7)

December 31, 2022
+300	11.0%	6.9%	10.5%
+200	8.7	4.8	7.6
+100	5.3	2.5	4.2
-100	(7.9)	(4.0)	(5.9)
-200	(19.5)	(9.6)	(13.6)
-300	(27.0)	(14.7)	(20.5)

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2023:

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares That May Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
April 1 - 30, 2023	56,242	$18.96	56,242	$12,351
May 1 - 31, 2023	104,469	17.38	104,469	10,536
June 1 - 30, 2023	68,791	18.38	68,791	9,271
Total	229,502	$18.07	229,502	$9,271

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

HBT FINANCIAL, INC.

August 2, 2023	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)