Form 10-Q
period 2023-09-30
HBT Financial, Inc.
filed 2023-11-03
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2023, there were 31,710,005 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, the economic impact of the COVID-19 pandemic and our future financial results, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings, and liquidity. Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:
•the strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints);
•the economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or other threats thereof (including the Israeli-Palestinian conflict and the Russian invasion of Ukraine), or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
•changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board (including the Company’s adoption of the current expected credit losses (“CECL”) methodology);
•changes in state and federal laws, regulations and governmental policies concerning the Company’s general business and any changes in response to the recent failures of other banks;
•changes in interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out and the recent and potential additional rate increases by the Federal Reserve);
•increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers;
•changes in technology and the ability to develop and maintain secure and reliable electronic systems;
•unexpected results of acquisitions, which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated;
•the loss of key executives or employees;
•changes in consumer spending;
•unexpected outcomes of existing or new litigation involving the Company;
•the economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards;
•fluctuations in the value of securities held in our securities portfolio;
•concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients;
•the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
•the level of non-performing assets on our balance sheets;
•interruptions involving our information technology and communications systems or third-party servicers;
•breaches or failures of our information security controls or cybersecurity-related incidents;
•our asset quality and any loan charge-offs;
•the composition of our loan portfolio;
•the effects of changes in interest rates on our net interest income, net interest margin, our investments, our loan originations, and our modeling estimates relating to interest rate changes;
•our access to sources of liquidity and capital to address our liquidity needs;
•our inability to receive dividends from the Bank, pay dividends to our common stockholders or satisfy obligations as they become due;
•the effects of problems encountered by other financial institutions;
•our ability to achieve organic loan and deposit growth and the composition of such growth;
•our ability to successfully develop and commercialize new or enhanced products and services;
•current and future business, economic and market conditions in the United States (“U.S.”) generally or in the States of Illinois and Iowa in particular;

•the geographic concentration of our operations in the States of Illinois and Iowa;
•our ability to attract and retain customer deposits;
•our ability to maintain the Bank’s reputation;
•possible impairment of our goodwill and other intangible assets;
•our prior status as an S corporation;
•possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations;
•the effectiveness of our risk management and internal disclosure controls and procedures;
•market perceptions associated with certain aspects of our business;
•our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002;
•damage to our reputation from any of the factors described above;
•our success at managing the risks involved in the foregoing items; and
•the factors discussed in “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange (“SEC”) Commission on March 8, 2023.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$24,757	$18,970
Interest-bearing deposits with banks	87,156	95,189
Cash and cash equivalents	111,913	114,159

Interest-bearing time deposits with banks	500	—
Debt securities available-for-sale, at fair value	753,163	843,524
Debt securities held-to-maturity (fair value of $450,313 at 2023 and $478,801 at 2022)	527,144	541,600
Equity securities with readily determinable fair value	3,106	3,029
Equity securities with no readily determinable fair value	2,300	1,977
Restricted stock, at cost	11,165	7,965
Loans held for sale	3,563	615

Loans, before allowance for credit losses	3,342,786	2,620,253
Allowance for credit losses	(38,863)	(25,333)
Loans, net of allowance for credit losses	3,303,923	2,594,920

Bank owned life insurance	23,747	7,557
Bank premises and equipment, net	64,713	50,469
Bank premises held for sale	35	235
Foreclosed assets	1,519	3,030
Goodwill	59,820	29,322
Intangible assets, net	21,402	1,070
Mortgage servicing rights, at fair value	20,156	10,147
Investments in unconsolidated subsidiaries	1,614	1,165
Accrued interest receivable	23,447	19,506
Other assets	58,538	56,444
Total assets	$4,991,768	$4,286,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,086,877	$994,954
Interest-bearing	3,111,191	2,592,070
Total deposits	4,198,068	3,587,024

Securities sold under agreements to repurchase	28,900	43,081
Federal Home Loan Bank advances	177,650	160,000
Subordinated notes	39,454	39,395
Junior subordinated debentures issued to capital trusts	52,774	37,780
Other liabilities	38,671	45,822
Total liabilities	4,535,517	3,913,102

COMMITMENTS AND CONTINGENCIES (Note 15)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,730,698 at 2023 and 29,308,491 at 2022; shares outstanding of 31,774,140 at 2023 and 28,752,626 at 2022	327	293
Surplus	295,483	222,783
Retained earnings	256,050	232,004
Accumulated other comprehensive income (loss)	(78,432)	(71,759)
Treasury stock at cost, 956,558 shares at 2023 and 555,865 at 2022	(17,177)	(9,689)
Total stockholders’ equity	456,251	373,632
Total liabilities and stockholders’ equity	$4,991,768	$4,286,734
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$49,640	$29,855	$138,948	$84,504
Federally tax exempt	1,072	842	3,064	2,183
Securities:
Taxable	6,451	6,635	19,585	16,947
Federally tax exempt	978	1,207	3,337	3,385
Interest-bearing deposits in bank	714	458	2,234	1,037
Other interest and dividend income	186	17	420	50
Total interest and dividend income	59,041	39,014	167,588	108,106

INTEREST EXPENSE
Deposits	7,211	587	13,908	1,662
Securities sold under agreements to repurchase	35	9	107	26
Borrowings	2,108	85	5,594	87
Subordinated notes	470	470	1,409	1,409
Junior subordinated debentures issued to capital trusts	938	473	2,582	1,231
Total interest expense	10,762	1,624	23,600	4,415
Net interest income	48,279	37,390	143,988	103,691
PROVISION FOR CREDIT LOSSES	480	386	6,460	(53)
Net interest income after provision for credit losses	47,799	37,004	137,528	103,744

NONINTEREST INCOME
Card income	2,763	2,569	8,326	7,687
Wealth management fees	2,381	2,059	6,998	6,670
Service charges on deposit accounts	2,040	1,927	5,830	5,371
Mortgage servicing	1,169	697	3,522	2,016
Mortgage servicing rights fair value adjustment	23	351	(460)	2,446
Gains on sale of mortgage loans	476	354	1,125	1,267
Realized gains (losses) on sales of securities	(813)	—	(1,820)	—
Unrealized gains (losses) on equity securities	(46)	(107)	(61)	(447)
Gains (losses) on foreclosed assets	550	(225)	443	(192)
Gains (losses) on other assets	52	(31)	161	119
Income on bank owned life insurance	153	41	415	122
Other noninterest income	742	599	2,362	1,769
Total noninterest income	9,490	8,234	26,841	26,828

NONINTEREST EXPENSE
Salaries	15,644	12,752	51,715	38,489
Employee benefits	2,616	1,771	7,658	6,199
Occupancy of bank premises	2,573	1,979	7,460	5,780
Furniture and equipment	667	668	2,135	1,843
Data processing	2,581	1,631	9,787	5,274
Marketing and customer relations	1,679	880	3,874	2,936
Amortization of intangible assets	720	243	1,950	733
FDIC insurance	512	302	1,705	888
Loan collection and servicing	345	336	971	771
Foreclosed assets	76	97	234	260
Other noninterest expense	3,258	3,339	13,088	8,824
Total noninterest expense	30,671	23,998	100,577	71,997
INCOME BEFORE INCOME TAX EXPENSE	26,618	21,240	63,792	58,575
INCOME TAX EXPENSE	6,903	5,613	16,396	15,259
NET INCOME	$19,715	$15,627	$47,396	$43,316

EARNINGS PER SHARE - BASIC	$0.62	$0.54	$1.50	$1.50
EARNINGS PER SHARE - DILUTED	$0.62	$0.54	$1.49	$1.49
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,829,250	28,787,662	31,598,650	28,887,757
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

NET INCOME	$19,715	$15,627	$47,396	$43,316

OTHER COMPREHENSIVE LOSS
Unrealized losses on debt securities available-for-sale	(11,326)	(35,358)	(12,521)	(112,931)
Reclassification adjustment for losses on securities available-for-sale realized in income	13	—	1,820	—
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	518	504	1,483	1,234
Unrealized gains on derivative instruments	58	374	219	1,117
Reclassification adjustment for net settlements on derivative instruments	(131)	14	(334)	177
Total other comprehensive loss, before tax	(10,868)	(34,466)	(9,333)	(110,403)
Income tax benefit	(3,098)	(9,824)	(2,660)	(31,470)
Total other comprehensive loss	(7,770)	(24,642)	(6,673)	(78,933)
TOTAL COMPREHENSIVE INCOME (LOSS)	$11,945	$(9,015)	$40,723	$(35,617)
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, June 30, 2023	31,865,868	$327	$294,875	$241,777	$(70,662)	$(15,465)	$450,852
Net income	—	—	—	19,715	—	—	19,715
Other comprehensive loss	—	—	—	—	(7,770)	—	(7,770)
Stock-based compensation	—	—	608	—	—	—	608
Repurchase of common stock	(91,728)	—	—	—	—	(1,712)	(1,712)
Cash dividends and dividend equivalents ($0.17 per share)	—	—	—	(5,442)	—	—	(5,442)
Balance, September 30, 2023	31,774,140	$327	$295,483	$256,050	$(78,432)	$(17,177)	$456,251

Balance, June 30, 2022	28,831,197	$293	$222,087	$212,506	$(52,820)	$(8,257)	$373,809
Net income	—	—	—	15,627	—	—	15,627
Other comprehensive loss	—	—	—	—	(24,642)	—	(24,642)
Stock-based compensation	—	—	349	—	—	—	349
Repurchase of common stock	(78,571)	—	—	—	—	(1,432)	(1,432)
Cash dividends and dividend equivalents ($0.16 per share)	—	—	—	(4,638)	—	—	(4,638)
Balance, September 30, 2022	28,752,626	$293	$222,436	$223,495	$(77,462)	$(9,689)	$359,073
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2022	28,752,626	$293	$222,783	$232,004	$(71,759)	$(9,689)	$373,632
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(6,922)	—	—	(6,922)
Net income	—	—	—	47,396	—	—	47,396
Other comprehensive loss	—	—	—	—	(6,673)	—	(6,673)
Stock-based compensation	—	—	1,559	—	—	—	1,559
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	43,607	—	(181)	—	—	—	(181)
Issuance of common stock in Town and Country acquisition	3,378,600	34	71,322	—	—	—	71,356
Repurchase of common stock	(400,693)	—	—	—	—	(7,488)	(7,488)
Cash dividends and dividend equivalents ($0.51 per share)	—	—	—	(16,428)	—	—	(16,428)
Balance, September 30, 2023	31,774,140	$327	$295,483	$256,050	$(78,432)	$(17,177)	$456,251

Balance, December 31, 2021	28,986,061	$293	$220,891	$194,132	$1,471	$(4,906)	$411,881
Net income	—	—	—	43,316	—	—	43,316
Other comprehensive loss	—	—	—	—	(78,933)	—	(78,933)
Stock-based compensation	—	—	1,602	—	—	—	1,602
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	31,944	—	(57)	—	—	—	(57)
Repurchase of common stock	(265,379)	—	—	—	—	(4,783)	(4,783)
Cash dividends and dividend equivalents ($0.48 per share)	—	—	—	(13,953)	—	—	(13,953)
Balance, September 30, 2022	28,752,626	$293	$222,436	$223,495	$(77,462)	$(9,689)	$359,073
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,396	$43,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,362	2,296
Provision for credit losses	6,460	(53)
Net amortization of debt securities	4,391	5,337
Deferred income tax expense (benefit)	2,492	(245)
Stock-based compensation	1,559	1,602
Net accretion of discount and deferred loan fees on loans	(5,312)	(4,320)
Net realized loss on sales of securities	1,820	—
Net unrealized loss on equity securities	61	447
Net loss (gain) on disposals of bank premises and equipment	(84)	8
Net gain on sales of bank premises held for sale	(75)	(187)
Impairment losses on bank premises held for sale	—	61
Net gain on sales of foreclosed assets	(632)	(118)
Write-down of foreclosed assets	189	310
Amortization of intangibles	1,950	733
Decrease (increase) in mortgage servicing rights	460	(2,446)
Amortization of discount and issuance costs on subordinated notes and debentures	104	109
Amortization of discount on Federal Home Loan Bank advances	275	—
Amortization of premium on interest-bearing time deposits with banks	—	5
Amortization of premium on time deposits	(330)	(164)
Mortgage loans originated for sale	(53,187)	(50,467)
Proceeds from sale of mortgage loans	52,976	54,379
Net gain on sale of mortgage loans	(1,125)	(1,267)
Increase in cash surrender value of bank owned life insurance	(408)	(122)
Increase in accrued interest receivable	(828)	(1,980)
Decrease in other assets	12,530	289
Increase (decrease) in other liabilities	(20,198)	1,583
Net cash provided by operating activities	52,846	49,106

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	249	485
Purchase of interest-bearing time deposits with banks	(500)	—
Proceeds from sales of securities available-for-sale	185,280	—
Proceeds from paydowns, maturities, and calls of debt securities	74,616	129,629
Purchase of securities	(3,010)	(368,794)
Purchase of loans	(49,859)	—
Net increase in loans	(32,506)	(74,769)
Purchase of restricted stock	(20,143)	(1,311)
Proceeds from redemption of restricted stock	19,765	—
Purchases of bank premises and equipment	(1,951)	(683)
Proceeds from sales of bank premises and equipment	222	8
Proceeds from sales of bank premises held for sale	310	1,297
Proceeds from sales of foreclosed assets	3,274	476
Net cash paid for acquisition of Town and Country	(14,454)	—
Net cash provided by (used in) investing activities	161,293	(313,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(109,043)	(94,578)
Net decrease in repurchase agreements	(14,181)	(13,126)
Net decrease (increase) in Federal Home Loan Bank advances	(69,064)	60,000
Taxes paid related to the vesting of restricted stock units	(181)	(57)
Repurchase of common stock	(7,488)	(4,783)
Cash dividends and dividend equivalents paid	(16,428)	(13,953)
Net cash used in financing activities	(216,385)	(66,497)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,246)	(331,053)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	114,159	409,268
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,913	$78,215
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$21,788	$4,851
Cash paid for income taxes	$15,867	$13,805

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$1,049	$27
Transfers of bank premises and equipment to bank premises held for sale	$35	$—
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	January 1, 2023
(dollars in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported under ASC 326

Assets:
Allowance for credit losses on loans
Commercial and industrial	$3,279	$(822)	$2,457
Commercial real estate - owner occupied	1,193	587	1,780
Commercial real estate - non-owner occupied	6,721	501	7,222
Construction and land development	4,223	1,969	6,192
Multi-family	1,472	85	1,557
One-to-four family residential	1,759	797	2,556
Agricultural and farmland	796	1,567	2,363
Municipal, consumer, and other	5,890	2,299	8,189
Allowance for credit losses on loans	$25,333	$6,983	$32,316

Liabilities:
Allowance for credit losses on unfunded commitments	$—	$2,899	$2,899

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
In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323). ASU 2023-02 permits an election to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits, regardless of the tax credit program from which the income tax credits are received, provided that certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense. ASU 2023-02 must be applied on a retrospective or modified retrospective basis, and is applicable for the Company beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the effect that this standard will have on the consolidated results of operations and financial position.

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
This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition. Fair values are subject to refinement for up to one year after the closing date of February 1, 2023. Measurement period adjustments of $0.1 million were recorded in the third quarter of 2023 as more information became available regarding Town and Country's tax assets and liabilities. Goodwill of $30.5 million was recorded in the acquisition, which reflects expected synergies from combining the operations of HBT Financial and Town and Country, and is nondeductible for tax purposes.
The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois, and expanded our footprint into metro-east St. Louis. During the three and nine months ended September 30, 2023 and 2022, HBT Financial incurred the following expenses related to the acquisition of Town and Country:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

PROVISION FOR CREDIT LOSSES	$—	$—	$5,924	$—
NONINTEREST EXPENSE
Salaries	—	—	3,584	—
Furniture and equipment	—	—	39	—
Data processing	—	—	2,031	—
Marketing and customer relations	—	—	24	—
Loan collection and servicing	—	—	125	—
Legal fees and other noninterest expense	—	462	1,964	462
Total noninterest expense	—	462	7,767	462
Total acquisition-related expenses	$—	$462	$13,691	$462

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the assets acquired and liabilities assumed from Town and Country on the acquisition date of February 1, 2023 were as follows (dollars in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$23,542
Interest-bearing time deposits with banks	249
Debt securities	167,869
Equity securities	90
Restricted stock	2,822
Loans held for sale	1,612

Loans, before allowance for credit losses	635,376
Allowance for credit losses	(1,247)
Loans, net of allowance for credit losses	634,129

Bank owned life insurance	15,782
Bank premises and equipment	14,828
Foreclosed assets	271
Intangible assets	22,282
Mortgage servicing rights	10,469
Investments in unconsolidated subsidiaries	449
Accrued interest receivable	3,113
Other assets	9,151
Total assets acquired	906,658

Liabilities assumed:
Deposits	720,417
FHLB advances	86,439
Junior subordinated debentures	14,949
Other liabilities	5,999
Total liabilities assumed	827,804
Net assets acquired	$78,854

Consideration paid:
Cash	$37,996
Common stock	71,356
Total consideration paid	$109,352

Goodwill	$30,498

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
The following table provides the pro forma information for the results of operations for the three and nine months ended September 30, 2023 and 2022, as if the acquisition of Town and Country had occurred on January 1, 2022. The pro forma results combine the historical results of Town and Country into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Total revenues (net interest income and noninterest income)	$57,459	$56,902	$174,015	$164,845
Net income	19,497	18,207	47,697	52,617
Earnings per share - basic	0.61	0.57	1.49	1.63
Earnings per share - diluted	0.61	0.56	1.49	1.63

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	September 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$169,751	$—	$(15,357)	$—	$154,394
U.S. government agency	55,483	—	(4,768)	—	50,715
Municipal	231,444	1	(36,244)	—	195,201
Mortgage-backed:
Agency residential	197,549	9	(20,508)	—	177,050
Agency commercial	142,920	2	(18,593)	—	124,329
Corporate	57,649	—	(6,175)	—	51,474
Total available-for-sale	$854,796	$12	$(101,645)	$—	$753,163

	September 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,442	$—	$(12,392)	$76,050	$—
Municipal	39,344	6	(1,686)	37,664	—
Mortgage-backed:
Agency residential	98,115	—	(9,281)	88,834	—
Agency commercial	301,243	—	(53,478)	247,765	—
Total held-to-maturity	$527,144	$6	$(76,837)	$450,313	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Treasury	$169,860	$—	$(15,345)	$154,515
U.S. government agency	59,291	—	(4,134)	55,157
Municipal	275,972	46	(32,189)	243,829
Mortgage-backed:
Agency residential	213,676	5	(18,240)	195,441
Agency commercial	150,060	—	(17,172)	132,888
Corporate	65,597	55	(3,958)	61,694
Total available-for-sale	$934,456	$106	$(91,038)	$843,524

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-maturity:
U.S. government agency	$88,424	$—	$(9,728)	$78,696
Municipal	42,167	195	(314)	42,048
Mortgage-backed:
Agency residential	102,728	—	(6,470)	96,258
Agency commercial	308,281	—	(46,482)	261,799
Total held-to-maturity	$541,600	$195	$(62,994)	$478,801
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

	March 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value

U.S. government agency	$78,841	$71,048
Mortgage-backed:
Agency residential	8,175	7,651
Agency commercial	27,834	25,432
Total	$114,850	$104,131
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2023 and December 31, 2022, the Bank had debt securities with a carrying value of $449.2 million and $332.6 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of September 30, 2023, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$34,149	$33,546	$2,643	$2,634
Due after 1 year through 5 years	213,534	197,634	34,215	31,718
Due after 5 years through 10 years	217,279	180,780	85,250	74,459
Due after 10 years	49,365	39,824	5,678	4,903

Mortgage-backed:
Agency residential	197,549	177,050	98,115	88,834
Agency commercial	142,920	124,329	301,243	247,765
Total	$854,796	$753,163	$527,144	$450,313
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of September 30, 2023, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	September 30, 2023
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(15,357)	$154,394	$(15,357)	$154,394
U.S. government agency	(5)	1,380	(4,763)	49,298	(4,768)	50,678
Municipal	(282)	10,479	(35,962)	183,720	(36,244)	194,199
Mortgage-backed:
Agency residential	(725)	13,924	(19,783)	160,778	(20,508)	174,702
Agency commercial	(86)	3,645	(18,507)	120,593	(18,593)	124,238
Corporate	(443)	6,317	(5,732)	45,156	(6,175)	51,473
Total available-for-sale	$(1,541)	$35,745	$(100,104)	$713,939	$(101,645)	$749,684

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of debt securities, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position, as of December 31, 2022:

	December 31, 2022
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$(8,401)	$92,445	$(6,944)	$62,070	$(15,345)	$154,515
U.S. government agency	(2,980)	47,370	(1,154)	7,787	(4,134)	55,157
Municipal	(10,906)	149,261	(21,283)	87,794	(32,189)	237,055
Mortgage-backed:
Agency residential	(8,332)	127,288	(9,908)	65,692	(18,240)	192,980
Agency commercial	(4,764)	62,672	(12,408)	70,216	(17,172)	132,888
Corporate	(2,594)	52,190	(1,364)	5,600	(3,958)	57,790
Total available-for-sale	(37,977)	531,226	(53,061)	299,159	(91,038)	830,385
Held-to-maturity:
U.S. government agency	(1,754)	15,751	(7,974)	62,945	(9,728)	78,696
Municipal	(314)	23,433	—	—	(314)	23,433
Mortgage-backed:
Agency residential	(4,039)	78,452	(2,431)	17,806	(6,470)	96,258
Agency commercial	(16,716)	103,298	(29,766)	158,501	(46,482)	261,799
Total held-to-maturity	(22,823)	220,934	(40,171)	239,252	(62,994)	460,186
Total debt securities	$(60,800)	$752,160	$(93,232)	$538,411	$(154,032)	$1,290,571
As of September 30, 2023, there were 669 debt securities in an unrealized loss position for a period of twelve months or more, and 225 debt securities in an unrealized loss position for a period of less than twelve months.
U.S. Treasury, U.S. government agency, and agency mortgage-backed securities are considered to have no risk of credit loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as prepayment and liquidity risks.
Municipal securities include approximately 79% general obligation bonds as of September 30, 2023, which have a very low historical default rate due to issuers generally having taxing authority to service the debt. The remainder of the municipal securities are also of high credit quality with ratings of A+/A1 or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Corporate securities include investment grade corporate and bank subordinated debt securities. The Company evaluates credit risk through monitoring credit ratings, reviews of available issuer financial data, and sector trends. There was no allowance for credit losses on corporate securities recorded as of September 30, 2023. A negative provision for credit losses of $0.8 million was recorded during the three months ended September 30, 2023, reversing the provision for credit losses recognized during the first half of 2023, related to one bank subordinated debt security. The initial provision for credit losses recognized during the first half of 2023 reflected heightened potential credit risk following the recent failures of other banks, but this heightened potential credit risk was reduced after a merger announcement by the issuer of the bank subordinated debt security. As of September 30, 2023, the changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks.
As of September 30, 2023, the Company did not intend to sell the debt securities that are in an unrealized or unrecognized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities totaled $6.2 million as of September 30, 2023 and is excluded from the estimate of credit losses.
Sales of debt securities were as follows during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Proceeds from sales	$39,436	$—	$185,280	$—
Gross realized gains	—	—	—	—
Gross realized losses	(813)	—	(1,820)	—

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	September 30, 2023
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,142	$2,603
Cumulative net unrealized gains (losses)	(36)	(303)
Carrying value	$3,106	$2,300

	December 31, 2022
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,142	$2,142
Cumulative net unrealized gains (losses)	(113)	(165)
Carrying value	$3,029	$1,977
As of September 30, 2023, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.1 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. As of December 31, 2022, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
There were no sales of equity securities during the three and nine months ended September 30, 2023 and 2022. Unrealized gains (losses) on equity securities were as follows during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Readily determinable fair value	$(46)	$(107)	$77	$(447)
No readily determinable fair value	—	—	(138)	—
Unrealized gains (losses) on equity securities	$(46)	$(107)	$(61)	$(447)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022

Commercial and industrial	$386,933	$266,757
Commercial real estate - owner occupied	297,242	218,503
Commercial real estate - non-owner occupied	901,929	713,202
Construction and land development	371,158	360,824
Multi-family	388,742	287,865
One-to-four family residential	488,655	338,253
Agricultural and farmland	275,239	237,746
Municipal, consumer, and other	232,888	197,103
Loans, before allowance for credit losses	3,342,786	2,620,253
Allowance for credit losses	(38,863)	(25,333)
Loans, net of allowance for credit losses	$3,303,923	$2,594,920
As of September 30, 2023 and December 31, 2022, commercial and industrial loans include $18 thousand and $28 thousand Paycheck Protection Program (“PPP”) loans, respectively.
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
At September 30, 2023, the economic forecast used by management anticipates a mild recession starting in 2024, with the unemployment rate increasing and GDP growth slowing and then shrinking over the next 4 quarters considered in the forecast period. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management may make qualitative adjustments to the loss estimates, as necessary, to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$3,735	$2,362	$7,538	$5,834	$2,603	$4,077	$2,607	$9,058	$37,814
Provision for credit losses	515	(108)	248	1,004	(348)	(21)	(337)	30	983
Charge-offs	(15)	(2)	(171)	—	—	(8)	—	(216)	(412)
Recoveries	14	2	15	44	280	40	2	81	478
Ending balance	$4,249	$2,254	$7,630	$6,882	$2,535	$4,088	$2,272	$8,953	$38,863

	Three Months Ended September 30, 2022
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$2,981	$1,224	$6,611	$4,059	$1,375	$1,696	$924	$5,864	$24,734
Provision for loan losses	14	(65)	268	316	(52)	(78)	(83)	66	386
Charge-offs	(17)	—	—	—	—	(18)	—	(187)	(222)
Recoveries	6	1	3	1	—	60	—	91	162
Ending balance	$2,984	$1,160	$6,882	$4,376	$1,323	$1,660	$841	$5,834	$25,060

	Nine Months Ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333
Adoption of ASC 326	(822)	587	501	1,969	85	797	1,567	2,299	6,983
PCD allowance established in acquisition	69	127	239	240	68	492	5	7	1,247
Provision for credit losses	1,693	336	87	398	630	939	(100)	1,021	5,004
Charge-offs	(15)	(5)	(171)	—	—	(34)	—	(508)	(733)
Recoveries	45	16	253	52	280	135	4	244	1,029
Ending balance	$4,249	$2,254	$7,630	$6,882	$2,535	$4,088	$2,272	$8,953	$38,863

	Nine Months Ended September 30, 2022
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$2,440	$1,840	$8,145	$4,914	$1,263	$1,311	$845	$3,178	$23,936
Provision for loan losses	(189)	(781)	(1,536)	(539)	60	93	(4)	2,843	(53)
Charge-offs	(22)	—	—	—	—	(67)	—	(426)	(515)
Recoveries	755	101	273	1	—	323	—	239	1,692
Ending balance	$2,984	$1,160	$6,882	$4,376	$1,323	$1,660	$841	$5,834	$25,060

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three and nine months ended September 30, 2023:

	Gross Charge-Offs for the Three Months Ended September 30, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior

Commercial and industrial	$—	$—	$—	$—	$—	$—	$15	$—	$15
Commercial real estate - owner occupied	—	2	—	—	—	—	—	—	2
Commercial real estate - non-owner occupied	—	—	—	—	—	—	171	—	171
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	—	8	—	—	8
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	141	9	—	—	—	—	66	—	216
Total	$141	$11	$—	$—	$—	$8	$252	$—	$412

	Gross Charge-Offs for the Nine Months Ended September 30, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior

Commercial and industrial	$—	$—	$—	$—	$—	$—	$15	$—	$15
Commercial real estate - owner occupied	—	5	—	—	—	—	—	—	5
Commercial real estate - non-owner occupied	—	—	—	—	—	—	171	—	171
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	1	33	—	—	34
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	276	83	—	9	—	—	140	—	508
Total	$276	$88	$—	$9	$1	$33	$326	$—	$733

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	September 30, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$386,763	$297,068	$888,068	$370,942	$388,282	$482,838	$275,111	$217,638	$3,306,710
Individually evaluated for impairment	170	174	13,861	216	460	5,817	128	15,250	36,076
Total	$386,933	$297,242	$901,929	$371,158	$388,742	$488,655	$275,239	$232,888	$3,342,786

Allowance for credit losses:
Collectively evaluated for impairment	$4,244	$2,254	$6,503	$6,882	$2,535	$3,737	$2,272	$5,844	$34,271
Individually evaluated for impairment	5	—	1,127	—	—	351	—	3,109	4,592
Total	$4,249	$2,254	$7,630	$6,882	$2,535	$4,088	$2,272	$8,953	$38,863

	December 31, 2022
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$261,833	$203,558	$671,663	$359,892	$287,298	$325,621	$233,118	$184,579	$2,527,562
Individually evaluated for impairment	4,818	11,366	30,509	82	—	8,399	4,033	12,508	71,715
Acquired with deteriorated credit quality	106	3,579	11,030	850	567	4,233	595	16	20,976
Total	$266,757	$218,503	$713,202	$360,824	$287,865	$338,253	$237,746	$197,103	$2,620,253

Allowance for loan losses:
Collectively evaluated for impairment	$3,121	$1,008	$4,332	$4,221	$1,470	$1,709	$796	$2,327	$18,984
Individually evaluated for impairment	158	168	2,388	—	—	44	—	3,562	6,320
Acquired with deteriorated credit quality	—	17	1	2	2	6	—	1	29
Total	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	September 30, 2023
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$—	$170	$170	$5
Commercial real estate - owner occupied	174	—	—	174	—
Commercial real estate - non-owner occupied	13,861	—	—	13,861	1,127
Construction and land development	216	—	—	216	—
Multi-family	460	—	—	460	—
One-to-four family residential	5,817	—	—	5,817	351
Agricultural and farmland	128	—	—	128	—
Municipal, consumer, and other	15,141	31	78	15,250	3,109
Total	$35,797	$31	$248	$36,076	$4,592
Accrued interest on loans totaled $17.0 million as of September 30, 2023 and is excluded from the estimate of credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pre-ASC 326 Adoption Impaired Loan Disclosures
The following table presents loans individually evaluated for impairment by category of loans:

	December 31, 2022
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance

With an allowance recorded:
Commercial and industrial	$268	$254	$158
Commercial real estate - owner occupied	635	610	168
Commercial real estate - non-owner occupied	14,269	14,261	2,388
Construction and land development	—	—	—
Multi-family	—	—	—
One-to-four family residential	569	524	44
Agricultural and farmland	—	—	—
Municipal, consumer, and other	8,152	8,131	3,562
Total	$23,893	$23,780	$6,320

With no related allowance:
Commercial and industrial	$4,564	$4,564	$—
Commercial real estate - owner occupied	10,912	10,756	—
Commercial real estate - non-owner occupied	16,327	16,248	—
Construction and land development	92	82	—
Multi-family	—	—	—
One-to-four family residential	9,181	7,875	—
Agricultural and farmland	4,440	4,033	—
Municipal, consumer, and other	4,410	4,377	—
Total	$49,926	$47,935	$—

Total loans individually evaluated for impairment:
Commercial and industrial	$4,832	$4,818	$158
Commercial real estate - owner occupied	11,547	11,366	168
Commercial real estate - non-owner occupied	30,596	30,509	2,388
Construction and land development	92	82	—
Multi-family	—	—	—
One-to-four family residential	9,750	8,399	44
Agricultural and farmland	4,440	4,033	—
Municipal, consumer, and other	12,562	12,508	3,562
Total	$73,819	$71,715	$6,320

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans:

	Three Months Ended September 30, 2022
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial and industrial	$258	$5
Commercial real estate - owner occupied	739	11
Commercial real estate - non-owner occupied	14,441	185
Construction and land development	—	—
Multi-family	—	—
One-to-four family residential	349	2
Agricultural and farmland	—	—
Municipal, consumer, and other	8,254	66
Total	$24,041	$269

With no related allowance:
Commercial and industrial	$3,894	$41
Commercial real estate - owner occupied	11,651	141
Commercial real estate - non-owner occupied	17,220	369
Construction and land development	2,010	57
Multi-family	—	—
One-to-four family residential	8,119	99
Agricultural and farmland	425	5
Municipal, consumer, and other	4,457	44
Total	$47,776	$756

Total loans individually evaluated for impairment:
Commercial and industrial	$4,152	$46
Commercial real estate - owner occupied	12,390	152
Commercial real estate - non-owner occupied	31,661	554
Construction and land development	2,010	57
Multi-family	—	—
One-to-four family residential	8,468	101
Agricultural and farmland	425	5
Municipal, consumer, and other	12,711	110
Total	$71,817	$1,025

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2022
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial and industrial	$272	$13
Commercial real estate - owner occupied	1,297	55
Commercial real estate - non-owner occupied	14,631	556
Construction and land development	—	—
Multi-family	—	—
One-to-four family residential	513	11
Agricultural and farmland	—	—
Municipal, consumer, and other	8,368	151
Total	$25,081	$786

With no related allowance:
Commercial and industrial	$12,793	$397
Commercial real estate - owner occupied	11,524	388
Commercial real estate - non-owner occupied	16,894	907
Construction and land development	2,012	105
Multi-family	—	—
One-to-four family residential	8,341	240
Agricultural and farmland	305	8
Municipal, consumer, and other	4,493	98
Total	$56,362	$2,143

Total loans individually evaluated for impairment:
Commercial and industrial	$13,065	$410
Commercial real estate - owner occupied	12,821	443
Commercial real estate - non-owner occupied	31,525	1,463
Construction and land development	2,012	105
Multi-family	—	—
One-to-four family residential	8,854	251
Agricultural and farmland	305	8
Municipal, consumer, and other	12,861	249
Total	$81,443	$2,929

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

(dollars in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Beginning balance	$537	$413
Reclassification from non-accretable difference	283	500
Accretion income	(58)	(151)
Ending balance	$762	$762
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on current payment and accrual status:

	September 30, 2023
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$386,383	$380	$—	$170	$386,933
Commercial real estate - owner occupied	297,069	—	—	173	297,242
Commercial real estate - non-owner occupied	900,058	1,605	—	266	901,929
Construction and land development	370,922	20	—	216	371,158
Multi-family	387,966	316	—	460	388,742
One-to-four family residential	481,603	1,897	—	5,155	488,655
Agricultural and farmland	275,096	15	—	128	275,239
Municipal, consumer, and other	232,561	217	—	110	232,888
Total	$3,331,658	$4,450	$—	$6,678	$3,342,786

	December 31, 2022
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$266,521	$17	$—	$219	$266,757
Commercial real estate - owner occupied	218,242	187	—	74	218,503
Commercial real estate - non-owner occupied	713,031	—	—	171	713,202
Construction and land development	360,763	61	—	—	360,824
Multi-family	287,854	11	—	—	287,865
One-to-four family residential	335,576	894	145	1,638	338,253
Agricultural and farmland	237,727	19	—	—	237,746
Municipal, consumer, and other	196,892	157	1	53	197,103
Total	$2,616,606	$1,346	$146	$2,155	$2,620,253

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents nonaccrual loans with and without a related allowance for credit losses:

	September 30, 2023
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$127	$43	$170
Commercial real estate - owner occupied	—	173	173
Commercial real estate - non-owner occupied	220	46	266
Construction and land development	—	216	216
Multi-family	—	460	460
One-to-four family residential	100	5,055	5,155
Agricultural and farmland	—	128	128
Municipal, consumer, and other	31	79	110
Total	$478	$6,200	$6,678
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	September 30, 2023
(dollars in thousands)	Pass	Pass-Watch	Substandard	Doubtful	Total

Commercial and industrial	$382,041	$4,114	$778	$—	$386,933
Commercial real estate - owner occupied	279,081	8,249	9,912	—	297,242
Commercial real estate - non-owner occupied	842,816	33,767	25,346	—	901,929
Construction and land development	366,198	4,667	293	—	371,158
Multi-family	363,214	24,753	775	—	388,742
One-to-four family residential	468,736	7,572	12,347	—	488,655
Agricultural and farmland	266,353	5,466	3,420	—	275,239
Municipal, consumer, and other	215,726	1,771	15,391	—	232,888
Total	$3,184,165	$90,359	$68,262	$—	$3,342,786

	December 31, 2022
(dollars in thousands)	Pass	Pass-Watch	Substandard	Doubtful	Total

Commercial and industrial	$255,309	$6,630	$4,818	$—	$266,757
Commercial real estate - owner occupied	198,546	10,105	9,852	—	218,503
Commercial real estate - non-owner occupied	652,691	27,282	33,229	—	713,202
Construction and land development	358,215	2,527	82	—	360,824
Multi-family	283,682	4,183	—	—	287,865
One-to-four family residential	323,632	5,907	8,714	—	338,253
Agricultural and farmland	223,114	10,004	4,628	—	237,746
Municipal, consumer, and other	184,299	296	12,508	—	197,103
Total	$2,479,488	$66,934	$73,831	$—	$2,620,253

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of September 30, 2023:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial and industrial
Pass	$94,311	$59,814	$26,229	$29,297	$5,927	$8,496	$150,403	$7,564	$382,041
Pass-Watch	229	1,400	257	198	788	450	284	508	4,114
Substandard	3	87	40	43	—	44	310	251	778
Total	$94,543	$61,301	$26,526	$29,538	$6,715	$8,990	$150,997	$8,323	$386,933

Commercial real estate - owner occupied
Pass	$25,378	$64,227	$58,426	$55,269	$33,692	$34,949	$6,487	$653	$279,081
Pass-Watch	556	963	3,102	351	1,624	1,653	—	—	8,249
Substandard	463	1,163	3,338	70	658	3,229	991	—	9,912
Total	$26,397	$66,353	$64,866	$55,690	$35,974	$39,831	$7,478	$653	$297,242

Commercial real estate - non-owner occupied
Pass	$96,710	$254,299	$247,868	$90,232	$96,034	$43,858	$10,042	$3,773	$842,816
Pass-Watch	696	—	7,684	358	7,277	3,823	13,680	249	33,767
Substandard	13,424	126	—	—	2,465	9,331	—	—	25,346
Total	$110,830	$254,425	$255,552	$90,590	$105,776	$57,012	$23,722	$4,022	$901,929

Construction and land development
Pass	$139,883	$143,616	$58,998	$7,459	$2,753	$1,005	$7,232	$5,252	$366,198
Pass-Watch	155	2,537	—	—	—	11	1,127	837	4,667
Substandard	—	216	—	—	—	77	—	—	293
Total	$140,038	$146,369	$58,998	$7,459	$2,753	$1,093	$8,359	$6,089	$371,158

Multi-family
Pass	$44,034	$78,646	$99,032	$53,945	$32,475	$47,177	$7,403	$502	$363,214
Pass-Watch	2,747	6,671	—	8,827	55	6,096	349	8	24,753
Substandard	—	—	316	—	—	459	—	—	775
Total	$46,781	$85,317	$99,348	$62,772	$32,530	$53,732	$7,752	$510	$388,742

One-to-four family residential
Pass	$91,683	$87,716	$87,384	$65,721	$23,325	$50,394	$57,222	$5,291	$468,736
Pass-Watch	2,503	412	958	332	608	2,219	219	321	7,572
Substandard	490	2,268	814	831	801	4,245	—	2,898	12,347
Total	$94,676	$90,396	$89,156	$66,884	$24,734	$56,858	$57,441	$8,510	$488,655

Agricultural and farmland
Pass	$31,739	$36,428	$39,008	$37,683	$10,797	$11,247	$97,954	$1,497	$266,353
Pass-Watch	926	2,030	95	1,006	137	731	541	—	5,466
Substandard	—	—	15	3,277	—	128	—	—	3,420
Total	$32,665	$38,458	$39,118	$41,966	$10,934	$12,106	$98,495	$1,497	$275,239

Municipal, Consumer, and other
Pass	$38,953	$58,869	$28,671	$15,023	$1,639	$44,137	$28,433	$1	$215,726
Pass-Watch	—	4	—	17	—	1,750	—	—	1,771
Substandard	63	85	5	2	43	15,176	17	—	15,391
Total	$39,016	$58,958	$28,676	$15,042	$1,682	$61,063	$28,450	$1	$232,888

Total by Risk Rating
Pass	$562,691	$783,615	$645,616	$354,629	$206,642	$241,263	$365,176	$24,533	$3,184,165
Pass-Watch	7,812	14,017	12,096	11,089	10,489	16,733	16,200	1,923	90,359
Substandard	14,443	3,945	4,528	4,223	3,967	32,689	1,318	3,149	68,262
Total	$584,946	$801,577	$662,240	$369,941	$221,098	$290,685	$382,694	$29,605	$3,342,786

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Modifications and Troubled Debt Restructurings
There were no loan modifications to borrowers in financial distress during the three and nine months ended September 30, 2023.
There were no new troubled debt restructurings during the three and nine months ended September 30, 2022. As of December 31, 2022, the Company had $3.0 million of troubled debt restructurings.
Pledged Loans
As of September 30, 2023 and December 31, 2022, the Company pledged loans totaling $1.07 billion and $892.1 million, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.69 billion and $955.8 million as of September 30, 2023 and December 31, 2022, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Beginning balance	$20,133	$10,089	$10,147	$7,994
Acquired	—	—	10,469	—
Capitalized servicing rights	227	144	526	451
Fair value adjustment:
Attributable to payments and principal reductions	(631)	(362)	(1,621)	(1,048)
Attributable to changes in valuation inputs and assumptions	427	569	635	3,043
Total fair value adjustment	(204)	207	(986)	1,995
Ending balance	$20,156	$10,440	$20,156	$10,440
NOTE 6 – FORECLOSED ASSETS
Foreclosed assets activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Beginning balance	$3,080	$2,891	$3,030	$3,278
Acquired	—	—	271	—
Transfers from loans	879	—	1,049	27
Proceeds from sales	(2,990)	(29)	(3,274)	(476)
Net gain on sales	564	20	632	118
Direct write-downs	(14)	(245)	(189)	(310)
Ending balance	$1,519	$2,637	$1,519	$2,637

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains (losses) on foreclosed assets includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Direct write-downs	$(14)	$(245)	$(189)	$(310)
Net gain on sales	564	20	632	118
Gains (losses) on foreclosed assets	$550	$(225)	$443	$(192)
The carrying value of foreclosed one-to-four family residential real estate properties held was $0.6 million and $20 thousand as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, there were 14 one-to-four family residential real estate loans in the process of foreclosure totaling $1.2 million. As of December 31, 2022, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling $0.2 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	September 30, 2023	December 31, 2022

Noninterest-bearing deposits	$1,086,877	$994,954
Interest-bearing deposits:
Interest-bearing demand	1,134,721	1,139,150
Money market	673,780	555,425
Savings	623,083	634,527
Time	679,607	262,968
Total interest-bearing deposits	3,111,191	2,592,070
Total deposits	$4,198,068	$3,587,024
As of September 30, 2023, time deposits included $115.0 million of brokered deposits. There were no brokered deposits as of December 31, 2022. Interest-bearing demand deposits included $38.7 million of reciprocal transaction deposits as of September 30, 2023. Money market deposits included $12.8 million and $1.7 million of reciprocal transaction deposits as of September 30, 2023 and December 31, 2022, respectively. Time deposits included $35.5 million and $1.6 million of reciprocal time deposits as of September 30, 2023, and December 31, 2022, respectively.
The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $115.9 million and $27.2 million as of September 30, 2023 and December 31, 2022, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $302.3 million and $92.6 million as of September 30, 2023 and December 31, 2022, respectively.
The components of interest expense on deposits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Interest-bearing demand	$761	$144	$1,902	$430
Money market	2,041	203	4,492	434
Savings	249	53	616	155
Time	4,160	187	6,898	643
Total interest expense on deposits	$7,211	$587	$13,908	$1,662

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
The Company owns all of the outstanding stock of the subsidiary business trusts. The trusts used the proceeds from the issuance of their capital securities to buy floating rate junior subordinated deferrable interest debentures (“junior subordinated debentures”) issued by the Company. These junior subordinated debentures are the only assets of the trusts and the interest payments from the junior subordinated debentures finance the distributions paid on the capital securities. The junior subordinated debentures are unsecured, rank junior and subordinate in the right of payment to all senior debt of the Company, and have an optional redemption in whole or in part on any interest payment date.
In accordance with GAAP, the trusts are not consolidated in the Company’s financial statements.
The face values and carrying values of the junior subordinated debentures are summarized as follows:

		Carrying Value
(dollars in thousands)	Face Value	September 30, 2023	December 31, 2022

Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155	5,155
FFBI Capital Trust I	7,217	7,217	7,217
National Bancorp Statutory Trust I	5,773	4,837	4,788
Town and Country Statutory Trust II	4,124	4,407	—
Town and Country Statutory Trust III	7,732	7,575	—
West Plains Investors Statutory Trust I	3,093	2,963	—
Total	$53,714	$52,774	$37,780
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
The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable Interest Rate		September 30, 2023	December 31, 2022	Maturity Date
Heartland Bancorp, Inc. Capital Trust B	SOFR plus	3.01%	8.32%	6.83%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	SOFR plus	1.79	7.20	6.30	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	SOFR plus	1.61	7.02	6.12	September 15, 2037
FFBI Capital Trust I	SOFR plus	3.06	8.37	6.88	April 6, 2034
National Bancorp Statutory Trust I	SOFR plus	3.16	8.57	7.67	December 15, 2037
Town and Country Statutory Trust II	SOFR plus	3.05	8.46	N/A	March 17, 2034
Town and Country Statutory Trust III	SOFR plus	1.94	7.35	N/A	March 22, 2037
West Plains Investors Statutory Trust I	SOFR plus	1.71	7.12	N/A	June 15, 2037

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
Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of September 30, 2023 and 2022, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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
The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$17,000	$514	$17,000	$629
As of September 30, 2023, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of September 30, 2023 and December 31, 2022, counterparties had cash pledged and held on deposit by the Company of $0.6 million and $0.6 million, respectively.
The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$131	$(14)	$334	$(177)

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
The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	101,612	9,674	106,995	6,981
Total fair value recorded in other assets	$101,612	$9,674	$106,995	$6,981

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$101,612	$(9,674)	$106,995	$(6,981)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$101,612	$(9,674)	$106,995	$(6,981)
As of September 30, 2023, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2023 and 2035.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Not designated as hedging instruments:
Gross gains	$2,510	$5,209	$6,950	$15,303
Gross losses	(2,510)	(5,209)	(6,950)	(15,303)
Net gains (losses)	$—	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended September 30, 2023
Balance, June 30, 2023	$(61,560)	$(9,256)	$154	$(70,662)
Other comprehensive income (loss) before reclassifications	(11,326)	—	58	(11,268)
Reclassifications	13	518	(131)	400
Other comprehensive income (loss), before tax	(11,313)	518	(73)	(10,868)
Income tax expense (benefit)	(3,224)	147	(21)	(3,098)
Other comprehensive income (loss), after tax	(8,089)	371	(52)	(7,770)
Balance, September 30, 2023	$(69,649)	$(8,885)	$102	$(78,432)

Three Months Ended September 30, 2022
Balance, June 30, 2022	$(42,061)	$(10,656)	$(103)	$(52,820)
Other comprehensive income (loss) before reclassifications	(35,358)	—	374	(34,984)
Reclassifications	—	504	14	518
Other comprehensive income (loss), before tax	(35,358)	504	388	(34,466)
Income tax expense (benefit)	(10,079)	144	111	(9,824)
Other comprehensive income (loss), after tax	(25,279)	360	277	(24,642)
Balance, September 30, 2022	$(67,340)	$(10,296)	$174	$(77,462)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(61,998)	$(9,946)	$185	$(71,759)
Other comprehensive income (loss) before reclassifications	(12,521)	—	219	(12,302)
Reclassifications	1,820	1,483	(334)	2,969
Other comprehensive income (loss), before tax	(10,701)	1,483	(115)	(9,333)
Income tax expense (benefit)	(3,050)	422	(32)	(2,660)
Other comprehensive income (loss), after tax	(7,651)	1,061	(83)	(6,673)
Balance, September 30, 2023	$(69,649)	$(8,885)	$102	$(78,432)

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$5,736	$(3,514)	$(751)	$1,471
Transfer from available-for-sale to held-to-maturity	7,664	(7,664)	—	—
Other comprehensive income (loss) before reclassifications	(112,931)	—	1,117	(111,814)
Reclassifications	—	1,234	177	1,411
Other comprehensive income (loss), before tax	(112,931)	1,234	1,294	(110,403)
Income tax expense (benefit)	(32,191)	352	369	(31,470)
Other comprehensive income (loss), after tax	(80,740)	882	925	(78,933)
Balance, September 30, 2022	$(67,340)	$(10,296)	$174	$(77,462)
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Numerator:
Net income	$19,715	$15,627	$47,396	$43,316
Earnings allocated to participating securities	(10)	(17)	(26)	(51)
Numerator for earnings per share - basic and diluted	$19,705	$15,610	$47,370	$43,265

Denominator:
Weighted average common shares outstanding	31,829,250	28,787,662	31,598,650	28,887,757
Dilutive effect of outstanding restricted stock units	137,187	72,643	102,574	56,761
Weighted average common shares outstanding, including all dilutive potential shares	31,966,437	28,860,305	31,701,224	28,944,518

Earnings per share - Basic	$0.62	$0.54	$1.50	$1.50
Earnings per share - Diluted	$0.62	$0.54	$1.49	$1.49

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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Restricted stock units	$313	$230	$907	$1,072
Performance restricted stock units	295	119	652	530
Total awards classified as equity	608	349	1,559	1,602
Stock appreciation rights	3	51	(43)	35
Total stock-based compensation expense	$611	$400	$1,516	$1,637
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
During the nine months ended September 30, 2023 and 2022, the total grant date fair value of the restricted stock units granted was $1.0 million and $0.9 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock that vested during the nine months ended September 30, 2023 and 2022 was $1.1 million and $0.7 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended September 30,
	2023		2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	129,422	$19.58	120,631	$17.98
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(520)	21.23	(1,328)	18.35
Ending balance	128,902	$19.57	119,303	$17.98

	Nine Months Ended September 30,
	2023		2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	139,986	$18.01	109,244	$17.27
Granted	41,847	22.72	46,312	19.11
Vested	(51,693)	17.91	(34,925)	17.26
Forfeited	(1,238)	18.53	(1,328)	18.35
Ending balance	128,902	$19.57	119,303	$17.98
As of September 30, 2023, unrecognized compensation cost related to the non-vested restricted stock units was $1.3 million. This cost is expected to be recognized over the weighted average remaining service period of 1.7 years.

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
During the nine months ended September 30, 2023 and 2022, the total fair value of the performance restricted stock units granted was $0.4 million and $0.5 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date.
The following is a summary of performance restricted stock unit activity:

	Three Months Ended September 30,
	2023		2022
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	79,097	$18.25	62,067	$17.02
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	79,097	$18.25	62,067	$17.02

	Nine Months Ended September 30,
	2023		2022
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	62,067	$17.02	38,344	$15.72
Granted	17,030	22.72	23,723	19.14
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	79,097	$18.25	62,067	$17.02
As of September 30, 2023, unrecognized compensation cost related to non-vested performance restricted stock units was $0.4 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.5 years.

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
The following is a summary of stock appreciation rights activity:

	Three Months Ended September 30,
	2023		2022
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	91,800	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,440	$16.32	91,800	$16.32

	Nine Months Ended September 30,
	2023		2022
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	97,920	$16.32
Granted	—	—	—	—
Exercised	—	—	(6,120)	16.32
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,440	$16.32	91,800	$16.32
A further summary of stock appreciation rights as of September 30, 2023, is as follows:

	Stock Appreciation Rights		Weighted Average Remaining Contractual Term
Grant Date Assigned Values	Outstanding	Exercisable
$16.32	73,440	73,440	5.9 years
As of September 30, 2023, there was no unrecognized compensation cost for stock appreciation rights.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2023 and December 31, 2022, the liability recorded for outstanding stock appreciation rights was $0.4 million and $0.5 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.60%	3.95%
Expected volatility	37.29%	36.54%
Expected life (in years)	5.9	6.7
Expected dividend yield	3.73%	3.27%
As of September 30, 2023, the liability recorded for previously exercised stock appreciation rights was $0.2 million, which will be paid in one remaining annual installment in 2024. As of December 31, 2022, the liability recorded for previously exercised stock appreciation rights was $0.5 million.
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
Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of September 30, 2023 and December 31, 2022, the capital conservation buffer was 2.5% of risk-weighted assets.
As of September 30, 2023, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank are as follows:

	September 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$590,174	15.09%	$312,868	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	515,643	13.18	234,651	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	464,483	11.88	175,988	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	515,643	10.34	199,420	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$577,525	14.78%	$312,537	8.00%	$390,671	10.00%
Tier 1 Capital (to Risk Weighted Assets)	542,448	13.89	234,403	6.00	312,537	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	542,448	13.89	175,802	4.50	253,936	6.50
Tier 1 Capital (to Average Assets)	542,448	10.89	199,216	4.00	249,020	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$516,556	16.27%	$254,052	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	451,828	14.23	190,539	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	415,213	13.07	142,904	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	451,828	10.48	172,427	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$489,316	15.43%	$253,643	8.00%	$317,054	10.00%
Tier 1 Capital (to Risk Weighted Assets)	463,983	14.63	190,233	6.00	253,643	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	463,983	14.63	142,674	4.50	206,085	6.50
Tier 1 Capital (to Average Assets)	463,983	10.78	172,240	4.00	215,300	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Recurring Basis
The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Additional information on fair value measurements is summarized in Note 1 to the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023. There were no transfers between levels during the three and nine months ended September 30, 2023 and 2022. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.
The following tables present the balances of the assets measured at fair value on a recurring basis:

	September 30, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$154,394	$—	$—	$154,394
U.S. government agency	—	50,715	—	50,715
Municipal	—	195,201	—	195,201
Mortgage-backed:
Agency residential	—	177,050	—	177,050
Agency commercial	—	124,329	—	124,329
Corporate	—	51,474	—	51,474
Equity securities with readily determinable fair values	3,106	—	—	3,106
Mortgage servicing rights	—	—	20,156	20,156
Derivative financial assets	—	10,188	—	10,188
Derivative financial liabilities	—	9,674	—	9,674

	December 31, 2022
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$154,515	$—	$—	$154,515
U.S. government agency	—	55,157	—	55,157
Municipal	—	243,829	—	243,829
Mortgage-backed:
Agency residential	—	195,441	—	195,441
Agency commercial	—	132,888	—	132,888
Corporate	—	61,694	—	61,694
Equity securities with readily determinable fair values	3,029	—	—	3,029
Mortgage servicing rights	—	—	10,147	10,147
Derivative financial assets	—	7,610	—	7,610
Derivative financial liabilities	—	6,981	—	6,981

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no changes to the valuation techniques from December 31, 2022 to September 30, 2023.
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
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

September 30, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$20,156	Discounted cash flows	Constant pre-payment rates (CPR)	6.5% to 41.5% (8.2%)
			Discount rate	9.0% to 45.9% (9.8%)

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$10,147	Discounted cash flows	Constant pre-payment rates (CPR)	5.3% to 59.7% (8.2%)
			Discount rate	9.0% to 11.7% (9.3%)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as there is evidence of impairment or a change in the amount of previously recognized impairment.
The following tables present the balances of the assets measured at fair value on a nonrecurring basis:

	September 30, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$3,563	$—	$3,563
Collateral-dependent loans	—	—	31,484	31,484
Bank premises held for sale	—	—	35	35
Foreclosed assets	—	—	1,519	1,519

	December 31, 2022
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$615	$—	$615
Collateral-dependent loans	—	—	17,460	17,460
Bank premises held for sale	—	—	235	235
Foreclosed assets	—	—	3,030	3,030
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
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

September 30, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$31,484	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	35	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	1,519	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$17,460	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	235	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,030	Appraisal	Appraisal adjustments	7% (7%)
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
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	September 30, 2023		December 31, 2022
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$111,913	$111,913	$114,159	$114,159
Debt securities held-to-maturity	Level 2	527,144	450,313	541,600	478,801
Restricted stock	Level 3	11,165	11,165	7,965	7,965
Loans, net	Level 3	3,303,923	3,252,850	2,594,920	2,566,930
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,165	1,165
Accrued interest receivable	Level 2	23,447	23,447	19,506	19,506

Financial liabilities:
Time deposits	Level 3	679,607	668,960	262,968	253,619
Securities sold under agreements to repurchase	Level 2	28,900	28,900	43,081	43,081
Subordinated notes	Level 3	39,454	36,852	39,395	37,205
Junior subordinated debentures	Level 3	52,774	43,600	37,780	37,030
Accrued interest payable	Level 2	3,707	3,707	1,363	1,363
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	September 30, 2023	December 31, 2022

Commitments to extend credit	$881,943	$756,885
Standby letters of credit	23,689	17,785
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
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $4.4 million as of September 30, 2023.

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
On August 16, 2023, definitive settlement agreements reflecting the terms of the agreement in principle were approved by the Court, and the Bank made the one-time cash payments totaling $13.0 million during the third quarter of 2023. The settlements do not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the Class Action and Receiver’s Action. The Bank agreed in principle to the settlements to avoid the cost, risks and distraction of continued litigation. The Company believes the settlements are in the best interests of the Company and its shareholders.
Accordingly, the Bank had $13.0 million accrued related to these matters as of December 31, 2022. The Bank’s insurer reimbursed $7.4 million of the settlement payment which was recorded as an insurance recovery receivable as of December 31, 2022. The net settlement amount of $5.6 million was included in other noninterest expense in the consolidated statements of income during the fourth quarter of 2022.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The DeBaere, et al settlement agreement was preliminarily approved by the Court on September 28, 2023, and the Miller, et al settlement agreement is pending preliminary approval by the Court. The proposed settlements do not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the DeBaere, et al and Miller, et al cases. The Bank has agreed in principle to the settlements to avoid the cost, risks and distraction of continued litigation. The Company believes the proposed settlements are in the best interests of the Company and its shareholders.
Accordingly, the Bank had in the aggregate $3.4 million accrued as of September 30, 2023 and $2.6 million accrued as of December 31, 2022 related to these matters. An initial $2.6 million accrual was recognized in other noninterest expense during the fourth quarter of 2022, reflecting management’s best estimate at that time, and an additional $0.8 million accrual was recognized in other noninterest expense during the third quarter of 2023 following the agreement in principle to settle both the DeBaere, et al and Miller, et al cases.
John Pickett v. Town and Country Bank
The Bank is a defendant in a purported class action lawsuit filed in October 2023, in the Circuit Court of Sangamon County, Illinois. The plaintiff, a customer of Town and Country Bank, which previously merged with the Bank, alleges that the Bank breached its contract with the plaintiff by charging overdraft fees for transactions that were authorized on a positive account balance, but when settled, settled into a negative balance.
The Bank intends to vigorously defend the lawsuit. The Company is unable to predict when the matter will be resolved, the ultimate outcome, or potential costs or damages to be incurred.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.
The following is management’s discussion and analysis of the financial condition as of September 30, 2023 (unaudited), as compared with December 31, 2022, and the results of operations for the three and nine months ended September 30, 2023 and 2022 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023. Results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of results to be attained for the year ended December 31, 2023 or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of business, commercial, wealth management, and retail banking products and services to businesses, families, and local governments throughout Illinois and Eastern Iowa. As of September 30, 2023, the Company had total assets of $5.0 billion, loans held for investment of $3.3 billion, and total deposits of $4.2 billion.
Market Area
As of September 30, 2023, our branch network included 67 full-service branch locations throughout Illinois and Eastern Iowa. We hold a leading deposit share in many of our Central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,663,966	$2,883,803	$1,024,015	$2,239,030
Chicago MSA	1,370,054	1,207,001	1,294,327	1,216,423
Illinois	3,034,020	4,090,804	2,318,342	3,455,453
Iowa	308,766	107,264	301,911	131,571
Total	$3,342,786	$4,198,068	$2,620,253	$3,587,024
Town and Country Acquisition
On February 1, 2023, HBT Financial completed its acquisition of Town and Country, the holding company for Town and Country Bank. The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois and expanded our footprint into metro-east St. Louis. At the time of acquisition, Town and Country Bank operated 10 full-service branch locations which began operating as branches of Heartland Bank. The core system conversion was successfully completed in April 2023. After considering business combination accounting adjustments, Town and Country added total assets of $937 million, total loans held for investment of $635 million, and total deposits of $720 million.

Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million. Goodwill of $30.5 million was recorded in the acquisition. There were no acquisition-related expenses during the three months ended September 30, 2023. Acquisition-related expenses totaled $13.7 million for the nine months ended September 30, 2023, which includes the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses during the first quarter of 2023, and totaled $462 thousand for the three and nine months ended September 30, 2022. We do not expect material acquisition-related expenses related to Town and Country in subsequent quarters.
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

RESULTS OF OPERATIONS
Overview of Recent Financial Results
The following table presents selected financial results and measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022

Total interest and dividend income	$59,041	$39,014	$167,588	$108,106
Total interest expense	10,762	1,624	23,600	4,415
Net interest income	48,279	37,390	143,988	103,691
Provision for credit losses	480	386	6,460	(53)
Net interest income after provision for credit losses	47,799	37,004	137,528	103,744
Total noninterest income	9,490	8,234	26,841	26,828
Total noninterest expense	30,671	23,998	100,577	71,997
Income before income tax expense	26,618	21,240	63,792	58,575
Income tax expense	6,903	5,613	16,396	15,259
Net income	$19,715	$15,627	$47,396	$43,316

Adjusted net income (1)	$20,279	$15,856	$58,910	$41,919

Net interest income (tax-equivalent basis) (1) (2)	$48,954	$38,064	$146,080	$105,492

Share and Per Share Information
Earnings per share - Diluted	$0.62	$0.54	$1.49	$1.49
Adjusted earnings per share - Diluted (1)	0.63	0.55	1.86	1.45

Weighted average shares of common stock outstanding	31,829,250	28,787,662	31,598,650	28,887,757

Summary Ratios
Net interest margin *	4.07%	3.65%	4.14%	3.36%
Net interest margin (tax-equivalent basis) * (1) (2)	4.13	3.72	4.20	3.41
Yield on loans *	6.10	4.91	5.96	4.66
Yield on interest-earning assets *	4.97	3.81	4.82	3.50
Cost of interest-bearing liabilities *	1.27	0.23	0.96	0.21
Cost of total deposits *	0.69	0.06	0.45	0.06
Cost of funds *	0.96	0.17	0.72	0.15

Efficiency ratio	51.85%	52.07%	57.73%	54.60%
Efficiency ratio (tax-equivalent basis) (1) (2)	51.25	51.31	57.04	53.86

Return on average assets *	1.58%	1.47%	1.29%	1.35%
Return on average stockholders' equity *	17.02	16.27	14.22	14.91
Return on average tangible common equity * (1)	20.70	17.70	17.17	16.20

Adjusted return on average assets * (1)	1.62%	1.49%	1.61%	1.31%
Adjusted return on average stockholders' equity * (1)	17.51	16.51	17.68	14.43
Adjusted return on average tangible common equity * (1)	21.29	17.96	21.34	15.67
_________________________________________________
*Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
For the three months ended September 30, 2023, net income was $19.7 million, increasing by $4.1 million, or 26.2%, when compared to net income for the three months ended September 30, 2022. Notable changes include the following:
•A $10.9 million increase in net interest income, primarily attributable to higher yields on interest-earning assets and the increase in average interest-earning assets following the Town and Country merger;
•There were no Town and Country acquisition-related expenses during the third quarter of 2023, compared to $0.5 million during the third quarter of 2022;
•Excluding Town and Country acquisition-related expenses, noninterest expense increased by $7.1 million primarily due to the addition of Town and Country's operations;
•Net losses of $0.8 million on the sale of $39.4 million of municipal securities were realized during the three months ended September 30, 2023, with the sales proceeds used to reduce FHLB borrowings and fund loan growth; and
•A $1.3 million increase in noninterest income, primarily attributable to a $0.8 million improvement in gains (losses) on foreclosed assets as well as the addition of Town and Country's operations which contributed to a $0.5 million increase in mortgage servicing income, a $0.3 million increase in wealth management fees, and a $0.2 million increase in card income.
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023, net income was $47.4 million, increasing by $4.1 million, or 9.4%, when compared to net income for the nine months ended September 30, 2022. Notable changes include the following:
•A $40.3 million increase in net interest income, primarily attributable to higher yields on interest-earning assets and the increase in average interest-earning assets following the Town and Country merger;
•Town and Country acquisition-related expenses totaled $13.7 million during the nine months ended September 30, 2023, including the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses, compared to $0.5 million during the nine months ended September 30, 2022;
•Net losses of $1.8 million on the sale of $185.3 million of securities were realized during the nine months ended September 30, 2023 with the sales proceeds used to reduce FHLB borrowings and fund loan growth; and
•Excluding Town and Country acquisition-related expenses, noninterest expense increased by $21.3 million primarily due to the addition of Town and Country’s operations.
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
The following tables set forth average balances, average yields and costs, and certain other information for the three and nine months ended September 30, 2023 and 2022. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,296,703	$50,712	6.10%	$2,481,920	$30,697	4.91%
Securities	1,324,686	7,429	2.22	1,470,092	7,842	2.12
Deposits with banks	77,595	714	3.65	105,030	458	1.73
Other	9,347	186	7.90	2,936	17	2.25
Total interest-earning assets	4,708,331	$59,041	4.97%	4,059,978	$39,014	3.81%
Allowance for credit losses	(38,317)			(24,717)
Noninterest-earning assets	294,818			173,461
Total assets	$4,964,832			$4,208,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,160,654	$761	0.26%	$1,137,072	$144	0.05%
Money market	683,859	2,041	1.18	577,388	203	0.14
Savings	639,384	249	0.15	649,752	53	0.03
Time	585,372	4,160	2.82	271,870	187	0.27
Total interest-bearing deposits	3,069,269	7,211	0.93	2,636,082	587	0.09
Securities sold under agreements to repurchase	33,807	35	0.41	50,427	9	0.07
Borrowings	157,908	2,108	5.30	11,967	85	2.80
Subordinated notes	39,444	470	4.72	39,365	470	4.73
Junior subordinated debentures issued to capital trusts	52,767	938	7.05	37,755	473	4.97
Total interest-bearing liabilities	3,353,195	$10,762	1.27%	2,775,596	$1,624	0.23%
Noninterest-bearing deposits	1,105,472			1,031,407
Noninterest-bearing liabilities	46,564			20,736
Total liabilities	4,505,231			3,827,739
Stockholders' Equity	459,601			380,983
Total liabilities and stockholders’ equity	$4,964,832			$4,208,722

Net interest income/Net interest margin (1)		$48,279	4.07%		$37,390	3.65%
Tax-equivalent adjustment (2)		675	0.06		674	0.07
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$48,954	4.13%		$38,064	3.72%
Net interest rate spread (4)			3.70%			3.58%
Net interest-earning assets (5)	$1,355,136			$1,284,382
Ratio of interest-earning assets to interest-bearing liabilities	1.40			1.46
Cost of total deposits			0.69%			0.06%
Cost of funds			0.96			0.17
_________________________________________________
*Annualized measure.
(1)Net interest margin represents net interest income divided by average total interest-earning assets.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Nine Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,183,641	$142,012	5.96%	$2,485,501	$86,687	4.66%
Securities	1,373,175	22,922	2.23	1,405,245	20,332	1.93
Deposits with banks	84,720	2,234	3.53	237,646	1,037	0.58
Other	8,457	420	6.64	2,829	50	2.36
Total interest-earning assets	4,649,993	$167,588	4.82%	4,131,221	$108,106	3.50%
Allowance for credit losses	(37,053)			(24,467)
Noninterest-earning assets	289,843			172,243
Total assets	$4,902,783			$4,278,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,204,937	$1,902	0.21%	$1,146,635	$430	0.05%
Money market	664,846	4,492	0.90	585,815	434	0.10
Savings	678,495	616	0.12	653,659	155	0.03
Time	463,937	6,898	1.99	289,000	643	0.30
Total interest-bearing deposits	3,012,215	13,908	0.62	2,675,109	1,662	0.08
Securities sold under agreements to repurchase	35,844	107	0.40	51,503	26	0.07
Borrowings	148,443	5,594	5.04	4,344	87	2.67
Subordinated notes	39,424	1,409	4.78	39,345	1,409	4.79
Junior subordinated debentures issued to capital trusts	51,054	2,582	6.76	37,738	1,231	4.36
Total interest-bearing liabilities	3,286,980	$23,600	0.96%	2,808,039	$4,415	0.21%
Noninterest-bearing deposits	1,123,917			1,060,566
Noninterest-bearing liabilities	46,310			21,883
Total liabilities	4,457,207			3,890,488
Stockholders' Equity	445,576			388,509
Total liabilities and stockholders’ equity	$4,902,783			4,278,997

Net interest income/Net interest margin (1)		$143,988	4.14%		$103,691	3.36%
Tax-equivalent adjustment (2)		2,092	0.06		1,801	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$146,080	4.20%		$105,492	3.41%
Net interest rate spread (4)			3.86%			3.29%
Net interest-earning assets (5)	$1,363,013			$1,323,182
Ratio of interest-earning assets to interest-bearing liabilities	1.41			1.47
Cost of total deposits			0.45%			0.06%
Cost of funds			0.72			0.15
_________________________________________________
*Annualized measure.
(1)Net interest margin represents net interest income divided by average total interest-earning assets.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.
(4)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$48,232	5.80%	$29,192	4.67%	$135,105	5.67%	$79,672	4.28%
Loan fees (excluding PPP loans)	1,176	0.14	1,030	0.16	3,466	0.15	3,309	0.18
PPP loan fees	—	—	106	0.02	1	—	1,487	0.08
Accretion of acquired loan discounts	1,143	0.14	253	0.04	2,964	0.12	696	0.04
Nonaccrual interest recoveries	161	0.02	116	0.02	476	0.02	1,523	0.08
Total loan interest income	$50,712	6.10%	$30,697	4.91%	$142,012	5.96%	$86,687	4.66%
_________________________________________________
*Annualized measure.
The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$48,232	4.06%	$29,192	2.85%	$135,105	3.89%	$79,672	2.58%
Loan fees (excluding PPP loans)	1,176	0.10	1,030	0.10	3,466	0.10	3,309	0.11
PPP loan fees	—	—	106	0.01	1	—	1,487	0.05
Accretion of acquired loan discounts	1,143	0.10	253	0.02	2,964	0.09	696	0.02
Nonaccrual interest recoveries	161	0.01	116	0.01	476	0.01	1,523	0.05
Securities	7,429	0.63	7,842	0.77	22,922	0.66	20,332	0.66
Deposits with banks	714	0.06	458	0.05	2,234	0.06	1,037	0.03
Other	186	0.01	17	—	420	0.01	50	—
Total interest income	59,041	4.97	39,014	3.81	167,588	4.82	108,106	3.50

Interest expense:
Deposits	7,211	0.60	587	0.06	13,908	0.40	1,662	0.06
Other interest-bearing liabilities	3,551	0.30	1,037	0.10	9,692	0.28	2,753	0.08
Total interest expense	10,762	0.90	1,624	0.16	23,600	0.68	4,415	0.14
Net interest income	48,279	4.07	37,390	3.65	143,988	4.14	103,691	3.36
Tax-equivalent adjustment (1)	675	0.06	674	0.07	2,092	0.06	1,801	0.05
Net interest income (tax-equivalent) (1) (2)	$48,954	4.13%	$38,064	3.72%	$146,080	4.20%	$105,492	3.41%
_________________________________________________
*Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

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

	Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022			Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$11,487	$8,528	$20,015	$27,757	$27,568	$55,325
Securities	(802)	389	(413)	(473)	3,063	2,590
Deposits with banks	(145)	401	256	(1,048)	2,245	1,197
Other	79	90	169	194	176	370
Total interest-earning assets	10,619	9,408	20,027	26,430	33,052	59,482

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	3	614	617	23	1,449	1,472
Money market	44	1,794	1,838	66	3,992	4,058
Savings	(1)	197	196	6	455	461
Time	439	3,534	3,973	602	5,653	6,255
Total interest-bearing deposits	485	6,139	6,624	697	11,549	12,246
Securities sold under agreements to repurchase	(4)	30	26	(10)	91	81
Borrowings	1,885	138	2,023	5,364	143	5,507
Subordinated notes	1	(1)	—	3	(3)	—
Junior subordinated debentures issued to capital trusts	226	239	465	528	823	1,351
Total interest-bearing liabilities	2,593	6,545	9,138	6,582	12,603	19,185
Change in net interest income	$8,026	$2,863	$10,889	$19,848	$20,449	$40,297
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
Net interest income for the three months ended September 30, 2023 was $48.3 million, increasing $10.9 million, or 29.1%, from the three months ended September 30, 2022. The increase is primarily attributable to the increase in average interest-earning assets following the Town and Country merger and higher yields on interest-earning assets.
Net interest margin increased to 4.07% for the three months ended September 30, 2023, compared to 3.65% for the three months ended September 30, 2022. The increase was primarily attributable to higher yields on interest-earning assets which were partially offset by increased funding costs, driven by significant increases in market rates since early 2022. Additionally, the contribution of acquired loan discount accretion to net interest margin increased to 10 basis points during the three months ended September 30, 2023, from 2 basis points during the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Net interest income for the nine months ended September 30, 2023 was $144.0 million, increasing $40.3 million, or 38.9%, from the nine months ended September 30, 2022. The increase is primarily attributable to higher yields on interest-earning assets and the increase in average interest-earning assets following the Town and Country merger.
Net interest margin increased to 4.14% for the nine months ended September 30, 2023, compared to 3.36% for the nine months ended September 30, 2022. The increase was primarily attributable to higher yields on interest-earning assets which were partially offset by increased funding costs, driven by significant increases in market rates since early 2022. Additionally, the contribution of acquired loan discount accretion to net interest margin increased to 9 basis points during the nine months ended September 30, 2023, from 2 basis points during the nine months ended September 30, 2022.
The quarterly net interest margins were as follows:

	2023	2022
Three months ended:
March 31	4.20%	3.08%
June 30	4.16	3.34
September 30	4.07	3.65
December 31	—	4.10
In March 2022, the Federal Open Markets Committee (“FOMC”) raised the target range for the federal funds rate to 0.25% to 0.50%, the first rate hike since December 2018. Since March 2022, the FOMC has raised the target range for the federal funds rate several times, leaving the target range for the federal funds rate at 5.25% to 5.50% as of September 30, 2023.
As a result, market interest rates have also risen since March 2022 which led to improvements in our net interest margin through the first quarter of 2023. Our net interest margin decreased modestly in the second and third quarters of 2023 as increased competition for deposits drove an increase in our funding costs. Competition for deposits continues to be elevated relative to 2022. As a result, deposit and funding costs have increased during 2023 compared to such costs in 2022, and we expect such costs to continue to increase during the remainder of 2023. Additionally, core deposits balances may decrease and be replaced by higher cost funding sources, such as FHLB advances and brokered deposits.

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

PROVISION FOR CREDIT LOSSES
Loans	$983	$386	$5,004	$(53)
Unfunded lending-related commitments	297	—	1,456	—
Debt securities	(800)	—	—	—
Total provision for credit losses	$480	$386	$6,460	$(53)
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The Company recorded a provision for credit losses of $0.5 million for the third quarter of 2023. The provision for credit losses primarily reflects a $0.9 million increase in required reserves driven by growth of the loan portfolio and unfunded commitments; a $0.8 million increase in required reserves resulting from changes in economic and qualitative factors; a $0.8 million decrease in reserves on debt securities available-for-sale, related to one bank subordinated debt security; a $0.5 million decrease in specific reserves on individually evaluated loans; and net recoveries of $0.1 million.
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
In connection with the Town and Country merger, we recognized an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million. Excluding the impact of the Town and Country merger, the remaining provision for credit losses primarily reflects a $1.8 million decrease in specific reserves on individually evaluated loans; a $1.8 million increase in required reserves driven by growth of the loan portfolio and unfunded commitments; a $0.4 million increase in required reserves resulting from changes in economic and qualitative factors; and net recoveries of $0.3 million.
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

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	2023	2022	$ Change

Card income	$2,763	$2,569	$194	$8,326	$7,687	$639
Wealth management fees	2,381	2,059	322	6,998	6,670	328
Service charges on deposit accounts	2,040	1,927	113	5,830	5,371	459
Mortgage servicing	1,169	697	472	3,522	2,016	1,506
Mortgage servicing rights fair value adjustment	23	351	(328)	(460)	2,446	(2,906)
Gains on sale of mortgage loans	476	354	122	1,125	1,267	(142)
Realized gains (losses) on sales of securities	(813)	—	(813)	(1,820)	—	(1,820)
Unrealized gains (losses) on equity securities	(46)	(107)	61	(61)	(447)	386
Gains (losses) on foreclosed assets	550	(225)	775	443	(192)	635
Gains (losses) on other assets	52	(31)	83	161	119	42
Income on bank owned life insurance	153	41	112	415	122	293
Other noninterest income	742	599	143	2,362	1,769	593
Total noninterest income	$9,490	$8,234	$1,256	$26,841	$26,828	$13
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
Total noninterest income for the three months ended September 30, 2023, was $9.5 million, an increase of $1.3 million, or 15.3%, from the three months ended September 30, 2022. Notable changes in noninterest income include the following:
•Net losses of $0.8 million were realized on the sale of $39.4 million of municipal debt securities during the third quarter of 2023 which were not present in the third quarter of 2022 results;
•A $0.6 million gain on foreclosed assets was recognized during the third quarter of 2023, primarily related to the sale of one property, compared to a $0.2 million loss on foreclosed assets during the third quarter of 2022;
•The addition of Town and Country's operations in the first quarter of 2023 contributed to a $0.5 million increase in mortgage servicing revenue, with the size of our existing mortgage servicing portfolio nearly doubling, a $0.3 million increase in wealth management fees, and a $0.2 million increase in card income; and
•A $0.3 million decrease in the mortgage servicing rights fair value adjustment, primarily due to changes in prepayment assumptions utilized in the valuations.
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Total noninterest income for the nine months ended September 30, 2023, was $26.8 million, nearly unchanged from the nine months ended September 30, 2022. Notable changes in noninterest income include the following:
•A $2.9 million change in the mortgage servicing rights fair value adjustment, primarily due to changes in prepayment assumptions utilized in the valuations;
•Net losses of $1.8 million were realized on the sale of $185.3 million of debt securities during the nine months ended September 30, 2023. The vast majority of the securities portfolio acquired from Town and Country was sold during the first quarter of 2023, and an additional $39.4 million of municipal debt securities were sold during the third quarter of 2023;
•The addition of Town and Country's operations in the first quarter of 2023 contributed to a $1.5 million increase in mortgage servicing revenue, with the size of our existing mortgage servicing portfolio nearly doubling, a $0.6 million increase in card income, a $0.5 million increase in service charges on deposit accounts, and a $0.3 million increase in wealth management fees; and
•A $0.4 million gain on foreclosed assets was recognized during 2023, primarily related to the sale of one property, compared to a $0.2 million loss on foreclosed assets during 2022.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	2023	2022	$ Change

Salaries	$15,644	$12,752	$2,892	$51,715	$38,489	$13,226
Employee benefits	2,616	1,771	845	7,658	6,199	1,459
Occupancy of bank premises	2,573	1,979	594	7,460	5,780	1,680
Furniture and equipment	667	668	(1)	2,135	1,843	292
Data processing	2,581	1,631	950	9,787	5,274	4,513
Marketing and customer relations	1,679	880	799	3,874	2,936	938
Amortization of intangible assets	720	243	477	1,950	733	1,217
FDIC insurance	512	302	210	1,705	888	817
Loan collection and servicing	345	336	9	971	771	200
Foreclosed assets	76	97	(21)	234	260	(26)
Other noninterest expense	3,258	3,339	(81)	13,088	8,824	4,264
Total noninterest expense	$30,671	$23,998	$6,673	$100,577	$71,997	$28,580
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
Total noninterest expense for the three months ended September 30, 2023, was $30.7 million, an increase of $6.7 million, or 27.8%, from the three months ended September 30, 2022. Notable changes in noninterest expense include the following:
•There were no Town and Country acquisition-related expenses for the three months ended September 30, 2023, but such expenses totaled $0.5 million for the three months ended September 30, 2022;
•Excluding Town and Country acquisition-related expenses, the $7.1 million increase in noninterest expense was mainly attributable to the addition of Town and Country's operations, primarily related to personnel costs, occupancy of bank premises, and data processing; and
•A $0.8 million increase in marketing and customer relations expense.
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Total noninterest expense for the nine months ended September 30, 2023, was $100.6 million, an increase of $28.6 million, or 39.7%, from the nine months ended September 30, 2022. Notable changes in noninterest expense include the following:
•Town and Country acquisition-related noninterest expenses totaled $7.8 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively;
•Excluding Town and Country acquisition-related expenses, the $21.3 million increase in noninterest expense was mainly attributable to the addition of Town and Country’s operations, primarily related to personnel costs, occupancy of bank premises, and data processing; and
•Legal fees of $0.8 million and accruals of $0.8 million related to pending legal matters previously disclosed were incurred during the second quarter of 2023 which were not present in the 2022 results. Settlements have been reached with plaintiffs in these matters which are now pending final court approval.

Income Taxes
During the three months ended September 30, 2023 and 2022, we recorded income tax expense of $6.9 million, or an effective tax rate of 25.9%, and $5.6 million, or an effective tax rate of 26.4%, respectively. During the nine months ended September 30, 2023 and 2022, we recorded income tax expense of $16.4 million, or an effective tax rate of 25.7%, and $15.3 million, or an effective tax rate of 26.1%, respectively. The fluctuations in effective tax rate are primarily attributable to lower overall state income taxes and changes in the proportion of federally tax-exempt interest income to pre-tax income.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	September 30, 2023	December 31, 2022	$ Change	% Change

Consolidated Balance Sheet Information
Cash and cash equivalents	$111,913	$114,159	$(2,246)	(2.0)%
Debt securities available-for-sale, at fair value	753,163	843,524	(90,361)	(10.7)
Debt securities held-to-maturity	527,144	541,600	(14,456)	(2.7)
Loans held for sale	3,563	615	2,948	479.3

Loans, before allowance for credit losses	3,342,786	2,620,253	722,533	27.6
Less: allowance for credit losses	38,863	25,333	13,530	53.4
Loans, net of allowance for credit losses	3,303,923	2,594,920	709,003	27.3

Goodwill	59,820	29,322	30,498	104.0
Intangible assets, net	21,402	1,070	20,332	1,900.2
Other assets	210,840	161,524	49,316	30.5
Total assets	$4,991,768	$4,286,734	$705,034	16.4%

Total deposits	$4,198,068	$3,587,024	$611,044	17.0%
Securities sold under agreements to repurchase	28,900	43,081	(14,181)	(32.9)
Borrowings	177,650	160,000	17,650	11.0
Subordinated notes	39,454	39,395	59	0.1
Junior subordinated debentures	52,774	37,780	14,994	39.7
Other liabilities	38,671	45,822	(7,151)	(15.6)
Total liabilities	4,535,517	3,913,102	622,415	15.9
Total stockholders' equity	456,251	373,632	82,619	22.1
Total liabilities and stockholders' equity	$4,991,768	$4,286,734	$705,034	16.4%

Tangible assets (1)	$4,910,546	$4,256,342	$654,204	15.4%
Tangible common equity (1)	375,029	343,240	31,789	9.3

Core deposits (1)	$3,967,155	$3,559,866	$407,289	11.4%

Share and Per Share Information
Book value per share	$14.36	$12.99
Tangible book value per share (1)	11.80	11.94

Shares of common stock outstanding	31,774,140	28,752,626

Balance Sheet Ratios
Loan to deposit ratio	79.63%	73.05%
Core deposits to total deposits (1)	94.50	99.24
Stockholders' equity to total assets	9.14	8.72
Tangible common equity to tangible assets (1)	7.64	8.06
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•The Town and Country merger added $937.2 million in total assets, $635.4 million in loans held for investment, and $720.4 million in deposits;
•Excluding the impact of the Town and Country merger, loan growth since December 31, 2022 was broad-based with total loans increasing $87.2 million;
•Following the Town and Country merger, $145.8 million of the securities acquired from Town and Country were sold with the sales proceeds used to reduce FHLB borrowings and fund loan growth, and an additional $39.4 million of municipal securities were sold during the third quarter of 2023;
•Additionally, paydowns, maturities and calls of debt securities generated another $74.6 million of proceeds which were used to reduce FHLB borrowings and fund loan growth; and
•Excluding the impact of the Town and Country merger, total deposits decreased $109.4 million primarily attributable to decreases in balances held in existing smaller balance accounts, partially offset by the addition of $115.0 million of brokered deposits.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$386,933	11.6%	$266,757	10.2%
Commercial real estate - owner occupied	297,242	8.9	218,503	8.3
Commercial real estate - non-owner occupied	901,929	27.0	713,202	27.2
Construction and land development	371,158	11.1	360,824	13.8
Multi-family	388,742	11.6	287,865	11.0
One-to-four family residential	488,655	14.6	338,253	12.9
Agricultural and farmland	275,239	8.2	237,746	9.1
Municipal, consumer, and other	232,888	7.0	197,103	7.5
Loans, before allowance for credit losses	3,342,786	100.0%	2,620,253	100.0%
Allowance for credit losses	(38,863)		(25,333)
Loans, net of allowance for credit losses	$3,303,923		$2,594,920
Loans, before allowance for credit losses were $3.34 billion at September 30, 2023, an increase of $722.5 million, or 27.6%, from December 31, 2022. Excluding the impact of the Town and Country merger, total loans increased $87.2 million, or 3.3%, with the following notable changes:
•The relative percent decrease in construction and land development loans was generally driven by the completion of a number of sizeable projects that are now amortizing and have been moved into other real estate loan categories, including the commercial real estate - non-owner occupied and multi-family categories;
•The increase in commercial and industrial loans was driven by new loan fundings and the purchase of three pools of loans totaling $49.9 million. Two pools include equipment finance loans purchased from a bank that originated the loans through its equipment finance division. These loans are to borrowers across multiple industries and geographic regions. The remaining pool is a 50% participation in a pool of loans originated by a financial services company with a long-standing history of originating loans to healthcare and professional service borrowers. These loans are to borrowers across multiple geographic regions; and
•Seasonally higher agricultural line of credit usage further contributed to loan growth.

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of September 30, 2023. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$204,207	$148,503	$34,223	$—	$386,933
Commercial real estate - owner occupied	34,905	146,465	107,379	8,493	297,242
Commercial real estate - non-owner occupied	110,609	559,662	225,682	5,976	901,929
Construction and land development	185,707	164,006	21,369	76	371,158
Multi-family	31,553	286,438	68,783	1,968	388,742
One-to-four family residential	50,626	193,438	122,249	122,342	488,655
Agricultural and farmland	116,683	108,723	45,311	4,522	275,239
Municipal, consumer, and other	69,460	64,735	72,128	26,565	232,888
Total	$803,750	$1,671,970	$697,124	$169,942	$3,342,786
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$39,186	$7,335	$46,521	$136,205	$182,726
Commercial real estate - owner occupied	34,499	39,762	74,261	188,076	262,337
Commercial real estate - non-owner occupied	119,511	32,358	151,869	639,451	791,320
Construction and land development	82,323	1,422	83,745	101,706	185,451
Multi-family	43,372	37,932	81,304	275,885	357,189
One-to-four family residential	80,807	72,131	152,938	285,091	438,029
Agricultural and farmland	2,427	11,889	14,316	144,240	158,556
Municipal, consumer, and other	35,812	20,917	56,729	106,699	163,428
Total	$437,937	$223,746	$661,683	$1,877,353	$2,539,036

Nonperforming Assets
The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

(dollars in thousands)	September 30, 2023	December 31, 2022

NONPERFORMING ASSETS
Nonaccrual	$6,678	$2,155
Past due 90 days or more, still accruing (1)	—	1
Total nonperforming loans	6,678	2,156
Foreclosed assets	1,519	3,030
Total nonperforming assets	$8,197	$5,186

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$1,968	$133

Allowance for credit losses	$38,863	$25,333
Loans, before allowance for credit losses	3,342,786	2,620,253

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.16%	0.97%
Allowance for credit losses to nonaccrual loans	581.96	1,175.55
Allowance for credit losses to nonperforming loans	581.96	1,175.00
Nonaccrual loans to loans, before allowance for credit losses	0.20	0.08
Nonperforming loans to loans, before allowance for credit losses	0.20	0.08
Nonperforming assets to total assets	0.16	0.12
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.25	0.20
_________________________________________________
(1)Prior to 2023, excludes loans acquired with deteriorated credit quality that are past due 90 or more days and accruing. Such loans totaled $145 thousand as of December 31, 2022.
Total nonperforming assets were $8.2 million at September 30, 2023, increasing by $3.0 million since December 31, 2022. The increase was primarily attributable to the Town and Country merger which added $3.8 million in nonaccrual loans and $0.3 million of foreclosed assets, partially offset by the payoff of several smaller credits and sale of one larger foreclosed property.

Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022

Pass	$3,184,165	$2,479,488
Pass-watch	90,359	66,934
Substandard	68,262	73,831
Doubtful	—	—
Total	$3,342,786	$2,620,253
Pass-watch loans increased $23.4 million, or 35.0%, and substandard loans decreased $5.6 million, or 7.5%, from December 31, 2022 to September 30, 2023. The increase in pass-watch loans was primarily attributable to pass-watch loans acquired from Town and Country. The decrease in substandard loans was primarily attributable to a $12.4 million substandard relationship in the commercial real estate – non-owner occupied category which paid off during the second quarter of 2023, as well as several other smaller paydowns and payoffs, partially offset by substandard loans acquired from Town and Country.

Net Charge-offs and Recoveries
The following table summarizes net charge-offs (recoveries) to average loans, before allowance for credit losses, by loan category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Net charge-offs (recoveries)
Commercial and industrial	$1	$11	$(30)	$(733)
Commercial real estate - owner occupied	—	(1)	(11)	(101)
Commercial real estate - non-owner occupied	156	(3)	(82)	(273)
Construction and land development	(44)	(1)	(52)	(1)
Multi-family	(280)	—	(280)	—
One-to-four family residential	(32)	(42)	(101)	(256)
Agricultural and farmland	(2)	—	(4)	—
Municipal, consumer, and other	135	96	264	187
Total	$(66)	$60	$(296)	$(1,177)

Average loans, before allowance for credit losses
Commercial and industrial	$393,231	$233,046	$360,233	$271,136
Commercial real estate - owner occupied	291,969	212,997	290,025	220,463
Commercial real estate - non-owner occupied	895,384	675,086	867,277	687,024
Construction and land development	360,319	348,958	366,372	329,781
Multi-family	378,775	265,690	360,842	254,836
One-to-four family residential	492,094	327,272	471,483	328,199
Agricultural and farmland	264,110	235,273	247,598	232,762
Municipal, consumer, and other	220,821	183,598	219,811	161,300
Total	$3,296,703	$2,481,920	$3,183,641	$2,485,501

Charge-offs (recoveries) to average loans, before allowance for credit losses *
Commercial and industrial	—%	0.02%	(0.01)%	(0.36)%
Commercial real estate - owner occupied	—	—	(0.01)	(0.06)
Commercial real estate - non-owner occupied	0.07	—	(0.01)	(0.05)
Construction and land development	(0.05)	—	(0.02)	—
Multi-family	(0.29)	—	(0.10)	—
One-to-four family residential	(0.03)	(0.05)	(0.03)	(0.10)
Agricultural and farmland	—	—	—	—
Municipal, consumer, and other	0.24	0.21	0.16	0.16
Total	(0.01)%	0.01%	(0.01)%	(0.06)%
_________________________________________________
*Annualized measure.
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

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of September 30, 2023, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	September 30, 2023
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$30,058	1.56%	$—	—%	$30,058	1.56%
Municipal	4,091	2.78	2,643	3.74	6,734	3.16
Mortgage-backed:
Agency residential	54	2.69	—	—	54	2.69
Agency commercial	6,376	3.38	—	—	6,376	3.38
Total	$40,579	1.97%	$2,643	3.74%	$43,222	2.08%

Due after 1 year through 5 years
U.S. Treasury	$99,538	1.27%	$—	—%	$99,538	1.27%
U.S. government agency	46,372	2.57	17,411	1.94	63,783	2.40
Municipal	45,710	1.91	16,804	3.11	62,514	2.23
Mortgage-backed:
Agency residential	14,078	2.77	8,286	1.62	22,364	2.34
Agency commercial	60,338	1.70	33,301	2.85	93,639	2.11
Corporate	21,914	4.94	—	—	21,914	4.94
Total	$287,950	2.02%	$75,802	2.57%	$363,752	2.14%

Due after 5 years through 10 years
U.S. Treasury	$40,155	1.53%	$—	—%	$40,155	1.53%
U.S. government agency	9,111	2.30	67,937	2.60	77,048	2.56
Municipal	134,278	1.77	17,313	3.46	151,591	1.96
Mortgage-backed:
Agency residential	72,319	2.11	3,531	3.51	75,850	2.17
Agency commercial	36,428	1.83	226,404	1.87	262,832	1.87
Corporate	33,735	4.14	—	—	33,735	4.14
Total	$326,026	2.08%	$315,185	2.14%	$641,211	2.11%

Due after 10 years
U.S. government agency	$—	—%	$3,094	2.83%	$3,094	2.83%
Municipal	47,365	1.72	2,584	3.39	49,949	1.81
Mortgage-backed:
Agency residential	111,098	2.96	86,298	3.66	197,396	3.27
Agency commercial	39,778	2.29	41,538	1.86	81,316	2.07
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$200,241	2.55%	$133,514	3.07%	$333,755	2.76%

Total
U.S. Treasury	$169,751	1.38%	$—	—%	$169,751	1.38%
U.S. government agency	55,483	2.53	88,442	2.48	143,925	2.50
Municipal	231,444	1.80	39,344	3.32	270,788	2.03
Mortgage-backed:
Agency residential	197,549	2.63	98,115	3.48	295,664	2.92
Agency commercial	142,920	1.97	301,243	1.98	444,163	1.98
Corporate	57,649	4.45	—	—	57,649	4.45
Total	$854,796	2.17%	$527,144	2.44%	$1,381,940	2.27%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended September 30,						Percent Change in Average Balance
	2023			2022
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,105,472	26.5%	—%	$1,031,407	28.1%	—%	7.2%
Interest-bearing demand	1,160,654	27.8	0.26	1,137,072	31.0	0.05	2.1
Money market	683,859	16.4	1.18	577,388	15.8	0.14	18.4
Savings	639,384	15.3	0.15	649,752	17.7	0.03	(1.6)
Total non-maturity deposits	3,589,369	86.0	0.34	3,395,619	92.6	0.05	5.7
Time	585,372	14.0	2.82	271,870	7.4	0.27	115.3
Total deposits	$4,174,741	100.0%	0.69%	$3,667,489	100.0%	0.06%	13.8%

	Nine Months Ended September 30,						Percent Change in Average Balance
	2023			2022
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,123,917	27.2%	—%	$1,060,566	28.4%	—%	6.0%
Interest-bearing demand	1,204,937	29.1	0.21	1,146,635	30.7	0.05	5.1
Money market	664,846	16.1	0.90	585,815	15.7	0.10	13.5
Savings	678,495	16.4	0.12	653,659	17.5	0.03	3.8
Total non-maturity deposits	3,672,195	88.8	0.26	3,446,675	92.3	0.04	6.5
Time	463,937	11.2	1.99	289,000	7.7	0.30	60.5
Total deposits	$4,136,132	100.0%	0.45%	$3,735,675	100.0%	0.06%	10.7%
_________________________________________________
*Annualized measure.
The increase in average deposits balances in 2023 compared to 2022 are primarily attributable to the Town and Country merger which added $576.8 million of non-maturity deposits and $143.6 million in time deposits on February 1, 2023. Recent increases in market interest rates have increased competition for deposits. As a result, deposit costs have and are expected to continue to increase during 2023, relative to 2022, and core deposits balances may decrease. Additionally, outgoing core deposits may be replaced by higher cost funding sources, such as FHLB advances and brokered deposits.

The following table sets forth time deposits by remaining maturity as of September 30, 2023:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time deposits:
Amounts less than $100,000	$46,386	$141,889	$136,841	$52,182	$377,298
Amounts of $100,000 or more but less than $250,000	36,487	40,472	86,034	23,376	186,369
Amounts of $250,000 or more	25,867	33,484	47,831	8,758	115,940
Total time deposits	$108,740	$215,845	$270,706	$84,316	$679,607
As of September 30, 2023 and December 31, 2022, the Bank’s uninsured deposits were estimated to be $876.0 million and $739.0 million, respectively.
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
As of September 30, 2023, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of September 30, 2023, the Bank had no material commitments for capital expenditures.
Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of September 30, 2023, the Holding Company had cash and cash equivalents of $13.0 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Holding Company’s ability to meet its ongoing short-term cash obligations. During the three months ended September 30, 2023 and 2022, the Bank paid $12.0 million and $6.0 million in dividends to the Holding Company, respectively. During the nine months ended September 30, 2023 and 2022, the Bank paid $52.0 million and $18.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended September 30, 2023 and 2022, holding company operating expenses consisted of interest expense of $1.4 million and $0.9 million, respectively, and other operating expenses of $1.2 million and $1.4 million, respectively. During the nine months ended September 30, 2023 and 2022, holding company operating expenses consisted of interest expense of $4.0 million and $2.6 million, respectively, and other operating expenses of $4.6 million and $4.0 million, respectively.
Additionally, the Holding Company paid $5.4 million and $4.6 million of dividends to stockholders during the three months ended September 30, 2023 and 2022, respectively, and paid $16.4 million and $14.0 million of dividends to stockholders during the nine months ended September 30, 2023 and 2022, respectively. The Holding Company also paid $38.0 million in cash consideration in the acquisition of Town and Country during the first quarter of 2023.
As of September 30, 2023, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of September 30, 2023, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of September 30, 2023, the Holding Company had no material commitments for capital expenditures.
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
In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of September 30, 2023 and December 31, 2022, the capital conservation buffer requirement was 2.5% of risk-weighted assets.
As of September 30, 2023 and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	September 30, 2023	December 31, 2022	For Capital Adequacy Purposes With Capital Conversation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	15.09%	16.27%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	13.18	14.23	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	11.88	13.07	7.00	N/A
Tier 1 Capital (to Average Assets)	10.34	10.48	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	14.78%	15.43%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	13.89	14.63	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	13.89	14.63	7.00	6.50
Tier 1 Capital (to Average Assets)	10.89	10.78	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A Not applicable.
As of September 30, 2023, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
During 2022, the Company paid quarterly cash dividends of $0.16 per share. On January 24, 2023, the Company announced an increase of $0.01 and paid a $0.17 per share dividend through the third quarter of 2023.
Stock Repurchase Program
Under the Company’s stock repurchase program, the Company repurchased 91,728 shares of its common stock at a weighted average price of $18.48 during the three months ended September 30, 2023. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2024. As of September 30, 2023, the Company had $7.6 million remaining under the current stock repurchase authorization.
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
Adjusted Net Income
•Net income, with the following adjustments:
-excludes acquisition expenses,
-excludes branch closure expenses,
-excludes charges related to termination of certain employee benefit plans,
-excludes net earnings (losses) from closed or sold operations,
-excludes realized gains (losses) on sales of closed branch premises,
-excludes realized gains (losses) on sales of securities,
-excludes mortgage servicing rights fair value adjustment, and
-the income tax effect of these pre-tax adjustments.

•Enhances comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects.
•We also sometimes refer to ratios that include Adjusted Net Income, such as:
-Adjusted Return on Average Assets, which is Adjusted Net Income divided by average assets.
-Adjusted Return on Average Equity, which is Adjusted Net Income divided by average equity.
-Adjusted Earnings Per Share - Basic, which is Adjusted Net Income allocated to common shares divided by weighted average common shares outstanding.
-Adjusted Earnings Per Share – Diluted, which is Adjusted Net Income allocated to common shares divided by weighted average common shares outstanding, including all dilutive potential shares.

Net Interest Income (Tax Equivalent Basis)	•Net interest income adjusted for the tax-favored status of tax-exempt loans and securities. (1)
•We believe the tax equivalent basis is the preferred industry measurement of net interest income.
•Enhances comparability of net interest income arising from taxable and tax-exempt sources.
•We also sometimes refer to Net Interest Margin (Tax Equivalent Basis), which is Net Interest Income (Tax Equivalent Basis) divided by average interest-earning assets.

Efficiency Ratio (Tax Equivalent Basis)	•Noninterest expense less amortization of intangible assets divided by the sum of net interest income (tax equivalent basis) and noninterest income. (1)
•Provides a measure of productivity in the banking industry.
•Calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue.

_________________________________________________
(1)Tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Non-GAAP Financial Measure	Definition	How the Measure Provides Useful Information to Investors
Tangible Common Equity to Tangible Assets	•Tangible Common Equity is total stockholders’ equity less goodwill and other intangible assets. •Tangible Assets is total assets less goodwill and other intangible assets.
•Generally used by investors, our management, and banking regulators to evaluate capital adequacy.
•Facilitates comparison of our earnings with the earnings of other banking organization with significant amounts of goodwill or intangible assets.
•We also sometimes refer to ratios that include Tangible Common Equity, such as:
-Tangible Book Value Per Share, which is Tangible Common Equity divided by shares of common stock outstanding.
-Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	•Total deposits, excluding: -Time deposits of $250,000 or more, and -Brokered deposits	•Provides investors with information regarding the stability of the Company’s sources of funds. •We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Net income	$19,715	$15,627	$47,396	$43,316
Adjustments:
Acquisition expenses (1)	—	(462)	(13,691)	(462)
Gains (losses) on sales of closed branch premises	—	(38)	75	141
Realized gains (losses) on sales of securities	(813)	—	(1,820)	—
Mortgage servicing rights fair value adjustment	23	351	(460)	2,446
Total adjustments	(790)	(149)	(15,896)	2,125
Tax effect of adjustments	226	(80)	4,382	(728)
Total adjustments after tax effect	(564)	(229)	(11,514)	1,397
Adjusted net income	$20,279	$15,856	$58,910	$41,919

Average assets	$4,964,832	$4,208,722	$4,902,783	$4,278,997

Return on average assets *	1.58%	1.47%	1.29%	1.35%
Adjusted return on average assets *	1.62	1.49	1.61	1.31
_________________________________________________
*Annualized measure.
(1)Includes recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million in connection with the Town and Country merger during the first quarter of 2023.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022

Numerator:
Net income	$19,715	$15,627	$47,396	$43,316
Earnings allocated to participating securities (1)	(10)	(17)	(26)	(51)
Numerator for earnings per share - basic and diluted	$19,705	$15,610	$47,370	$43,265

Adjusted net income	$20,279	$15,856	$58,910	$41,919
Earnings allocated to participating securities (1)	(10)	(17)	(33)	(49)
Numerator for adjusted earnings per share - basic and diluted	$20,269	$15,839	$58,877	$41,870

Denominator:
Weighted average common shares outstanding	31,829,250	28,787,662	31,598,650	28,887,757
Dilutive effect of outstanding restricted stock units	137,187	72,643	102,574	56,761
Weighted average common shares outstanding, including all dilutive potential shares	31,966,437	28,860,305	31,701,224	28,944,518

Earnings per share - Basic	$0.62	$0.54	$1.50	$1.50
Earnings per share - Diluted	$0.62	$0.54	$1.49	$1.49

Adjusted earnings per share - Basic	$0.64	$0.55	$1.86	$1.45
Adjusted earnings per share - Diluted	$0.63	$0.55	$1.86	$1.45
_________________________________________________
(1)The Company has granted certain restricted stock units that contain non-forfeitable rights to dividend equivalents. Such restricted stock units are considered participating securities. As such, we have included these restricted stock units in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure – Net Interest Income and Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Net interest income (tax-equivalent basis)
Net interest income	$48,279	$37,390	$143,988	$103,691
Tax-equivalent adjustment (1)	675	674	2,092	1,801
Net interest income (tax-equivalent basis) (1)	$48,954	$38,064	$146,080	$105,492

Net interest margin (tax-equivalent basis)
Net interest margin *	4.07%	3.65%	4.14%	3.36%
Tax-equivalent adjustment * (1)	0.06	0.07	0.06	0.05
Net interest margin (tax-equivalent basis) * (1)	4.13%	3.72%	4.20%	3.41%

Average interest-earning assets	$4,708,331	$4,059,978	$4,649,993	$4,131,221
_________________________________________________
*Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Efficiency ratio (tax-equivalent basis)
Total noninterest expense	$30,671	$23,998	$100,577	$71,997
Less: amortization of intangible assets	720	243	1,950	733
Adjusted noninterest expense	$29,951	$23,755	$98,627	$71,264

Net interest income	$48,279	$37,390	$143,988	$103,691
Total noninterest income	9,490	8,234	26,841	26,828
Operating revenue	57,769	45,624	170,829	130,519
Tax-equivalent adjustment (1)	675	674	2,092	1,801
Operating revenue (tax-equivalent basis) (1)	$58,444	$46,298	$172,921	$132,320

Efficiency ratio	51.85%	52.07%	57.73%	54.60%
Efficiency ratio (tax-equivalent basis) (1)	51.25	51.31	57.04	53.86
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	September 30, 2023	December 31, 2022

Tangible Common Equity
Total stockholders' equity	$456,251	$373,632
Less: Goodwill	59,820	29,322
Less: Intangible assets, net	21,402	1,070
Tangible common equity	$375,029	$343,240

Tangible Assets
Total assets	$4,991,768	$4,286,734
Less: Goodwill	59,820	29,322
Less: Intangible assets, net	21,402	1,070
Tangible assets	$4,910,546	$4,256,342

Total stockholders' equity to total assets	9.14%	8.72%
Tangible common equity to tangible assets	7.64	8.06

Shares of common stock outstanding	31,774,140	28,752,626

Book value per share	$14.36	$12.99
Tangible book value per share	11.80	11.94
Reconciliation of Non-GAAP Financial Measure – Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Average Tangible Common Equity
Total stockholders' equity	$459,601	$380,983	$445,576	$388,509
Less: Goodwill	59,875	29,322	56,406	29,322
Less: Intangible assets, net	21,793	1,356	20,005	1,597
Average tangible common equity	$377,933	$350,305	$369,165	$357,590

Net income	$19,715	$15,627	$47,396	$43,316
Adjusted net income	20,279	15,856	58,910	41,919

Return on average stockholders' equity *	17.02%	16.27%	14.22%	14.91%
Return on average tangible common equity *	20.70	17.70	17.17	16.20

Adjusted return on average stockholders' equity *	17.51%	16.51%	17.68%	14.43%
Adjusted return on average tangible common equity *	21.29	17.96	21.34	15.67
_________________________________________________
*Annualized measure.
Reconciliation of Non-GAAP Financial Measure - Core Deposits

(dollars in thousands)	September 30, 2023	December 31, 2022

Core Deposits
Total deposits	$4,198,068	$3,587,024
Less: time deposits of $250,000 or more	115,940	27,158
Less: brokered deposits	114,973	—
Core deposits	$3,967,155	$3,559,866

Core deposits to total deposits	94.50%	99.24%

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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
September 30, 2023
+400	7.5%	6.5%	10.4%
+300	7.1	4.6	7.7
+200	6.2	2.6	5.1
+100	4.0	0.7	2.3
-100	(5.5)	(4.7)	(6.1)
-200	(12.9)	(7.8)	(11.2)
-300	(9.7)	(10.7)	(16.6)
-400	2.4	(12.5)	(19.9)

December 31, 2022
+400	11.9%	8.7%	12.7%
+300	11.0	6.9	10.5
+200	8.7	4.8	7.6
+100	5.3	2.5	4.2
-100	(7.9)	(4.0)	(5.9)
-200	(19.5)	(9.6)	(13.6)
-300	(27.0)	(14.7)	(20.5)

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On December 20, 2022, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $15.0 million of its common stock. The stock repurchase program will be in effect until January 1, 2024 with the timing of purchases and number of shares repurchased dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program may be suspended or discontinued at any time without notice.
The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2023	19,632	$18.59	19,632	$8,906
August 1 - 31, 2023	34,996	18.81	34,996	8,248
September 1 - 30, 2023	37,100	18.12	37,100	7,576
Total	91,728	$18.48	91,728	$7,576
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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
_________________________________________________
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

HBT FINANCIAL, INC.

November 3, 2023	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)