Form 10-K
period 2023-12-31
HBT Financial, Inc.
filed 2024-03-06
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________
Commission file number: 001-39085
HBT Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1117216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 North Hershey Rd Bloomington, Illinois 61704	(309) 662-4444
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HBT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $240.1 million, determined using a per share closing price for the registrant’s common stock on that date of $18.44, as quoted on The Nasdaq Global Select Market.
As of February 23, 2024, there were 31,643,206 shares outstanding of the registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of HBT Financial, Inc. to be filed within 120 days of December 31, 2023.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings, and liquidity. Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan" or similar expressions. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:
•the strength of the local, state, national, and international economies (including effects of inflationary pressures and supply chain constraints);
•the economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or other threats thereof (including the Israeli-Palestinian conflict and the Russian invasion of Ukraine), or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
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
•changes in interest rates and prepayment rates of the Company’s assets (including potential changes in interest rates by the Federal Reserve);
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
•our success at managing the risks involved in the foregoing items; and
•the factors discussed in Part I, Item 1A “Risk Factors”, Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations", or elsewhere in this Annual Report on Form 10-K.
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

PART I
ITEM 1.    BUSINESS
COMPANY OVERVIEW
HBT Financial, Inc. (the “Company” or "HBT Financial"), a Delaware corporation incorporated in 1982, is a bank holding company headquartered in Bloomington, Illinois that has elected to be regulated as a financial holding company. As of December 31, 2023, we had total assets of $5.1 billion, loans held for investment of $3.4 billion, and total deposits of $4.4 billion. Through our bank subsidiary, Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”), we provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and Eastern Iowa. The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “HBT.”
The roots of our Company can be traced back to 1920 when M.B. Drake, the grandfather of our Executive Chairman, Fred Drake, helped found a community bank in Cornland, Illinois. The Drake family went on to operate several banks throughout Central Illinois, and in 1982, George Drake (M.B.'s son and Fred's father) incorporated the Company as one of the first multi-bank holding companies in Illinois. Since that time, we have grown both organically and through the successful integration of more than a dozen community bank acquisitions.
The foundation for our success has been built upon a steadfast commitment to our core operating principles:
•Prioritize safety and soundness. We engage in safe and sound banking practices that preserve the asset quality of our balance sheet and protect our deposit base.
•Maintain strong profitability. We have produced consistently strong earnings even through challenging cycles such as the 2008-2009 global financial crisis as well as the COVID-19 pandemic.
•Continue disciplined growth. We have a strong track record of successful organic and acquisitive growth with our seasoned senior management team.
•Uphold our Midwestern values. We convey the values of the Midwest through hard work and perseverance. We serve our customers attentively; provide development opportunities and rewards for our staff; and generate positive returns for our stockholders.
TOWN AND COUNTRY FINANCIAL CORPORATION ACQUISITION
On February 1, 2023, HBT Financial completed its acquisition of Town and Country Financial Corporation (“Town and Country”), the holding company for Town and Country Bank. The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois and expanded our footprint into metro-east St. Louis. At the time of acquisition, Town and Country Bank operated ten full-service branch locations which began operating as branches of Heartland Bank. The core system conversion was successfully completed in April 2023. After considering business combination accounting adjustments, Town and Country added total assets of $937.2 million, total loans held for investment of $635.4 million, and total deposits of $720.4 million.
Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million. Goodwill of $30.5 million was recorded in the acquisition.
NXT BANCORPORATION, INC. ACQUISITION
On October 1, 2021, HBT Financial completed its acquisition of NXT Bancorporation, Inc. (“NXT”), the holding company for NXT Bank. The acquisition expanded our footprint into Eastern Iowa and provided an opportunity to utilize our excess liquidity at the time to replace NXT’s higher cost funding. The four locations acquired from NXT began operating as branches of Heartland Bank following the merger and systems conversion of NXT Bank into Heartland Bank in December 2021. After considering business combination accounting adjustments, NXT added total assets of $239.9 million, total loans of $194.6 million, and total deposits of $181.6 million.

Total consideration consisted of 1.8 million shares of HBT Financial’s common stock and $10.6 million in cash. Based upon the closing price of HBT Financial common stock of $16.27 on October 1, 2021, the aggregate consideration was approximately $39.9 million. Goodwill of $5.7 million was recorded in the acquisition.
PRODUCTS AND SERVICES
Our products and services are primarily deposit, lending, and ancillary products that offer a broad range of options to meet the financial needs of consumers, businesses, and municipal entities. We continue to enhance our digital banking suite of products so that all consumer and commercial customers can do their banking at their convenience, through their channels of choice.
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
Agriculture and Farmland
With our roots in rural Illinois communities, we have a long history of financing agriculture production and land. We originate loans to agriculture producers for input costs, equipment, and land. Most of our agriculture loans are to family farms growing corn and soybeans.
One-to-Four Family Residential
These loans include both owner-occupied and non-owner occupied one-to-four family homes and condominiums. They consist of first mortgage amortizing loans, second mortgage amortizing loans, and home equity lines of credit, primarily originated by our lenders through our branch network on properties in the communities that we serve.
Deposit Products and Services
We offer traditional bank deposit account services as well as digital banking services tailored to meet the needs of today's deposit consumers. Our deposit accounts consist of noninterest-bearing demand deposits, interest-bearing transaction accounts, money market accounts, savings accounts, certificates of deposits, HSA, and IRA accounts. Our digital banking services include online banking, mobile banking, digital payments, and personal financial management tools. We also provide small business and commercial checking accounts and related services such as treasury management.
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
Residential Mortgage Origination and Servicing
We originate one-to-four family residential mortgage loans primarily through our mortgage lenders within our branch network. To a lesser extent, we purchase loans originated by smaller, rural market banks in Illinois. We sell conventional loans to both Freddie Mac and Fannie Mae and retain the servicing for substantially all those loans. We also originate FHA, VA, and Rural Development loans.
MARKET AREA
As of December 31, 2023, our branch network included 67 full-service branch locations in throughout Illinois and Eastern Iowa. We hold a leading deposit market share in many of our markets in Central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Our long history of providing relationship-based, personal banking services; the successful integration of several strategic in-market acquisitions; and a relatively small presence of money center and super-regional banks in our mid-sized markets has enabled us to maintain meaningful market share in these markets.
Our management team believes our diverse footprint in both urban and rural markets positions us well relative to our competition in terms of access to both high quality, stable funding sources and loan growth opportunities in attractive markets. We consider ourselves to be well positioned to meet the needs of commercial and retail customers through our branch network, our comprehensive suite of banking and wealth management products, and our commitment to building and maintaining customer relationships.
BUSINESS STRATEGY
We intend to pursue the following strategies that we believe will continue to drive growth while maintaining our high levels of asset quality and profitability:
Preserve Strong Ties to our Communities
Our community banking approach stems from our Midwestern values—hard work and perseverance. We attentively serve our customers and provide development opportunities and rewards to our staff. Our senior management team lives and works in the communities we serve, allowing us to deliver banking solutions tailored to our target customers' needs. This dedication strengthens our presence and drives growth in our markets. The quality of our comprehensive suite of products and services coupled with our relationship-based approach to banking contribute meaningfully to our growth and success.
Deploy Excess Deposit Funding into Loan Growth Opportunities
Our strong market share in our core mid-sized markets provides a stable source of attractive funding. Our management believes our scale in these mid-sized markets and the relative scarcity of money center banking institutions operating in them creates a highly defensible market position whereby we can continue to maintain our funding cost advantage relative to our peers. We believe the Chicago MSA provides significant opportunities for loan growth. Many competitors in this market are money center or super-regional banks, and we believe our responsive, local decision-making provides a competitive advantage over these larger, more bureaucratic institutions. Further, we could benefit from continued market disruption in the Chicago MSA, caused by recent significant bank acquisitions, by acquiring talent and customers experiencing displacement.

Maintain a Prudent Approach to Credit Underwriting
Robust underwriting and pricing standards have been a hallmark of the Company and continue to serve as a central tenet of our banking strategy even as we grow our loan portfolio in newer markets. We intend to prudently deploy our excess funding and liquidity into assets that optimize risk-adjusted returns with minimal losses. Further, we believe our history of maintaining strong asset quality and minimal levels of problem assets even through the global financial crisis confirms the effectiveness of our strong credit underwriting.
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
HUMAN CAPITAL RESOURCES
Employees
At December 31, 2023, we had 844 full-time equivalent employees. Our employees are not represented by a collective bargaining unit, and we consider our working relationship with our employees to be good. At December 31, 2023, our average tenure was 7.1 years.
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
Our most direct competition for deposits has historically come from commercial banks and credit unions. We face increasing competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies.
Financial technology companies are becoming a more direct threat to traditional financial institutions as they begin to offer deposit accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and online lending platforms alongside their core product offerings.
We seek to meet this competition by emphasizing relationship-based service, efficient decision-making tailored to individual needs, and offering robust digital functionality.
We continue to see strong competition for new loan production, including competitive pressures on loan rates and terms. Competition for deposit customers was minimal in 2020 and 2021, given the excess liquidity at most financial institutions, but increased substantially during 2022 and 2023, as the Federal Reserve started to raise short-term interest rates. Continued loan and deposit pricing pressure may affect our financial results in the future.
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
SUPERVISION AND REGULATION
General
FDIC-insured institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes, and by the regulations and policies of various bank regulatory agencies, including the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service (the “IRS”) and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.
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
The Basel III Rule
The U.S. bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (the “Basel III Rule”). The Basel III reforms established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are both subject to the Basel III Rule.
Basel III also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital, and it required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule requires minimum capital ratios as follows:
•A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, institutions that want to make capital distributions (including for dividends and repurchases of stock), and pay discretionary bonuses to executive officers without restriction, also must maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
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
Under the capital regulations of the Federal Reserve, in order to be well capitalized, a banking organization must maintain:
•A ratio of Common Equity Tier 1 Capital to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or more.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
As of December 31, 2023: (i) the Bank was not subject to a directive from the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well-capitalized. The Company also is in compliance with the capital conservation buffer.

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
Acquisitions, Activities and Financial Holding Company Election
The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company, or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.
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
At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In the semiannual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline. Based on this update, the FDIC approved an increase in initial base deposit insurance assessment rate schedules by two basis points, applicable to all insured depository institutions. The increase was effective on January 1, 2023, applicable to the first quarterly assessment period of the 2023 assessment (January 1 through March 31, 2023).
In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits.
Supervisory Assessments
All Illinois-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2023, the Bank paid supervisory assessments to the IDFPR totaling $0.3 million.
Capital Requirements
Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.
Liquidity Requirements
Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank.
The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more intermediate and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
Although these tests do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments.
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
Community Reinvestment Act Requirements
The Community Reinvestment Act of 1977 ("CRA") requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.
On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”), some of which is effective on April 1, 2024. The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii)

to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. Management of the Bank is assessing the impact of the CRA Rule on its CRA lending and investment activities in its markets.
In 2022, the Bank, like all Illinois chartered banks, became subject to state level CRA standards, following passage of the Illinois Community Reinvestment Act (the “Illinois CRA”). This means that, in addition to the federal CRA review, the Bank will be reviewed by the IDFPR to assess the Bank’s record of meeting the credit needs of its communities. Like the potential impact under the federal CRA, applications for additional acquisitions or activities would be affected by the evaluation of the Bank’s effectiveness in meeting its Illinois CRA requirements.
Anti-Money Laundering
The Bank Secrecy Act ( “BSA”) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering / Countering the Financing of Terrorism (“AML/CFT”) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes.
The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
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
Concentrations in Commercial Real Estate
Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years, or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. On December 18, 2023, the FDIC issued a statement to reemphasize the importance of strong capital, appropriate credit loss allowance levels, and robust credit risk-management practices for institutions with CRE concentrations. As of December 31, 2023, the Bank did not exceed these guidelines.
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
Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by one-to-four family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and the CFPB’s enabling rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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
SUMMARY

Risk Factor	Description
•Credit Risks	Borrowers or counterparties may be unable or unwilling to repay their obligations to us in accordance with the underlying contractual terms which could lead to unexpected losses.
•Interest Rate Risks	Fluctuations in interest rates may reduce our earnings or the value of our financial instruments.
•Liquidity Risks	An inability to obtain liquid funds at a reasonable price to timely meet our financial obligations may have a material adverse impact on our operations and jeopardize our business.
•Technology and Cybersecurity Risks	Our business is highly dependent upon secure and uninterrupted information technology systems. A disruption or breach to these systems may have a material adverse impact on our business.
•Legal and Regulatory Compliance Risks	The banking industry is highly regulated. Failure to comply with regulatory capital requirements, changes in the United States’ monetary policy, legislative and regulatory actions taken now or in the future regarding the financial services industry, financial reform legislation and increased regulatory rigor around consumer protection mortgage-related issues, or federal, state and local consumer lending laws may adversely impact us.
•Business Strategy	Our strategy of pursuing growth via suitable acquisitions exposes us to heightened operational risks and could have a material adverse impact on our financial condition, results of operations, and growth prospects.
•Ownership of Our Common Stock	Our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016, has significant influence over us, and its interests could conflict with those of our other stockholders.
•External Risks	Adverse changes in the economic conditions, particularly such changes in the Illinois and Iowa markets we operate, may adversely impact our borrowers and our business.

CREDIT RISKS
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or our market areas, specifically, experience a material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. In general, these risks have increased as a result of the recent increases in prevailing interest rates, which have potentially increased the risk of a near-term decline in growth or an economic downturn.
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Moreover, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as the impact of catastrophic events on certain industries.A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.
The small to midsized businesses to which we lend may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to mid-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, can have less access to capital sources and loan facilities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management talents and efforts of one person or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate or any of our borrowers otherwise are affected by adverse business developments, our small to mid-sized borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our results of operations and financial condition.
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
The majority of our loan portfolio consists of commercial and regulatory CRE loans, which may have a higher degree of risk than some other types of loans.
Commercial and regulatory CRE loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market or a challenging business and economic environment may increase our risk related to commercial and commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Economic events, including decreases in office occupancy following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. Our commercial operating loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial or regulatory CRE loans could have a material adverse impact on our financial condition and results of operations.

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
Our loan portfolio includes loans to agricultural producers and loans secured by farmland. In addition, our commercial loan portfolio includes loans to farm implement dealerships, grain elevators and other businesses that provide products and services to agricultural producers. The success of our agricultural loans, and commercial loans serving the agriculture industry, may be adversely affected by many factors outside the control of the borrower, including:
•adverse weather conditions, adverse impacts of climate change, restrictions on water supply or other conditions that prevent the planting of a crop or limit crop yields, or that affect crop harvesting;
•loss of crops or livestock due to disease or other factors;
•declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;
•increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);
•adverse changes in interest rates, currency exchange rates, agricultural land values or other factors that may affect delinquency levels and credit losses on agricultural loans;
•the impact of government policies and regulations (including changes in price supports, subsidies, government-sponsored crop insurance, minimum ethanol content requirements for gasoline, tariffs, trade barriers and health and environmental regulations);
•access to technology and the successful implementation of production technologies; and
•changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.
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
Additionally, an increase in interest rates may, among other things, reduce the demand for loans, increase the cost of deposit and wholesale funding, reduce our ability to originate loans and decrease prepayments on our loan and securities portfolio. Conversely, a decrease in the general level of interest rates may, among other things, decrease our net interest margin and increase prepayments on our loan and securities portfolios. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.
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
An increase in market interest rates may affect the fair value of our securities portfolio, potentially reducing accumulated other comprehensive income or earnings. The fair value of these investments may also be affected by factors other than the underlying performance of the issuer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity for certain investment securities. In addition, we may sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from the recent increases in the prevailing interest rates.
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
In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to fight elevated levels of inflation. The Federal Reserve is mandated to pursue the goals of maximum employment and price stability, and beginning in March 2022 it made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy. This has helped drive a significant increase in prevailing interest rates and, while this increased our net interest income, it also led to $105.5 million of unrealized losses in the available-for-sale debt securities portfolio during the year ended December 31, 2022, which negatively affected our tangible book value per share. Some of this unrealized loss reversed during the year ended December 31, 2023 with a $16.9 million unrealized gain on debt securities available-for-sale. Higher interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.
Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation; record-high U.S. credit card debt; increasing delinquencies in mortgages, auto loans, and credit cards; geopolitical developments, such as Russia's invasion of Ukraine and the Israeli-Palestinian conflict; tight labor market conditions; and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may continue to raise interest rates or maintain them at elevated levels, which may negatively impact the entire national economy. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.
LIQUIDITY RISKS
Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, which could require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.
In addition to our deposit base, our liquidity is provided by cash from operations and investment maturities, redemptions and sales as well as cash flow from loan prepayments and maturing loans that are not renewed. When needed, additional liquidity is sometimes provided by our ability to borrow from the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago (the "FHLB"), through federal funds lines with our correspondent banks, and through other wholesale funding sources including brokered certificates of deposits or deposits placed with the Certificate of Deposit Account Registry Service. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with other banks and FinTechs for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity. For example, as customer deposit levels have decreased over the past two years, we have observed that the sensitivity of market deposit rates to changes in prevailing interest rates has increased.
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
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our customers, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, including as a result of increasingly sophisticated methods of conducting cyber-attacks, including those employing artificial intelligence. Moreover, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.
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
It may also be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking and card processing services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition or results of operations.
Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described above or herein, including as a result of increasingly sophisticated methods of conducting cyber-attacks, including those employing artificial intelligence, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.
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
Our use of third-party vendors for certain information systems is subject to increasingly demanding regulatory requirements and attention by our bank regulators. Regulatory guidance requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. If our regulators conclude that we have not exercised adequate oversight and control over our third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.
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
Federal law requires a bank holding company to act as a source of financial and managerial strength to its subsidiary bank, and to commit resources to support such subsidiary bank. Under the "source of strength" doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the Company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection into the Bank could be more difficult and expensive to obtain and could have an adverse effect on our business, financial condition and results of operations.
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
The CRA requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of their entire communities, including low and moderate income areas. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See "Supervision and Regulation—Supervision and Regulation of the Bank—Community Reinvestment Act Requirements".
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
Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.
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
In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security regulations and laws requiring varying levels of consumer notification in the event of a security breach and/or requirements to disclose to consumers information collected about them. Also, federal legislators and regulators are increasingly pursuing new guidelines, laws and regulations, including with respect to the use of artificial intelligence by financial institutions and service providers, that, if adopted, could further restrict how we collect, use, share and secure consumer information, which could impact some of our current or planned business initiatives. The interpretation of many of these statutes and regulations is evolving in the courts and administrative agencies and an inability or failure to comply with them may have an adverse impact on our business.
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
In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities or the prior business activities of a company acquired by us. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, results of operations, financial condition and cash flows.
See “Note 22 – Commitments and Contingencies – Legal Contingencies” to the consolidated financial statements for additional information regarding certain legal actions and litigation to which we are subject, including a discussion of potential losses and related accruals.

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
Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or issue debt or additional equity. In addition to the general risks associated with any growth plans, acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;
•inaccuracies in the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution. If the actual results fall short or exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected;
•the ability to finance an acquisition and possible dilution to existing stockholders;
•the failure to realize some or all of the anticipated transaction benefits within the expected time frame, or ever;

•compliance and legal risks associated with acquiring unfamiliar customers, products and services, and branches in new geographical markets; and
•risks associated with integrating the operations and personnel of the acquired business in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues resulting from any loss of customers.
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
As of December 31, 2023, our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016 (“the Voting Trust”), owned approximately 54.3% of the outstanding shares of our common stock and its trustee is our Executive Chairman. As a result, the Voting Trust is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The Voting Trust may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Even if the Voting Trust’s ownership of our shares falls below a majority, the Voting Trust may continue to be able to influence or effectively control our decisions.

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
As of the date of this report, the Voting Trust controls a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain stock exchange corporate governance requirements, including:
•the requirement that a majority of the board of directors consists of independent directors;
•the requirement that nominating and corporate governance matters be decided solely by independent directors; and
•the requirement that executive and officer compensation matters be decided solely by independent directors.
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. The shares of our common stock held by each of our executive officers and directors and the trustee of the Voting Trust may be sold in accordance with the volume, manner of sale, and other limitations under Rule 144, and may also be sold pursuant to a Registration Statement on Form S-3 filed by the Company, which was declared effective by the SEC on April 19, 2023.

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
Our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:
•authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders, if the Voting Trust ceases to own more than 35% of our outstanding common stock;
•provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•prohibit stockholders from calling special meetings of stockholders.
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
Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; pandemics; climate change; acts of terrorism or war (including the Israeli-Palestinian conflict and the Russian invasion of Ukraine); or a combination of these or other factors.
Continued elevated levels of inflation could adversely impact our business and results of operations.
The United States has recently experienced elevated levels of inflation. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if interest rates were to rise in response to elevated levels of inflation, the value of our securities and loan portfolios may be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.
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
The Company’s business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and our customers, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including, but not limited to:
•operational risk from the physical effects of climate events on the Company and our customers’ facilities and other assets;
•credit risk from borrowers with significant exposure to climate risk;
•legal and regulatory compliance risk as our regulators, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change, both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities; and
•reputational risk from stakeholder concerns about the Company’s practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.
The risks associated with climate change are changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. The Company could experience increased expenses resulting from strategic planning, litigation, technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to the Company’s response to climate change and its climate change strategy, which, in turn, could have a material negative impact on business, results of operations, and financial condition.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including through the employees, customers and other individuals who are authorized to use them, and bad actors use a sophisticated and constantly evolving set of software, tools and strategies to do so. Moreover, the nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue.
Accordingly, we have long devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, including:
•internal resources who are responsible for conducting regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;
•continuous monitoring tools that can detect and help respond to cybersecurity threats in real-time;
•performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;
•third-party cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes; and
•periodic cybersecurity training for our workforce.
This information security program is a key part of our overall risk management system, which is administered by our Chief Risk Officer. The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all of our lines of business and geographic locations.
From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations and financial condition.
Our management team is responsible for the day-to-day management of risks we face, including our Chief Information Officer. Our current Chief Information Officer has over 20 years of technology experience, including 15 years in Banking.
In addition, our board of directors is responsible for the oversight of risk management. In that role, our board of directors, with support from the Company’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, our board of directors receive reports from our management team regarding cybersecurity risks, and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity incidents. These reports are delivered at least quarterly, with additional information and trainings provided at least twice per year.
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
As of February 23, 2024, HBT Financial, Inc. had approximately 122 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividends
During 2023, we paid quarterly cash dividends of $0.17 per share on our common stock. The quarterly cash dividend was increased to $0.19 per share on January 23, 2024. We expect to continue our policy of paying quarterly cash dividends. Our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.
Issuer Purchases of Equity Securities
On December 21, 2022, the Company’s board of directors approved a stock repurchase program that authorized the Company to repurchase up to $15 million of its common stock which expired on January 1, 2024 (the “2023 Repurchase Plan”). On December 19, 2023, the Company’s board of directors approved a new stock repurchase program that took effect upon the expiration of the old stock repurchase program and expires on January 1, 2025 (the “2024 Repurchase Plan”). The 2024 Repurchase Plan authorizes the Company to repurchase up to $15 million of its common stock. The timing of purchases and number of shares repurchased are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program could be suspended or discontinued at any time without notice.
The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
October 1 - 31, 2023	78,312	$17.94	78,312	$6,171
November 1 - 30, 2023	—	—	—	6,171
December 1 - 31, 2023	—	—	—	6,171
Total	78,312	$17.94	78,312	$6,171	(1)
__________________________________
(1)As of December 31, 2023, there was $6.2 million left under the 2023 Repurchase Plan, which expired on January 1, 2024. There are no longer any shares subject to repurchase under the 2023 Repurchase Plan. The 2024 Repurchase Plan took effect upon the expiration of the 2023 Repurchase Plan, and there remains $15.0 million in common stock subject to repurchase thereunder.
Unregistered Sales of Equity Securities
None.

Stock Performance Graph
The performance graph and table below compares the cumulative total return on the Company’s common stock from October 11, 2019 (the date of the Company’s IPO and listing on the Nasdaq Global Select Market) through December 31, 2023, with the cumulative total return of: (a) the Russell 2000 Index which reflects a broad equity market index and (b) the S&P 600 Small Cap Bank Index. The performance graph and table assume an initial investment of $100 and reinvestment of dividends. Returns are presented on a total return basis.
COMPARISON OF CUMULATIVE TOTAL RETURN

$180
$160
$140
$120
$100
$80
$60
Index Value
10/11/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
HBT Financial, Inc.
Russell 2000
S&P 600 Small Cap Bank Index

Index	October 11, 2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
HBT Financial, Inc.	$100.00	$122.20	$101.97	$130.55	$141.07	$157.53
Russell 2000	100.00	110.74	132.84	152.53	121.36	141.90
S&P 600 Small Cap Bank Index	100.00	111.20	97.80	132.76	122.30	120.21
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
Management’s discussion and analysis should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 “Business”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Part II, Item 8 “Financial Statements and Supplementary Data”. Detailed discussion and analysis of the financial condition and results of operation for 2023 as compared to 2022 can be found below.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to businesses, families, and local governments throughout Illinois and Eastern Iowa. As of December 31, 2023, the Company had total assets of $5.1 billion, loans held for investment of $3.4 billion, and total deposits of $4.4 billion.
Market Area
As of December 31, 2023, our branch network included 67 full-service branch locations throughout Illinois and Eastern Iowa. We hold a leading deposit share in many of our Central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,693,794	$3,094,305	$1,024,015	$2,239,030
Chicago MSA	1,406,348	1,197,865	1,294,327	1,216,423
Illinois	3,100,142	4,292,170	2,318,342	3,455,453
Iowa	304,275	109,267	301,911	131,571
Total	$3,404,417	$4,401,437	$2,620,253	$3,587,024
Acquisitions
The Company incurred the following pre-tax acquisition expenses:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

PROVISION FOR CREDIT LOSSES (1)	$5,924	$—	$—
NONINTEREST EXPENSE
Salaries	3,584	—	65
Furniture and equipment	39	—	18
Data processing	2,031	304	355
Marketing and customer relations	24	—	12
Loan collection and servicing	125	—	11
Legal fees and other noninterest expense	1,964	788	955
Total noninterest expense	7,767	1,092	1,416
Total acquisition-related expenses	$13,691	$1,092	$1,416
_________________________________________________
(1)Includes recognition of an allowance for credit losses on non-purchase credit deteriorated ("non-PCD") loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million in connection with the Town and Country merger during the first quarter of 2023 in accordance with ASC 326 which was adopted on January 1, 2023.

Town and Country Financial Corporation
On February 1, 2023, HBT Financial completed its acquisition of Town and Country, the holding company for Town and Country Bank. The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois and expanded our footprint into metro-east St. Louis. At the time of acquisition, Town and Country Bank operated ten full-service branch locations which began operating as branches of Heartland Bank. The core system conversion was successfully completed in April 2023. After considering business combination accounting adjustments, Town and Country added total assets of $937.2 million, total loans held for investment of $635.4 million, and total deposits of $720.4 million.
Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million. Goodwill of $30.5 million was recorded in the acquisition.
NXT Bancorporation, Inc.
On October 1, 2021, HBT Financial completed its acquisition of NXT Bancorporation, Inc. (“NXT”), the holding company for NXT Bank. The acquisition expanded our footprint into Eastern Iowa with four locations that began operating as branches of Heartland Bank following the merger and system conversion of NXT Bank into Heartland Bank in December 2021. After considering business combination accounting adjustments, NXT added total assets of $239.9 million, total loans of $194.6 million, and total deposits of $181.6 million.
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

RESULTS OF OPERATIONS
Overview of Recent Financial Results
The following table presents selected financial results and measures:

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021

Total interest and dividend income	$228,999	$153,054	$128,223
Total interest expense	37,927	7,180	5,820
Net interest income	191,072	145,874	122,403
Provision for credit losses	7,573	(706)	(8,077)
Net interest income after provision for credit losses	183,499	146,580	130,480
Total noninterest income	36,046	34,717	37,328
Total noninterest expense	130,964	105,107	91,246
Income before income tax expense	88,581	76,190	76,562
Income tax expense	22,739	19,734	20,291
Net income	$65,842	$56,456	$56,271

Adjusted net income (1)	$78,182	$55,805	$56,840

Net interest income (tax-equivalent basis) (1) (2)	$193,830	$148,373	$124,431

Share and Per Share Information
Earnings per share - Diluted	$2.07	$1.95	$2.02
Adjusted earnings per share - Diluted (1)	2.46	1.93	2.04

Weighted average shares of common stock outstanding	31,626,308	28,853,697	27,795,806

Summary Ratios
Net interest margin	4.09%	3.54%	3.18%
Net interest margin (tax-equivalent basis) (1) (2)	4.15	3.60	3.23
Yield on loans	6.04	4.91	4.68
Yield on interest-earning assets	4.90	3.72	3.33
Cost of interest-bearing liabilities	1.14	0.26	0.23
Cost of total deposits	0.60	0.07	0.07
Cost of funds	0.86	0.19	0.16

Efficiency ratio	56.49%	57.72%	56.46%
Efficiency ratio (tax-equivalent basis) (1) (2)	55.81	56.93	55.76

Return on average assets	1.34%	1.32%	1.41%
Return on average stockholders' equity	14.60	14.73	14.81
Return on average tangible common equity (1)	17.63	16.02	15.95

Adjusted return on average assets (1)	1.59%	1.31%	1.43%
Adjusted return on average stockholders' equity (1)	17.34	14.56	14.95
Adjusted return on average tangible common equity (1)	20.94	15.83	16.12
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
For the year ended December 31, 2023, net income was $65.8 million, increasing by $9.4 million, or 16.6%, when compared to net income for the year ended December 31, 2022. Notable changes include the following:
•A $45.2 million increase in net interest income, primarily attributable to the increase in average interest-earning assets following the Town and Country merger and higher yields on interest-earning assets, partially offset by higher funding costs;
•Town and Country acquisition-related expenses totaled $13.7 million during the year ended December 31, 2023, including the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses, compared to $1.1 million of acquisition-related expenses during the year ended December 31, 2022;
•Net losses of $1.8 million on the sale of $185.3 million of securities were realized during the year ended December 31, 2023 with the sales proceeds used to reduce FHLB borrowings and fund loan growth; and
•Excluding Town and Country acquisition-related expenses, noninterest expense increased by $19.2 million primarily due to the addition of Town and Country’s operations.
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
The following table sets forth average balances, average yields and costs, and certain other information. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
(dollars in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost

ASSETS
Loans	$3,231,736	$195,197	6.04%	$2,514,549	$123,478	4.91%	$2,271,544	$106,284	4.68%
Securities	1,350,528	30,187	2.24	1,403,016	27,937	1.99	1,148,900	21,348	1.86
Deposits with banks	84,544	3,020	3.57	197,030	1,541	0.78	422,828	527	0.12
Other	8,217	595	7.24	3,529	98	2.77	3,201	64	2.01
Total interest-earning assets	4,675,025	$228,999	4.90%	4,118,124	$153,054	3.72%	3,846,473	$128,223	3.33%
Allowance for credit losses	(37,504)			(24,703)			(27,999)
Noninterest-earning assets	290,383			176,452			162,064
Total assets	$4,927,904			$4,269,873			$3,980,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,188,680	$3,130	0.26%	$1,141,402	$607	0.05%	$1,024,888	$518	0.05%
Money market	669,118	7,352	1.10	582,514	813	0.14	521,366	437	0.08
Savings	661,424	1,033	0.16	650,385	208	0.03	595,887	188	0.03
Time	481,466	10,784	2.24	283,232	883	0.31	295,788	1,329	0.45
Brokered	52,724	2,836	5.38	—	—	—	—	—	—
Total interest-bearing deposits	3,053,412	25,135	0.82	2,657,533	2,511	0.09	2,437,929	2,472	0.10
Securities sold under agreements to repurchase	35,450	255	0.72	51,554	36	0.07	50,104	34	0.07
Borrowings	139,817	7,128	5.10	26,468	967	3.65	1,653	9	0.54
Subordinated notes	39,434	1,879	4.76	39,355	1,879	4.77	39,275	1,879	4.78
Junior subordinated debentures issued to capital trusts	51,489	3,530	6.86	37,746	1,787	4.73	37,680	1,426	3.79
Total interest-bearing liabilities	3,319,602	$37,927	1.14%	2,812,656	$7,180	0.26%	2,566,641	$5,820	0.23%
Noninterest-bearing deposits	1,113,300			1,051,187			1,004,757
Noninterest-bearing liabilities	44,074			22,724			29,060
Total liabilities	4,476,976			3,886,567			3,600,458
Stockholders' Equity	450,928			383,306			380,080
Total liabilities and stockholders’ equity	$4,927,904			4,269,873			3,980,538

Net interest income/Net interest margin (1)		$191,072	4.09%		$145,874	3.54%		$122,403	3.18%
Tax-equivalent adjustment (2)		2,758	0.06		2,499	0.06		2,028	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$193,830	4.15%		$148,373	3.60%		$124,431	3.23%
Net interest rate spread (4)			3.76%			3.46%			3.10%
Net interest-earning assets (5)	$1,355,423			$1,305,468			$1,279,832
Ratio of interest-earning assets to interest-bearing liabilities	1.41			1.46			1.50
Cost of total deposits			0.60%			0.07%			0.07%
Cost of funds			0.86			0.19			0.16
_________________________________________________
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Interest	Yield Contribution	Interest	Yield Contribution	Interest	Yield Contribution

Contractual interest	$185,772	5.75%	$113,775	4.52%	$90,647	3.99%
Loan fees (excluding PPP loans)	4,584	0.14	4,454	0.18	3,840	0.17
PPP loan fees	2	—	1,488	0.06	9,181	0.40
Accretion of acquired loan discounts	4,136	0.13	933	0.04	1,102	0.05
Nonaccrual interest recoveries	703	0.02	2,828	0.11	1,514	0.07
Total loan interest income	$195,197	6.04%	$123,478	4.91%	$106,284	4.68%

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Interest	Net Interest Margin Contribution	Interest	Net Interest Margin Contribution	Interest	Net Interest Margin Contribution

Interest income:
Contractual interest on loans	$185,772	3.97%	$113,775	2.76%	$90,647	2.35%
Loan fees (excluding PPP loans)	4,584	0.10	4,454	0.11	3,840	0.10
PPP loan fees	2	—	1,488	0.04	9,181	0.24
Accretion of acquired loan discounts	4,136	0.09	933	0.02	1,102	0.03
Nonaccrual interest recoveries	703	0.02	2,828	0.07	1,514	0.04
Securities	30,187	0.65	27,937	0.68	21,348	0.56
Interest-bearing deposits in bank	3,020	0.06	1,541	0.04	527	0.01
Other	595	0.01	98	—	64	—
Total interest income	228,999	4.90	153,054	3.72	128,223	3.33

Interest expense:
Deposits	25,135	0.54	2,511	0.07	2,472	0.06
Other interest-bearing liabilities	12,792	0.27	4,669	0.11	3,348	0.09
Total interest expense	37,927	0.81	7,180	0.18	5,820	0.15
Net interest income	191,072	4.09	145,874	3.54	122,403	3.18
Tax-equivalent adjustment (1)	2,758	0.06	2,499	0.06	2,028	0.05
Net interest income (tax-equivalent) (1) (2)	$193,830	4.15%	$148,373	3.60%	$124,431	3.23%
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

	Year Ended December 31, 2023 vs. Year Ended December 31, 2022			Year Ended December 31, 2022 vs. Year Ended December 31, 2021
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$39,701	$32,018	$71,719	$11,755	$5,439	$17,194
Securities	(1,075)	3,325	2,250	4,977	1,612	6,589
Deposits with banks	(1,312)	2,791	1,479	(418)	1,432	1,014
Other	224	273	497	7	27	34
Total interest-earning assets	37,538	38,407	75,945	16,321	8,510	24,831

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	26	2,497	2,523	61	28	89
Money market	139	6,400	6,539	56	320	376
Savings	4	821	825	17	3	20
Time	1,007	8,894	9,901	(54)	(392)	(446)
Brokered	2,836	—	2,836	—	—	—
Total interest-bearing deposits	4,012	18,612	22,624	80	(41)	39
Securities sold under agreements to repurchase	(15)	234	219	1	1	2
Borrowings	5,640	521	6,161	694	264	958
Subordinated notes	4	(4)	—	4	(4)	—
Junior subordinated debentures issued to capital trusts	781	962	1,743	3	358	361
Total interest-bearing liabilities	10,422	20,325	30,747	782	578	1,360
Change in net interest income	$27,116	$18,082	$45,198	$15,539	$7,932	$23,471
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Net interest income for the year ended December 31, 2023 was $191.1 million, increasing $45.2 million, or 31.0%, from the year ended December 31, 2022. The increase is primarily attributable to the increase in average interest-earning assets following the Town and Country merger and higher yields on interest-earning assets, partially offset by higher funding costs.
Net interest margin increased to 4.09% for the year ended December 31, 2023, compared to 3.54% for the year ended December 31, 2022. The increase was primarily attributable to higher yields on interest-earning assets which were partially offset by increased funding costs, driven by significant increases in market rates since early 2022. Additionally, the contribution of acquired loan discount accretion to net interest margin increased to 9 basis points during the year ended December 31, 2023, from 2 basis points during the year ended December 31, 2022.

The quarterly net interest margins were as follows:

	2023	2022	2021
Three months ended:
March 31	4.20%	3.08%	3.25%
June 30	4.16	3.34	3.14
September 30	4.07	3.65	3.18
December 31	3.93	4.10	3.17
In March 2020, the Federal Open Markets Committee (“FOMC”), in response to the economic downturn caused by the COVID-19 pandemic, lowered the target range for the federal funds rate to 0% to 0.25% and announced the Federal Reserve would substantially increase its Treasury and agency mortgage-backed securities holdings. This resulted in a historically low interest rate environment which lasted through the rest of 2020 and into 2021, putting downward pressure on our net interest margin over the same period.
The FOMC began raising interest rates in March 2022 and continued raising interest rates until setting the target range for the federal funds rate at 5.25% to 5.50% in its July 2023 meeting. As a result, market interest rates have also risen since March 2022 which led to improvements in our net interest margin through the first quarter of 2023. Our net interest margin decreased modestly beginning in the second quarter of 2023 as increased competition for deposits drove an increase in our funding costs. Competition for deposits continues to be elevated relative to 2022. As a result, deposit and funding costs have increased during 2023 compared to such costs in 2022 and could continue to increase. Additionally, core deposits balances may decrease and be replaced by higher cost funding sources, such as FHLB advances and brokered deposits.
Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

PROVISION FOR CREDIT LOSSES
Loans	$6,665	$(706)	$(8,077)
Unfunded lending-related commitments	908	—	—
Total provision for credit losses	$7,573	$(706)	$(8,077)
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
In connection with the Town and Country merger, we recognized an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million. Excluding the impact of the Town and Country merger, the remaining provision for credit losses primarily reflects a $2.4 million increase in required reserves driven by growth of and changes in the loan portfolio and unfunded commitments, a $1.4 million increase in required reserves resulting from changes in economic and qualitative factors, and a $2.1 million decrease in specific reserves on individually evaluated loans.
Credit losses are highly dependent on current and forecast economic conditions. Potential deterioration of economic conditions may lead to higher credit losses and adversely impact our financial condition and results of operations. The economic forecasts utilized in estimating the allowance for credit losses on loans and lending-related unfunded commitments include the unemployment rate and changes in GDP as macroeconomic variables, although other economic metrics are considered on a qualitative basis.

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Year Ended December 31,				Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change

Card income	$11,043	$10,329	$714	6.9%	$10,329	$9,734	$595	6.1%
Wealth management fees	9,883	9,155	728	8.0	9,155	8,384	771	9.2
Service charges on deposit accounts	7,846	7,072	774	10.9	7,072	6,080	992	16.3
Mortgage servicing	4,678	2,609	2,069	79.3	2,609	2,825	(216)	(7.6)
Mortgage servicing rights fair value adjustment	(1,615)	2,153	(3,768)	NM	2,153	1,690	463	27.4
Gains on sale of mortgage loans	1,526	1,461	65	4.4	1,461	5,846	(4,385)	(75.0)
Realized gains (losses) on sales of securities	(1,820)	—	(1,820)	NM	—	—	—	—
Unrealized gains (losses) on equity securities	160	(414)	574	NM	(414)	107	(521)	NM
Gains (losses) on foreclosed assets	501	(314)	815	NM	(314)	310	(624)	NM
Gains (losses) on other assets	166	136	30	22.1	136	(723)	859	NM
Income on bank owned life insurance	573	164	409	249.4	164	41	123	300.0
Other noninterest income	3,105	2,366	739	31.2	2,366	3,034	(668)	(22.0)
Total	$36,046	$34,717	$1,329	3.8%	$34,717	$37,328	$(2,611)	(7.0)%
_________________________________________________
NM    Not meaningful.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Total noninterest income for the year ended December 31, 2023, was $36.0 million, an increase of $1.3 million, or 3.8%, from the year ended December 31, 2022. Notable changes in noninterest income include the following:
•A $3.8 million decrease in the mortgage servicing rights fair value adjustment, primarily due to changes in prepayment assumptions utilized in the valuations;
•Net losses of $1.8 million were realized on the sale of $185.3 million of debt securities during the year ended December 31, 2023. The vast majority of the securities portfolio acquired from Town and Country was sold during the first quarter of 2023 with an additional $39.4 million of municipal debt securities sold during the third quarter of 2023;
•The addition of Town and Country's operations in the first quarter of 2023 contributed to a $2.1 million increase in mortgage servicing revenue, with the size of our existing mortgage servicing portfolio nearly doubling, a $0.8 million increase in service charges on deposit accounts, a $0.7 million increase in wealth management fees, and a $0.7 million increase in card income; and
•A $0.5 million gain on foreclosed assets was recognized during 2023, primarily related to the sale of one property, compared to a $0.3 million loss on foreclosed assets during 2022.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Year Ended December 31,				Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change

Salaries	$67,453	$51,767	$15,686	30.3%	$51,767	$48,972	$2,795	5.7%
Employee benefits	10,037	8,325	1,712	20.6	8,325	6,513	1,812	27.8
Occupancy of bank premises	9,918	7,673	2,245	29.3	7,673	6,788	885	13.0
Furniture and equipment	2,790	2,476	314	12.7	2,476	2,676	(200)	(7.5)
Data processing	12,352	7,441	4,911	66.0	7,441	7,329	112	1.5
Marketing and customer relations	5,043	3,803	1,240	32.6	3,803	3,376	427	12.6
Amortization of intangible assets	2,670	873	1,797	205.8	873	1,054	(181)	(17.2)
FDIC insurance	2,280	1,164	1,116	95.9	1,164	1,043	121	11.6
Loan collection and servicing	1,402	1,049	353	33.7	1,049	1,317	(268)	(20.3)
Foreclosed assets	251	293	(42)	(14.3)	293	908	(615)	(67.7)
Other noninterest expense	16,768	20,243	(3,475)	(17.2)	20,243	11,270	8,973	79.6
Total	$130,964	$105,107	$25,857	24.6%	$105,107	$91,246	$13,861	15.2%
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Total noninterest expense for the year ended December 31, 2023, was $131.0 million, an increase of $25.9 million, or 24.6%, from the year ended December 31, 2022. Notable changes in noninterest expense include the following:
•Town and Country acquisition-related noninterest expenses totaled $7.8 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively;
•Excluding Town and Country acquisition-related expenses, the $19.2 million increase in noninterest expense was mainly attributable to the addition of Town and Country’s operations, primarily related to personnel costs, occupancy of bank premises, and data processing;
•Legal accruals totaled $1.0 million during the year ended December 31, 2023 and $8.2 million during the year ended December 31, 2022 relating to legal matters disclosed in Note 22 - Commitments and Contingencies - Legal Contingencies to the consolidated financial statements; and
•A $1.8 million increase in amortization of intangible assets related to the addition of $22.3 million of intangible assets recognized through the Town and Country acquisition.
Income Taxes
During the year ended December 31, 2023 and 2022, we recorded income tax expense of $22.7 million, or an effective tax rate of 25.7%, and $19.7 million, or an effective tax rate of 25.9%, respectively. The fluctuations in effective tax rate are primarily attributable to changes in state income taxes and changes in the proportion of federally tax-exempt interest income to pre-tax income.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	December 31, 2023	December 31, 2022	$ Change	% Change

Consolidated Balance Sheet Information
Cash and cash equivalents	$141,252	$114,159	$27,093	23.7%
Debt securities available-for-sale, at fair value	759,461	843,524	(84,063)	(10.0)
Debt securities held-to-maturity	521,439	541,600	(20,161)	(3.7)
Loans held for sale	2,318	615	1,703	276.9

Loans, before allowance for credit losses	3,404,417	2,620,253	784,164	29.9
Less: allowance for credit losses	40,048	25,333	14,715	58.1
Loans, net of allowance for credit losses	3,364,369	2,594,920	769,449	29.7

Goodwill	59,820	29,322	30,498	104.0
Intangible assets, net	20,682	1,070	19,612	1,832.9
Other assets	203,829	161,524	42,305	26.2
Total assets	$5,073,170	$4,286,734	$786,436	18.3%

Total deposits	$4,401,437	$3,587,024	$814,413	22.7%
Securities sold under agreements to repurchase	42,442	43,081	(639)	(1.5)
Borrowings	12,623	160,000	(147,377)	(92.1)
Subordinated notes	39,474	39,395	79	0.2
Junior subordinated debentures	52,789	37,780	15,009	39.7
Other liabilities	34,909	45,822	(10,913)	(23.8)
Total liabilities	4,583,674	3,913,102	670,572	17.1
Total stockholders' equity	489,496	373,632	115,864	31.0
Total liabilities and stockholders' equity	$5,073,170	$4,286,734	$786,436	18.3%

Tangible assets (1)	$4,992,668	$4,256,342	$736,326	17.3%
Tangible common equity (1)	408,994	343,240	65,754	19.2

Core deposits (1)	$4,126,374	$3,559,866	$566,508	15.9%

Share and Per Share Information
Book value per share	$15.44	$12.99
Tangible book value per share (1)	12.90	11.94

Shares of common stock outstanding	31,695,828	28,752,626

Balance Sheet Ratios
Loan to deposit ratio	77.35%	73.05%
Core deposits to total deposits (1)	93.75	99.24
Stockholders' equity to total assets	9.65	8.72
Tangible common equity to tangible assets (1)	8.19	8.06
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•The Town and Country merger added $937.2 million in total assets, $635.4 million in loans held for investment, and $720.4 million in deposits;
•Excluding the impact of the Town and Country merger, loan growth since December 31, 2022 was broad-based with total loans increasing $148.8 million;
•Following the Town and Country merger, the vast majority of the securities acquired from Town and Country were sold and an additional $39.4 million of municipal securities sold during the third quarter of 2023. The proceeds were used to reduce FHLB borrowings and fund loan growth;
•Additionally, paydowns, maturities and calls of debt securities generated another $102.6 million of proceeds which were also used to reduce FHLB borrowings and fund loan growth; and
•Excluding the impact of the Town and Country merger, total deposits increased $94.0 million with the addition of $144.9 million of brokered deposits and $144.0 million of wealth management customer money market deposits brought on balance sheet in December 2023. These increases were partially offset by reduced balances held in existing customer deposit accounts.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	December 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$427,800	12.6%	$266,757	10.2%
Commercial real estate - owner occupied	295,842	8.7	218,503	8.3
Commercial real estate - non-owner occupied	880,681	25.9	713,202	27.2
Construction and land development	363,983	10.7	360,824	13.8
Multi-family	417,923	12.3	287,865	11.0
One-to-four family residential	491,508	14.4	338,253	12.9
Agricultural and farmland	287,294	8.4	237,746	9.1
Municipal, consumer, and other	239,386	7.0	197,103	7.5
Loans, before allowance for credit losses	3,404,417	100.0%	2,620,253	100.0%
Allowance for credit losses	(40,048)		(25,333)
Loans, net of allowance for credit losses	$3,364,369		$2,594,920
Loans, before allowance for credit losses were $3.40 billion at December 31, 2023, an increase of $784.2 million, or 29.9%, from December 31, 2022. Excluding the impact of the Town and Country merger, total loans increased $148.8 million, or 5.7%, with the following notable changes:
•The relative percent decrease in construction and land development loans was generally driven by the completion of a number of sizeable projects that are now amortizing and have been moved into other real estate loan categories, including the commercial real estate - non-owner occupied and multi-family categories;
•The increase in commercial and industrial loans was driven by new loan fundings and the purchase of four pools of loans totaling $61.0 million. Three pools include equipment finance loans purchased from a bank that originated the loans through its equipment finance division. These loans are to borrowers across multiple industries and geographic regions. The remaining pool is a 50% participation in a pool of loans originated by a financial services company with a long-standing history of originating loans to healthcare and professional service borrowers. These loans are to borrowers across multiple geographic regions.

As of December 31, 2023, office commercial real estate loans totaled $169.2 million, with 2.0% rated pass-watch, less than 0.1% rated substandard, and less than 0.1% past due 30 days or more. Management regularly monitors office and other industry concentrations within the loan portfolio.

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of December 31, 2023. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$227,363	$164,321	$36,116	$—	$427,800
Commercial real estate - owner occupied	34,833	150,564	102,031	8,414	295,842
Commercial real estate - non-owner occupied	124,384	545,507	204,883	5,907	880,681
Construction and land development	184,446	161,107	17,897	533	363,983
Multi-family	35,946	308,127	72,477	1,373	417,923
One-to-four family residential	51,263	199,194	115,943	125,108	491,508
Agricultural and farmland	126,318	114,042	42,438	4,496	287,294
Municipal, consumer, and other	72,837	65,994	72,532	28,023	239,386
Total	$857,390	$1,708,856	$664,317	$173,854	$3,404,417
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$47,458	$7,083	$54,541	$145,896	$200,437
Commercial real estate - owner occupied	37,056	38,869	75,925	185,084	261,009
Commercial real estate - non-owner occupied	114,812	30,727	145,539	610,758	756,297
Construction and land development	64,812	1,675	66,487	113,050	179,537
Multi-family	36,373	45,522	81,895	300,082	381,977
One-to-four family residential	81,534	73,104	154,638	285,607	440,245
Agricultural and farmland	3,445	11,345	14,790	146,186	160,976
Municipal, consumer, and other	38,587	22,293	60,880	105,669	166,549
Total	$424,077	$230,618	$654,695	$1,892,332	$2,547,027

Nonperforming Assets
The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

(dollars in thousands)	December 31, 2023	December 31, 2022

NONPERFORMING ASSETS
Nonaccrual	$7,820	$2,155
Past due 90 days or more, still accruing (1)	37	1
Total nonperforming loans	7,857	2,156
Foreclosed assets	852	3,030
Total nonperforming assets	$8,709	$5,186

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$2,641	$133

Allowance for credit losses	$40,048	$25,333
Loans, before allowance for credit losses	3,404,417	2,620,253

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.18%	0.97%
Allowance for credit losses to nonaccrual loans	512.12	1,175.55
Allowance for credit losses to nonperforming loans	509.71	1,175.00
Nonaccrual loans to loans, before allowance for credit losses	0.23	0.08
Nonperforming loans to loans, before allowance for credit losses	0.23	0.08
Nonperforming assets to total assets	0.17	0.12
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.26	0.20
_________________________________________________
(1)Prior to 2023, excludes loans acquired with deteriorated credit quality that are past due 90 or more days and accruing. Such loans totaled $145 thousand as of December 31, 2022.
Total nonperforming assets were $8.7 million at December 31, 2023, increasing by $3.5 million since December 31, 2022. The increase was primarily attributable to the Town and Country merger, which added $3.8 million in nonaccrual loans and $0.3 million of foreclosed assets, and one commercial real estate - non-owner occupied retail credit moved to nonaccrual. These increases were partially offset by the sale of one larger foreclosed property. Additionally, of the $7.9 of nonperforming loans held as of December 31, 2023, $2.6 million are either wholly or partially guaranteed by the U.S. Government.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022

Pass	$3,241,889	$2,479,488
Pass-watch	98,206	66,934
Substandard	64,322	73,831
Doubtful	—	—
Total	$3,404,417	$2,620,253
Pass-watch loans increased $31.3 million, or 46.7%, and substandard loans decreased $9.5 million, or 12.9%, from December 31, 2022 to December 31, 2023. The increase in pass-watch loans was primarily attributable to pass-watch loans acquired from Town and Country. The decrease in substandard loans was primarily attributable to $12.4 million substandard relationship in the commercial real estate – non-owner occupied category which paid off during the second quarter of 2023, as well as several other smaller paydowns and payoffs, partially offset by substandard loans acquired from Town and Country.
Net Charge-offs and Recoveries
The following table summarizes net charge-offs (recoveries) to average loans, before allowance for credit losses, by loan category.

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Net charge-offs (recoveries)
Commercial and industrial	$369	$(751)	$15
Commercial real estate - owner occupied	(13)	(1,006)	21
Commercial real estate - non-owner occupied	(66)	(283)	(24)
Construction and land development	(53)	(1)	(342)
Multi-family	(281)	—	—
One-to-four family residential	(152)	(302)	18
Agricultural and farmland	(6)	—	—
Municipal, consumer, and other	382	240	137
Total	$180	$(2,103)	$(175)

Average loans
Commercial and industrial	$370,255	$268,765	$347,547
Commercial real estate - owner occupied	290,489	219,127	204,148
Commercial real estate - non-owner occupied	874,661	695,230	583,084
Construction and land development	368,111	340,831	226,035
Multi-family	372,201	258,490	227,736
One-to-four family residential	476,856	328,656	314,871
Agricultural and farmland	254,106	233,349	230,364
Municipal, consumer, and other	225,057	170,101	137,759
Total	$3,231,736	$2,514,549	$2,271,544

Charge-offs (recoveries) to average loans
Commercial and industrial	0.10%	(0.28)%	—%
Commercial real estate - owner occupied	—	(0.46)	0.01
Commercial real estate - non-owner occupied	(0.01)	(0.04)	—
Construction and land development	(0.01)	—	(0.15)
Multi-family	(0.08)	—	—
One-to-four family residential	(0.03)	(0.09)	0.01
Agricultural and farmland	—	—	—
Municipal, consumer, and other	0.17	0.14	0.10
Total	0.01%	(0.08)%	(0.01)%
The net charge-offs (recoveries) to average total loans ratio has remained low for several years. We believe our continuous credit monitoring and collection efforts have resulted in lower levels of loan losses, while also recognizing that favorable economic conditions prior to the COVID-19 pandemic and substantial federal economic stimulus during the pandemic have also contributed to reduced loan losses.

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of December 31, 2023, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	December 31, 2023
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$40,020	1.39%	$—	—%	$40,020	1.39%
U.S. government agency	3,367	2.59	—	—	3,367	2.59
Municipal	3,147	2.96	2,138	3.67	5,285	3.24
Mortgage-backed:
Agency residential	50	2.26	—	—	50	2.26
Agency commercial	6,348	3.38	—	—	6,348	3.38
Total	$52,932	1.80%	$2,138	3.67%	$55,070	1.87%
Due after 1 year through 5 years
U.S. Treasury	$89,513	1.30%	$—	—%	$89,513	1.30%
U.S. government agency	42,943	2.58	17,420	1.94	60,363	2.40
Municipal	54,203	1.85	18,170	3.09	72,373	2.16
Mortgage-backed:
Agency residential	13,399	2.80	8,252	1.62	21,651	2.35
Agency commercial	63,422	1.73	32,163	2.85	95,585	2.11
Corporate	21,922	4.97	—	—	21,922	4.97
Total	$285,402	2.05%	$76,005	2.57%	$361,407	2.16%
Due after 5 years through 10 years
U.S. Treasury	$30,182	1.55%	$—	—%	$30,182	1.55%
U.S. government agency	9,049	2.27	67,935	2.60	76,984	2.56
Municipal	126,721	1.78	15,553	3.48	142,274	1.96
Mortgage-backed:
Agency residential	68,637	2.13	3,439	3.51	72,076	2.20
Agency commercial	32,256	1.76	225,442	1.88	257,698	1.86
Corporate	33,743	4.14	—	—	33,743	4.14
Total	$300,588	2.11%	$312,369	2.13%	$612,957	2.12%
Due after 10 years
U.S. government agency	$—	—%	$3,093	2.83%	$3,093	2.83%
Municipal	44,959	1.73	2,581	3.39	47,540	1.82
Mortgage-backed:
Agency residential	106,555	2.85	84,137	3.65	190,692	3.20
Agency commercial	39,188	2.30	41,116	1.87	80,304	2.08
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$192,702	2.49%	$130,927	3.06%	$323,629	2.72%
Total
U.S. Treasury	$159,715	1.37%	$—	—%	$159,715	1.37%
U.S. government agency	55,359	2.53	88,448	2.48	143,807	2.50
Municipal	229,030	1.80	38,442	3.30	267,472	2.02
Mortgage-backed:
Agency residential	188,641	2.58	95,828	3.47	284,469	2.88
Agency commercial	141,214	1.97	298,721	1.98	439,935	1.98
Corporate	57,665	4.47	—	—	57,665	4.47
Total	$831,624	2.16%	$521,439	2.43%	$1,353,063	2.26%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.
The following table sets forth the distribution of average deposits, by account type:

	Year Ended December 31, 2023			Percent Change in Average Balance 2023 vs. 2022
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost

Noninterest-bearing	$1,113,300	26.7%	—%	5.9%
Interest-bearing demand	1,188,680	28.5	0.26	4.1
Money market	669,118	16.1	1.10	14.9
Savings	661,424	15.9	0.16	1.7
Time	481,466	11.5	2.24	70.0
Brokered	52,724	1.3	5.38	100.0
Total deposits	$4,166,712	100.0%	0.60%	12.3%

	Year Ended December 31, 2022			Percent Change in Average Balance 2022 vs. 2021
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost

Noninterest-bearing	$1,051,187	28.4%	—%	4.6%
Interest-bearing demand	1,141,402	30.8	0.05	11.4
Money market	582,514	15.7	0.14	11.7
Savings	650,385	17.5	0.03	9.1
Time	283,232	7.6	0.31	(4.2)
Brokered	—	—	—	—
Total deposits	$3,708,720	100.0%	0.07%	7.7%

	Year Ended December 31, 2021
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost

Noninterest-bearing	$1,004,757	29.2%	—%
Interest-bearing demand	1,024,888	29.8	0.05
Money market	521,366	15.1	0.08
Savings	595,887	17.3	0.03
Time	295,788	8.6	0.45
Brokered	—	—	—
Total deposits	$3,442,686	100.0%	0.07%
The increase in average deposit balances in 2023 compared to 2022 was primarily attributable to the Town and Country merger which added $720.4 million of deposits on February 1, 2023. Partially offsetting the additions from Town and Country was a decrease in balances held in existing customer accounts with recent increases in in market interest rates driving increased competition for deposits. As a result, deposit costs increased during 2023, relative to 2022, with some lower cost deposits being replaced by higher cost funding sources, such as time deposits and wholesale funding.

As of December 31, 2023, the Company has $144.9 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
The following table sets forth time deposits by remaining maturity as of December 31, 2023:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time and brokered time deposits:
Amounts less than $100,000	$141,825	$107,869	$125,348	$54,284	$429,326
Amounts of $100,000 or more but less than $250,000	40,961	56,555	85,203	29,905	212,624
Amounts of $250,000 or more	36,659	39,899	42,576	11,049	130,183
Total time and brokered time deposits	$219,445	$204,323	$253,127	$95,238	$772,133
As of December 31, 2023 and December 31, 2022, the Bank’s uninsured deposits were estimated to be $867.7 million and $739.0 million, respectively.
Securities Sold Under Agreements to Repurchase
All securities sold under agreements to repurchase are sweep instruments, maturing daily. The securities underlying the agreements are held under our control in safekeeping at third-party financial institutions, and include debt securities.

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase.

	As of or for the Years Ended December 31,
(dollars in thousands)	2023	2022	2021

Balance at end of year	$42,442	$43,081	$61,256
Average balance during year	35,450	51,554	50,104
Average interest rate during year	0.72%	0.07%	0.07%
Borrowings
Deposits are the Bank's primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds, and engage in overnight borrowing from the Federal Reserve. We may also use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds. Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the source of funds to satisfy the needs.

Our use of FHLB advances and other borrowings was nominal during 2021, but increased during the second half of 2022 and throughout 2023 to fund increases in loan demand and to offset a decrease in deposits.

The following table sets forth information concerning balances and interest rates on our borrowings.

	As of or for the Years Ended December 31,
(dollars in thousands)	2023	2022	2021

Balance at end of year
FHLB advances	$12,623	$160,000	$—
Federal Reserve discount window	—	—	—
Federal funds purchased	—	—	—
Total borrowings	$12,623	$160,000	$—

Average balance during year
FHLB advances	$139,554	$25,934	$1,310
Federal Reserve discount window	3	—	—
Federal funds purchased	260	534	343
Total borrowings	$139,817	$26,468	$1,653

Average interest rate during year
FHLB advances	5.10%	3.68%	0.56%
Federal Reserve discount window	5.25	—	—
Federal funds purchased	5.56	2.11	0.48
Total borrowings	5.10	3.65	0.54
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
Additional sources of liquidity include unpledged securities, federal funds purchased, borrowings from the FHLB and Federal Reserve, and brokered deposits. Unpledged securities may be sold or pledged as collateral for borrowings to meet liquidity needs. Interest is charged at the prevailing market rate.
As of December 31, 2023, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of December 31, 2023, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity
The Holding Company, or HBT Financial on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of December 31, 2023, the Holding Company had cash and cash equivalents of $17.2 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Holding Company’s ability to meet its ongoing short-term cash obligations. During the years ended December 31, 2023, 2022, 2021, the Bank paid $64.0 million, $28.0 million, and $20.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the years ended December 31, 2023, 2022, and 2021, holding company operating expenses consisted of interest expense of $5.4 million, $3.7 million, and $3.3 million, respectively, and other operating expenses of $5.5 million, $5.3 million, and $3.7 million, respectively.
Additionally, the Holding Company paid $21.9 million, $18.6 million, and $16.8 million of dividends to stockholders during the years ended December 31, 2023, 2022, and 2021, respectively. The Holding Company also paid $38.0 million in cash consideration in the acquisition of Town and Country during the first quarter of 2023.
As of December 31, 2023, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of December 31, 2023, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of December 31, 2023, the Holding Company had no material commitments for capital expenditures.
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
In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of December 31, 2023 and December 31, 2022, the capital conservation buffer requirement was 2.5% of risk-weighted assets.

As of December 31, 2023 and 2022, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.
The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	December 31, 2023	December 31, 2022	For Capital Adequacy Purposes With Capital Conversation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	15.33%	16.27%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	13.42	14.23	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	12.12	13.07	7.00	N/A
Tier 1 Capital (to Average Assets)	10.49	10.48	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	14.92%	15.43%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	14.01	14.63	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.01	14.63	7.00	6.50
Tier 1 Capital (to Average Assets)	10.96	10.78	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of December 31, 2023, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
The Company paid quarterly cash dividends of $0.17 per share during 2023, $0.16 per share during 2022, and $0.15 per share during 2021. On January 23, 2024, the Company’s Board of Directors increased the quarterly cash dividend by $0.02 per share to $0.19 per share.
Stock Repurchase Program
The Company repurchased 479,005 shares of its common stock at a weighted average price of $18.43 during 2023, 265,379 shares at a weighted average price of $18.02 during 2022, and 290,486 shares at a weighted average price of $16.89 during 2021. Repurchases were conducted in compliance with Rule 10b-18 and in compliance with Regulation M under the Exchange Act. On December 19, 2023, the Company’s Board of Directors approved a new stock repurchase program which authorizes the Company to repurchase up to $15.0 million of its common stock. The new stock repurchase program took effect upon the expiration of the prior stock repurchase program and expires on January 1, 2025.

OFF-BALANCE SHEET ARRANGEMENTS
As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, unused lines of credit, commitments to sell loans, and interest rate swaps. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process afforded to loans originated by the Bank. For additional information, see “Note 22 – Commitments and Contingencies” to the consolidated financial statements.
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

NON-GAAP FINANCIAL INFORMATION
This Annual Report on Form 10-K contains certain financial information determined by methods other than those in accordance with GAAP. Management believes that it is a standard practice in the banking industry to present these non-GAAP financial measures, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP; nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. See our reconciliation of non-GAAP financial measures to their most closely comparable GAAP financial measures below.

Non-GAAP Financial Measure	Definition	How the Measure Provides Useful Information to Investors
Adjusted Net Income
•Net income, with the following adjustments:
-excludes acquisition expenses, including the day 2 provision for credit losses on non-PCD loans and unfunded commitments,
-excludes branch closure expenses,
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
•We also sometimes refer to ratios that include Tangible Common Equity, such as:
-Tangible Book Value Per Share, which is Tangible Common Equity divided by shares of common stock outstanding.
-Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	•Total deposits, excluding: -Time deposits of $250,000 or more, and -Brokered deposits	•Provides investors with information regarding the stability of the Company’s sources of funds. •We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure - Adjusted Net Income and Adjusted Return on Average Assets

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Net income	$65,842	$56,456	$56,271
Adjustments:
Acquisition expenses (1)	(13,691)	(1,092)	(1,416)
Branch closure expenses	—	—	(748)
Gains (losses) on sales of closed branch premises	75	141	—
Realized gains (losses) on sales of securities	(1,820)	—	—
Mortgage servicing rights fair value adjustment	(1,615)	2,153	1,690
Total adjustments	(17,051)	1,202	(474)
Tax effect of adjustments	4,711	(551)	(95)
Total adjustments after tax effect	(12,340)	651	(569)
Adjusted net income	$78,182	$55,805	$56,840

Average assets	$4,927,904	$4,269,873	$3,980,538

Return on average assets	1.34%	1.32%	1.41%
Adjusted return on average assets	1.59	1.31	1.43
_________________________________________________
(1)Includes recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million in connection with the Town and Country merger during the first quarter of 2023 in accordance with ASC 326 which was adopted on January 1, 2023.

Reconciliation of Non-GAAP Financial Measure - Adjusted Earnings Per Share

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021

Numerator:
Net income	$65,842	$56,456	$56,271
Earnings allocated to participating securities (1)	(36)	(66)	(104)
Numerator for earnings per share - basic and diluted	$65,806	$56,390	$56,167

Adjusted net income	$78,182	$55,805	$56,840
Earnings allocated to participating securities (1)	(42)	(65)	(105)
Numerator for adjusted earnings per share - basic and diluted	$78,140	$55,740	$56,735

Denominator:
Weighted average common shares outstanding	31,626,308	28,853,697	27,795,806
Dilutive effect of outstanding restricted stock units	111,839	65,619	15,487
Weighted average common shares outstanding, including all dilutive potential shares	31,738,147	28,919,316	27,811,293

Earnings per share - Basic	$2.08	$1.95	$2.02
Earnings per share - Diluted	$2.07	$1.95	$2.02

Adjusted earnings per share - Basic	$2.47	$1.93	$2.04
Adjusted earnings per share - Diluted	$2.46	$1.93	$2.04
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

Reconciliation of Non-GAAP Financial Measure – Net Interest Income and Net Interest Margin (Tax Equivalent Basis)

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Net interest income (tax-equivalent basis)
Net interest income	$191,072	$145,874	$122,403
Tax-equivalent adjustment (1)	2,758	2,499	2,028
Net interest income (tax-equivalent basis) (1)	$193,830	$148,373	$124,431

Net interest margin (tax-equivalent basis)
Net interest margin	4.09%	3.54%	3.18%
Tax-equivalent adjustment (1)	0.06	0.06	0.05
Net interest margin (tax-equivalent basis) (1)	4.15%	3.60%	3.23%

Average interest-earning assets	$4,675,025	$4,118,124	$3,846,473
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure - Efficiency Ratio (Tax Equivalent Basis)

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Efficiency ratio (tax-equivalent basis)
Total noninterest expense	$130,964	$105,107	$91,246
Less: amortization of intangible assets	2,670	873	1,054
Noninterest expense excluding amortization of intangible assets	$128,294	$104,234	$90,192

Net interest income	$191,072	$145,874	$122,403
Total noninterest income	36,046	34,717	37,328
Operating revenue	227,118	180,591	159,731
Tax-equivalent adjustment (1)	2,758	2,499	2,028
Operating revenue (tax-equivalent basis) (1)	$229,876	$183,090	$161,759

Efficiency ratio	56.49%	57.72%	56.46%
Efficiency ratio (tax-equivalent basis) (1)	55.81	56.93	55.76
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure - Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	December 31, 2023	December 31, 2022

Tangible Common Equity
Total stockholders' equity	$489,496	$373,632
Less: Goodwill	59,820	29,322
Less: Intangible assets, net	20,682	1,070
Tangible common equity	$408,994	$343,240

Tangible Assets
Total assets	$5,073,170	$4,286,734
Less: Goodwill	59,820	29,322
Less: Intangible assets, net	20,682	1,070
Tangible assets	$4,992,668	$4,256,342

Total stockholders' equity to total assets	9.65%	8.72%
Tangible common equity to tangible assets	8.19	8.06

Shares of common stock outstanding	31,695,828	28,752,626

Book value per share	$15.44	$12.99
Tangible book value per share	12.90	11.94
Reconciliation of Non-GAAP Financial Measure – Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Average Tangible Common Equity
Total stockholders' equity	$450,928	$383,306	$380,080
Less: Goodwill	57,266	29,322	25,057
Less: Intangible assets, net	20,272	1,480	2,333
Average tangible common equity	$373,390	$352,504	$352,690

Net income	$65,842	$56,456	$56,271
Adjusted net income	78,182	55,805	56,840

Return on average stockholders' equity	14.60%	14.73%	14.81%
Return on average tangible common equity	17.63	16.02	15.95

Adjusted return on average stockholders' equity	17.34%	14.56%	14.95%
Adjusted return on average tangible common equity	20.94	15.83	16.12

Reconciliation of Non-GAAP Financial Measure - Core Deposits

(dollars in thousands)	December 31, 2023	December 31, 2022

Core Deposits
Total deposits	$4,401,437	$3,587,024
Less: time deposits of $250,000 or more	130,183	27,158
Less: brokered deposits	144,880	—
Core deposits	$4,126,374	$3,559,866

Core deposits to total deposits	93.75%	99.24%

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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
December 31, 2023
+400	10.7%	7.5%	13.0%
+300	9.7	5.8	10.3
+200	7.1	3.4	6.4
+100	4.2	1.4	3.1
-100	(6.3)	(4.4)	(6.1)
-200	(13.2)	(7.1)	(11.2)
-300	(4.5)	(9.5)	(16.0)
-400	5.4	(10.2)	(17.3)

December 31, 2022
+400	11.9%	8.7%	12.7%
+300	11.0	6.9	10.5
+200	8.7	4.8	7.6
+100	5.3	2.5	4.2
-100	(7.9)	(4.0)	(5.9)
-200	(19.5)	(9.6)	(13.6)
-300	(27.0)	(14.7)	(20.5)

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HBT FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HBT Financial, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HBT Financial, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Adoption of New Accounting Standard
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments in 2023 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Chicago, Illinois
March 6, 2024

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$26,256	$18,970
Interest-bearing deposits with banks	114,996	95,189
Cash and cash equivalents	141,252	114,159

Interest-bearing time deposits with banks	509	—
Debt securities available-for-sale, at fair value	759,461	843,524
Debt securities held-to-maturity (fair value of $466,496 at 2023 and $478,801 at 2022)	521,439	541,600
Equity securities with readily determinable fair value	3,360	3,029
Equity securities with no readily determinable fair value	2,505	1,977
Restricted stock, at cost	7,160	7,965
Loans held for sale	2,318	615

Loans, before allowance for credit losses	3,404,417	2,620,253
Allowance for credit losses	(40,048)	(25,333)
Loans, net of allowance for credit losses	3,364,369	2,594,920

Bank owned life insurance	23,905	7,557
Bank premises and equipment, net	65,150	50,469
Bank premises held for sale	—	235
Foreclosed assets	852	3,030
Goodwill	59,820	29,322
Intangible assets, net	20,682	1,070
Mortgage servicing rights, at fair value	19,001	10,147
Investments in unconsolidated subsidiaries	1,614	1,165
Accrued interest receivable	24,534	19,506
Other assets	55,239	56,444
Total assets	$5,073,170	$4,286,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,072,407	$994,954
Interest-bearing	3,329,030	2,592,070
Total deposits	4,401,437	3,587,024

Securities sold under agreements to repurchase	42,442	43,081
Federal Home Loan Bank advances	12,623	160,000
Subordinated notes	39,474	39,395
Junior subordinated debentures issued to capital trusts	52,789	37,780
Other liabilities	34,909	45,822
Total liabilities	4,583,674	3,913,102

COMMITMENTS AND CONTINGENCIES (Note 22)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,730,698 at 2023 and 29,308,491 at 2022; shares outstanding of 31,695,828 at 2023 and 28,752,626 at 2022	327	293
Surplus	295,877	222,783
Retained earnings	269,051	232,004
Accumulated other comprehensive income (loss)	(57,163)	(71,759)
Treasury stock at cost, 1,034,870 shares at 2023 and 555,865 at 2022	(18,596)	(9,689)
Total stockholders’ equity	489,496	373,632
Total liabilities and stockholders’ equity	$5,073,170	$4,286,734
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$191,008	$120,343	$103,900
Federally tax exempt	4,189	3,135	2,384
Securities:
Taxable	25,962	23,368	16,948
Federally tax exempt	4,225	4,569	4,400
Interest-bearing deposits in bank	3,020	1,541	527
Other interest and dividend income	595	98	64
Total interest and dividend income	228,999	153,054	128,223

INTEREST EXPENSE
Deposits	25,135	2,511	2,472
Securities sold under agreements to repurchase	255	36	34
Borrowings	7,128	967	9
Subordinated notes	1,879	1,879	1,879
Junior subordinated debentures issued to capital trusts	3,530	1,787	1,426
Total interest expense	37,927	7,180	5,820
Net interest income	191,072	145,874	122,403
PROVISION FOR CREDIT LOSSES	7,573	(706)	(8,077)
Net interest income after provision for credit losses	183,499	146,580	130,480

NONINTEREST INCOME
Card income	11,043	10,329	9,734
Wealth management fees	9,883	9,155	8,384
Service charges on deposit accounts	7,846	7,072	6,080
Mortgage servicing	4,678	2,609	2,825
Mortgage servicing rights fair value adjustment	(1,615)	2,153	1,690
Gains on sale of mortgage loans	1,526	1,461	5,846
Realized gains (losses) on sales of securities	(1,820)	—	—
Unrealized gains (losses) on equity securities	160	(414)	107
Gains (losses) on foreclosed assets	501	(314)	310
Gains (losses) on other assets	166	136	(723)
Income on bank owned life insurance	573	164	41
Other noninterest income	3,105	2,366	3,034
Total noninterest income	36,046	34,717	37,328

NONINTEREST EXPENSE
Salaries	67,453	51,767	48,972
Employee benefits	10,037	8,325	6,513
Occupancy of bank premises	9,918	7,673	6,788
Furniture and equipment	2,790	2,476	2,676
Data processing	12,352	7,441	7,329
Marketing and customer relations	5,043	3,803	3,376
Amortization of intangible assets	2,670	873	1,054
FDIC insurance	2,280	1,164	1,043
Loan collection and servicing	1,402	1,049	1,317
Foreclosed assets	251	293	908
Other noninterest expense	16,768	20,243	11,270
Total noninterest expense	130,964	105,107	91,246
INCOME BEFORE INCOME TAX EXPENSE	88,581	76,190	76,562
INCOME TAX EXPENSE	22,739	19,734	20,291
NET INCOME	$65,842	$56,456	$56,271

EARNINGS PER SHARE - BASIC	$2.08	$1.95	$2.02
EARNINGS PER SHARE - DILUTED	$2.07	$1.95	$2.02
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,626,308	28,853,697	27,795,806
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

NET INCOME	$65,842	$56,456	$56,271

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	16,949	(105,459)	(24,798)
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	1,820	—	—
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	1,954	1,723	687
Unrealized gains on derivative instruments	161	1,183	366
Reclassification adjustment for net settlements on derivative instruments	(468)	126	412
Total other comprehensive income (loss), before tax	20,416	(102,427)	(23,333)
Income tax expense (benefit)	5,820	(29,197)	(6,651)
Total other comprehensive income (loss)	14,596	(73,230)	(16,682)
TOTAL COMPREHENSIVE INCOME (LOSS)	$80,438	$(16,774)	$39,589
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount

Balance, December 31, 2020	27,457,306	$275	$190,875	$154,614	$18,153	$—	$363,917
Net income	—	—	—	56,271	—	—	56,271
Other comprehensive loss	—	—	—	—	(16,682)	—	(16,682)
Stock-based compensation	—	—	764	—	—	—	764
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	20,225	—	—	—	—	—	—
Issuance of common stock in NXT acquisition	1,799,016	18	29,252	—	—	—	29,270
Repurchase of common stock	(290,486)	—	—	—	—	(4,906)	(4,906)
Cash dividends and dividend equivalents ($0.60 per share)	—	—	—	(16,753)	—	—	(16,753)
Balance, December 31, 2021	28,986,061	293	220,891	194,132	1,471	(4,906)	411,881
Net income	—	—	—	56,456	—	—	56,456
Other comprehensive loss	—	—	—	—	(73,230)	—	(73,230)
Stock-based compensation	—	—	1,949	—	—	—	1,949
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	31,944	—	(57)	—	—	—	(57)
Repurchase of common stock	(265,379)	—	—	—	—	(4,783)	(4,783)
Cash dividends and dividend equivalents ($0.64 per share)	—	—	—	(18,584)	—	—	(18,584)
Balance, December 31, 2022	28,752,626	293	222,783	232,004	(71,759)	(9,689)	373,632
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(6,922)	—	—	(6,922)
Net income	—	—	—	65,842	—	—	65,842
Other comprehensive income	—	—	—	—	14,596	—	14,596
Stock-based compensation	—	—	1,953	—	—	—	1,953
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	43,607	—	(181)	—	—	—	(181)
Issuance of common stock in Town and Country acquisition	3,378,600	34	71,322	—	—	—	71,356
Repurchase of common stock	(479,005)	—	—	—	—	(8,907)	(8,907)
Cash dividends and dividend equivalents ($0.68 per share)	—	—	—	(21,873)	—	—	(21,873)
Balance, December 31, 2023	31,695,828	$327	$295,877	$269,051	$(57,163)	$(18,596)	$489,496
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,842	$56,456	$56,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,108	3,043	3,074
Provision for credit losses	7,573	(706)	(8,077)
Net amortization of debt securities	5,730	6,959	7,066
Deferred income tax expense (benefit)	3,817	(2,919)	2,908
Stock-based compensation	1,953	1,949	764
Net accretion of discount and deferred loan fees on loans	(7,228)	(5,337)	(12,448)
Net realized loss on sales of securities	1,820	—	—
Net unrealized loss (gain) on equity securities	(160)	414	(107)
Net loss (gain) on disposals of bank premises and equipment	(84)	(9)	33
Net gain on sales of bank premises held for sale	(81)	(187)	—
Impairment losses on bank premises held for sale	—	60	661
Net gain on sales of foreclosed assets	(764)	(118)	(505)
Write-down of foreclosed assets	263	432	195
Amortization of intangibles	2,670	873	1,054
Decrease (increase) in mortgage servicing rights	1,615	(2,153)	(1,690)
Amortization of discount and issuance costs on subordinated notes and debentures	139	145	144
Amortization of discount on Federal Home Loan Bank advances	379	—	(105)
Amortization of premium on interest-bearing time deposits with banks	—	5	4
Amortization of premium on time deposits	(400)	(188)	(81)
Mortgage loans originated for sale	(69,663)	(56,240)	(179,921)
Proceeds from sale of mortgage loans	71,098	62,028	195,538
Net gain on sale of mortgage loans	(1,526)	(1,461)	(5,846)
Increase in cash surrender value of bank owned life insurance	(566)	(164)	(41)
Decrease (increase) in accrued interest receivable	(1,915)	(4,605)	240
Decrease (increase) in other assets	2,174	(8,007)	1,676
Increase (decrease) in other liabilities	(19,965)	22,316	(17,784)
Net cash provided by operating activities	65,829	72,586	43,023

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	249	485	245
Purchase of interest-bearing time deposits with banks	(509)	—	—
Proceeds from sales of securities available-for-sale	185,280	—	—
Proceeds from paydowns, maturities, and calls of debt securities	102,625	154,166	213,491
Purchase of securities	(3,037)	(371,682)	(513,838)
Purchase of loans	(61,009)	—	—
Net increase in loans	(81,641)	(113,665)	(50,089)
Purchase of restricted stock	(23,832)	(6,151)	(241)
Proceeds from redemption of restricted stock	27,459	925	796
Purchases of bank premises and equipment	(3,134)	(1,047)	(1,028)
Proceeds from sales of bank premises and equipment	222	27	17
Proceeds from sales of bank premises held for sale	351	1,344	—
Proceeds from sales of foreclosed assets	4,093	475	5,805
Net cash paid for acquisition of Town and Country	(14,454)	—	—
Net cash paid for acquisition of NXT Bancorporation, Inc.	—	—	(4,771)
Net cash provided by (used in) investing activities	132,663	(335,123)	(349,613)
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	94,396	(150,973)	426,146
Net increase (decrease) in repurchase agreements	(639)	(18,175)	11,440
Net increase (decrease) in Federal Home Loan Bank advances	(234,195)	160,000	(12,520)
Taxes paid related to the vesting of restricted stock units	(181)	(57)	—
Repurchase of common stock	(8,907)	(4,783)	(4,906)
Cash dividends and dividend equivalents paid	(21,873)	(18,584)	(16,753)
Net cash provided by (used in) financing activities	(171,399)	(32,572)	403,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,093	(295,109)	96,817
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	114,159	409,268	312,451
CASH AND CASH EQUIVALENTS AT END OF YEAR	$141,252	$114,159	$409,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$32,853	$6,860	$5,928
Cash paid for income taxes	$20,512	$20,035	$20,861

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$1,143	$541	$4,857
Sales of foreclosed assets through loan origination	$—	$—	$252
Transfers of bank premises and equipment to bank premises held for sale	$35	$—	$1,345
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
HBT Financial, Inc. (“HBT Financial” or the “Company”) is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”). The Bank provides a comprehensive suite of financial products and services to individuals, businesses, and municipal entities throughout Illinois and Eastern Iowa. Additionally, the Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.
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
Basis of Consolidation
The consolidated financial statements of HBT Financial include the accounts of the Company and its wholly owned bank subsidiary, Heartland Bank. Heartland Bank maintains a limited liability company that holds specific assets for risk mitigation purposes and is consolidated into HBT Financial's consolidated financial statements.
The Company also has eight wholly owned subsidiaries, Heartland Bancorp, Inc. Capital Trust B; Heartland Bancorp, Inc. Capital Trust C; Heartland Bancorp, Inc. Capital Trust D; FFBI Capital Trust I; National Bancorp Statutory Trust I; Town and Country Statutory Trust II; Town and Country Statutory Trust III; and West Plains Investors Statutory Trust I, which, in accordance with GAAP, are not consolidated as more fully described in Note 13.
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
Business and Significant Concentrations of Credit Risk
The Company provides several types of loans to individuals, businesses, and municipal entities, primarily located in its customer service area. Real estate and commercial loans are principal areas of concentration. The

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company also strives to meet the borrowing needs of the consumers in its market areas. Extension of credit is generally limited to the primary trade areas of the Company. Primary deposit products of the Bank are noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts, and term certificates of deposit.
Cash and Cash Equivalents
For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and amounts due from banks, all of which have an original maturity within 90 days or less. Cash flows from loans and deposits are reported net.
Interest-Bearing Time Deposits with Banks
Interest-bearing time deposits with banks are carried at cost.
Debt Securities
Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Debt securities available-for-sale are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses on debt securities available-for-sale are included in noninterest income when applicable and reported as a reclassification adjustment in other comprehensive income (loss). Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on debt securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date.
Any transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the period to maturity.
Allowance for Credit Losses - Debt Securities Available-for-Sale
For debt securities available-for-sale in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).
Changes in the allowance for credit losses are recorded as provision for credit losses. Losses are charged against the allowance for credit losses when management believes the uncollectibility of a security is confirmed or when either the criteria regarding intent or requirement to sell is met.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses - Debt Securities Held-to-Maturity
For debt securities held-to-maturity, the Company measures expected credit losses on a collective basis by major security type. Held-to-maturity securities are evaluated using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of provision for credit losses. The Company's U.S. government agency and agency mortgage-backed securities are explicitly or implicitly guaranteed by the U.S. government, and as such are excluded from the credit loss evaluation as the expectation of non-payment is zero.
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses. Amortized cost is the unpaid principal balance outstanding, adjusted for charge-offs, net of purchase premiums and discounts, and deferred loan fees and costs.
Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
The accrual of interest on loans is discontinued at the time the loan is 90 days past due, unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income if it was accrued during the current year and charged-off against the allowance for credit losses

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
if accrued in a prior year. Amortization of related deferred loan fees or costs and any purchase premium or discount is also suspended at this time. The interest on these loans is accounted for on the cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, and the borrower must generally demonstrate at least 6 months of payment performance.
Purchased Credit Deteriorated Loans
Purchased credit deteriorated loans (“PCD loans”) are purchased loans, that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of a loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the unpaid principal balance of a loan is a non-credit discount or premium which is amortized into interest income over the life of the loan.
Non-Purchased Credit Deteriorated Loans
Non-purchased credit deteriorated loans (“non-PCD loans”) are purchased loans, that, as of the date of acquisition, have not experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The loan’s purchase price becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the unpaid principal balance of the loan is a discount or premium, which is comprised of a credit and non-credit component, and is accreted or amortized into interest income over the life of the loan.
An allowance for credit losses is determined using the same methodology as other loans held for investment, but no "Day One" allowance for credit losses is established on the date of acquisition. Instead, a subsequent "Day Two" allowance for credit losses for non-PCD loans is recorded through the provision for credit losses, which reflects the estimated lifetime credit losses.
Allowance for Credit Losses - Loans
The allowance for credit losses for loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. The Company’s estimate of the allowance for credit losses for loans reflects losses expected over the remaining contractual life of the loans, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
Loans are charged off against the allowance for credit losses when management believes the uncollectibility of a loan balance is confirmed. Recoveries are recognized up to the aggregate amount of previously charged-off balances. The allowance for credit losses is established through provision for credit loss expense charged to income.
The allowance for credit losses is measured on a collective (pooled) basis when similar risk characteristics exist. The Company has identified the following portfolio segments:
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
Construction and Land Development: Consists of loans for speculative and pre-sold construction projects for developers intending to either sell upon completion or hold for long-term investment, as well as construction of projects to be owner occupied. In addition, loans in this segment generally possess a higher inherent risk of loss than other portfolio segments due to risk of non-completion, changes in budgeted costs, and changes in market forces during the term of the construction period.
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
The Company uses the discounted cash flow method to estimate expected credit losses for all loan segments, except for consumer loans. Under this method, cash flow projections at the instrument-level are adjusted for estimated prepayments, probability of default, loss given default, and time to recovery. These cash flow projections are discounted at the instrument-level effective yield to calculate the present value of expected cash flows. An allowance for credit losses is established for the difference between a pool's total amortized cost basis and present value of expected cash flows.
The Company uses the weighted average remaining maturity method to estimate expected credit losses for consumer loans. Under this method, an expected loss rate is applied to an estimate of future outstanding balance balances of the pool.
The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default in the discounted cash flow models and loss rates in the weighted average remaining maturity model. The analysis also determines

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
how expected probability of default and loss rates will react to forecasted levels of the economic variables. In addition, qualitative adjustments are made for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools.
Management estimates the allowance for credit losses on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. As historical credit loss experience provides the basis for the estimation of expected credit losses for pooled loans, adjustments may be necessary to capture differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions.
Loans that do not share risk characteristics are evaluated on an individual basis. Loan evaluated individually are not also included in the pooled evaluation. When management determines that foreclosure is probable, or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for anticipated selling costs as appropriate.
Although management believes the allowance for credit losses to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Allowance for Credit Losses Committee reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions and other factors. In addition, the Company’s regulators review the adequacy of the allowance for credit losses and may require additions to the allowance for credit losses based on their judgment about information available at the time of their examinations.
Unfunded Lending-related Commitments
In the ordinary course of business, the Company has entered into commitments to extend credit, such as lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.
Allowance for Credit Losses - Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded lending-related commitments is adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credited losses on commitments expected to be funded over its estimated life.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Obligations
The Company leases certain bank premises under non-cancelable operating leases in the normal course of business operations. These lease obligations result in the recognition of right-of-use assets and associated lease contract liabilities. The amount of right-of-use assets and associated lease contract liabilities recorded is based on the present value of future minimum lease payments. The discount rate used is equal to the rate implicit in the lease, when readily determinable, or the Company’s incremental borrowing rate at lease inception, on a collateralized basis over a similar term. Right-of-use assets are included in other assets and lease contract liabilities are included in other liabilities in the consolidated balance sheets and were insignificant as of December 31, 2023 and 2022.
Foreclosed Assets
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
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less anticipated selling costs at the date of foreclosure, establishing a new cost basis. For foreclosed real estate, selling costs are generally estimated to be 7.0% of the fair value. This estimate includes sales commissions and closing costs.
Any write-down based on the fair value of the asset at the date of acquisition is charged to the allowance for credit losses. If the fair value of the asset less estimated cost to sell exceeds the recorded investment in the loan at the date of foreclosure, the increase in value is charged to current year operations unless there has been a prior charge-off, in which case a recovery to the allowance for credit losses is recorded. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Write-downs of foreclosed assets subsequent to foreclosure are charged to current year operations as are gains and losses from sale of foreclosed assets. Costs to maintain and hold foreclosed assets are expensed.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and Other Intangible Assets
Goodwill represents the excess of the original cost over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead is subject to an annual impairment evaluation. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2023 and 2022, the Company’s evaluations of goodwill indicated that goodwill was not impaired.
Other identifiable intangible assets consist of core deposit intangible and customer relationship intangible assets with definite useful lives which are being amortized over 10 years. The Company will periodically review the status of core deposit intangible and customer relationship intangible assets for any events or circumstances which may change the recoverability of the underlying basis.
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
With regard to uncertain tax matters, the Company recognizes in the consolidated financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. Management has analyzed the tax positions taken by the Company and concluded as of December 31, 2023 and 2022, there are no material uncertain tax positions taken or expected to be taken that require recognition of a liability or disclosure in the consolidated financial statements. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).
During 2019, in recording the impact of the conversion to a C Corporation, the Company recorded a deferred income tax expense of $3.0 million related to the unrealized gains (losses) on debt securities, and a deferred income tax benefit of $0.3 million related to derivatives, through the income statement in accordance with ASC 740, Income Taxes. This difference will remain in accumulated other comprehensive income (loss) until the underlying debt securities are sold or mature or the underlying cash flow hedging relationships terminate in accordance with the portfolio approach.
Fair Value of Financial Instruments
Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in Note 21 - Fair Value of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Revenue from Contracts with Customers
ASC 606, Revenue from Contracts with Customers, requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve this, the Company takes the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the Company satisfies a performance obligation. The noninterest revenue streams that are considered to be in the scope of this guidance are discussed below.
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
Impact of Recently Adopted Accounting Standards
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology, commonly referred to as the current expected credit losses (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and debt securities held-to-maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance, such as loan commitments and letters of credit. In addition, ASC 326 made changes to the accounting for debt securities available-for-sale. One such change is to require credit losses be presented as an allowance rather than as a write-down on debt securities available-for-sale management does not intend to sell or believes that it is more likely than not they will be required to sell.

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
On January 1, 2023, the Company also adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. This ASU also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in ASU 2022-02 require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. This standard did not have a material impact on the Company’s consolidated results of operations or financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refined the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. Entities may apply the provisions as of the beginning of the reporting period when the election is made and are available until December 31, 2024. Adoption of this standard did not have a material impact on the Company’s financial position or results of operations.
Recent Accounting Pronouncements
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
In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). ASU 2023-02 permits an election to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits, regardless of the tax credit program from which the income tax credits are received, provided that certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense. The amendments in this update are effective for years beginning after December 15, 2023, including interim periods within those years. ASU 2023-02 must be applied on a retrospective or modified retrospective basis. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands disclosure requirements for significant segment expenses under Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The amendments in this update are effective for years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. ASU 2023-07 must be applied on a retrospective basis. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands income tax disclosure requirements. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign, income tax expense (benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The amendments in this update are effective for years beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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
The acquisition of Town and Country further enhanced HBT Financial’s footprint in Central Illinois, and expanded our footprint into metro-east St. Louis. During the years ended December 31, 2023 and 2022, HBT Financial incurred the following expenses related to the acquisition of Town and Country:

	Year Ended
(dollars in thousands)	December 31, 2023	December 31, 2022

PROVISION FOR CREDIT LOSSES	$5,924	$—
NONINTEREST EXPENSE
Salaries	3,584	—
Furniture and equipment	39	—
Data processing	2,031	304
Marketing and customer relations	24	—
Loan collection and servicing	125	—
Legal fees and other noninterest expense	1,964	788
Total noninterest expense	7,767	1,092
Total Town and Country acquisition-related expenses	$13,691	$1,092

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the assets acquired and liabilities assumed from Town and Country on the acquisition date of February 1, 2023 were as follows (dollars in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$23,542
Interest-bearing time deposits with banks	249
Debt securities	167,869
Equity securities	301
Restricted stock	2,822
Loans held for sale	1,612

Loans, before allowance for credit losses	635,376
Allowance for credit losses	(1,247)
Loans, net of allowance for credit losses	634,129

Bank owned life insurance	15,782
Bank premises and equipment	14,828
Foreclosed assets	271
Intangible assets	22,282
Mortgage servicing rights	10,469
Investments in unconsolidated subsidiaries	449
Accrued interest receivable	3,113
Other assets	8,940
Total assets acquired	906,658

Liabilities assumed:
Deposits	720,417
FHLB advances	86,439
Junior subordinated debentures	14,949
Other liabilities	5,999
Total liabilities assumed	827,804
Net assets acquired	$78,854

Consideration paid:
Cash	$37,996
Common stock	71,356
Total consideration paid	$109,352

Goodwill	$30,498

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
The following table provides the pro forma information for the results of operations for the years ended December 31, 2023 and 2022, as if the acquisition of Town and Country had occurred on January 1, 2022. The pro forma results combine the historical results of Town and Country into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
	Year Ended December 31,
(dollars in thousands, except per share data)	2023	2022
Total revenues (net interest income and noninterest income)	$230,171	$226,229
Net income	66,056	68,417
Earnings per share - basic	2.07	2.12
Earnings per share - diluted	2.06	2.12

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
During the year ended December 31, 2021, HBT Financial incurred the following expenses related to the acquisition of NXT (dollars in thousands):

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$159,715	$—	$(11,093)	$—	$148,622
U.S. government agency	55,359	—	(3,262)	—	52,097
Municipal	229,030	26	(23,499)	—	205,557
Mortgage-backed:
Agency residential	188,641	61	(14,718)	—	173,984
Agency commercial	141,214	3	(14,205)	—	127,012
Corporate	57,665	9	(5,485)	—	52,189
Total available-for-sale	$831,624	$99	$(72,262)	$—	$759,461

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,448	$—	$(8,292)	$80,156	$—
Municipal	38,442	394	(163)	38,673	—
Mortgage-backed:
Agency residential	95,828	—	(5,569)	90,259	—
Agency commercial	298,721	—	(41,313)	257,408	—
Total held-to-maturity	$521,439	$394	$(55,337)	$466,496	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Treasury	$169,860	$—	$(15,345)	$154,515
U.S. government agency	59,291	—	(4,134)	55,157
Municipal	275,972	46	(32,189)	243,829
Mortgage-backed:
Agency residential	213,676	5	(18,240)	195,441
Agency commercial	150,060	—	(17,172)	132,888
Corporate	65,597	55	(3,958)	61,694
Total available-for-sale	$934,456	$106	$(91,038)	$843,524

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-maturity:
U.S. government agency	$88,424	$—	$(9,728)	$78,696
Municipal	42,167	195	(314)	42,048
Mortgage-backed:
Agency residential	102,728	—	(6,470)	96,258
Agency commercial	308,281	—	(46,482)	261,799
Total held-to-maturity	$541,600	$195	$(62,994)	$478,801
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and 2022, the Bank had debt securities with a carrying value of $419.4 million and $332.6 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of December 31, 2023, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$46,534	$45,564	$2,138	$2,141
Due after 1 year through 5 years	208,581	196,431	35,590	34,269
Due after 5 years through 10 years	199,695	174,573	83,488	77,094
Due after 10 years	46,959	41,897	5,674	5,325

Mortgage-backed:
Agency residential	188,641	173,984	95,828	90,259
Agency commercial	141,214	127,012	298,721	257,408
Total	$831,624	$759,461	$521,439	$466,496
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of December 31, 2023, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	December 31, 2023
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(11,093)	$148,622	$(11,093)	$148,622
U.S. government agency	(2)	168	(3,260)	51,910	(3,262)	52,078
Municipal	(26)	4,749	(23,473)	194,287	(23,499)	199,036
Mortgage-backed:
Agency residential	(163)	9,354	(14,555)	156,785	(14,718)	166,139
Agency commercial	(26)	3,016	(14,179)	123,404	(14,205)	126,420
Corporate	(414)	4,361	(5,071)	45,826	(5,485)	50,187
Total available-for-sale	$(631)	$21,648	$(71,631)	$720,834	$(72,262)	$742,482

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
As of December 31, 2023, there were 665 debt securities in an unrealized loss position for a period of twelve months or more, and 116 debt securities in an unrealized loss position for a period of less than twelve months.
U.S. Treasury, U.S. government agency, and agency mortgage-backed securities are considered to have no risk of credit loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as prepayment and liquidity risks.
Municipal securities include approximately 79% general obligation bonds as of December 31, 2023, which have a very low historical default rate due to issuers generally having taxing authority to service the debt. The remainder of the municipal securities are also of high credit quality with ratings of A1/A+ or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corporate securities include investment grade corporate and bank subordinated debt securities. The Company evaluates credit risk through monitoring credit ratings, reviews of available issuer financial data, and sector trends. The changes in fair value in corporate securities was considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks.
As of December 31, 2023, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities totaled $6.0 million as of December 31, 2023 and is excluded from the estimate of credit losses.
Sales of debt securities were as follows during the year ended December 31:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Proceeds from sales	$185,280	$—	$—
Gross realized gains	—	—	—
Gross realized losses	(1,820)	—	—
Subsequent to December 31, 2023, the Company recognized $3.4 million of net losses on the sale of $66.8 million of municipal securities with the proceeds used to reduce wholesale funding.
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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	December 31, 2023
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,143	$2,840
Cumulative net unrealized gains (losses)	217	(335)
Carrying value	$3,360	$2,505

	December 31, 2022
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,142	$2,142
Cumulative net unrealized gains (losses)	(113)	(165)
Carrying value	$3,029	$1,977

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. As of December 31, 2022, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect downward adjustments based on observable price changes of an identical investment. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
There were no sales of equity securities during the years ended December 31, 2023, 2022 and 2021. Unrealized gains (losses) on equity securities were as follows during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Readily determinable fair value	$330	$(414)	$107
No readily determinable fair value	(170)	—	—
Unrealized gains (losses) on equity securities	$160	$(414)	$107

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022

Commercial and industrial	$427,800	$266,757
Commercial real estate - owner occupied	295,842	218,503
Commercial real estate - non-owner occupied	880,681	713,202
Construction and land development	363,983	360,824
Multi-family	417,923	287,865
One-to-four family residential	491,508	338,253
Agricultural and farmland	287,294	237,746
Municipal, consumer, and other	239,386	197,103
Loans, before allowance for credit losses	3,404,417	2,620,253
Allowance for credit losses	(40,048)	(25,333)
Loans, net of allowance for credit losses	$3,364,369	$2,594,920
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
At December 31, 2023, the economic forecast used by management anticipates a mild recession in 2024, with the unemployment rate increasing modestly and GDP growth slowing and then shrinking over the next 4 quarters considered in the forecast period. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables detail activity in the allowance for credit losses:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Balance, December 31, 2020	$3,929	$3,141	$11,251	$4,232	$1,957	$1,801	$793	$4,734	$31,838
Provision for loan losses	(1,474)	(1,280)	(3,130)	340	(694)	(472)	52	(1,419)	(8,077)
Charge-offs	(668)	(30)	—	—	—	(267)	—	(449)	(1,414)
Recoveries	653	9	24	342	—	249	—	312	1,589
Balance, December 31, 2021	$2,440	$1,840	$8,145	$4,914	$1,263	$1,311	$845	$3,178	$23,936
Provision for loan losses	88	(1,653)	(1,707)	(692)	209	146	(49)	2,952	(706)
Charge-offs	(23)	(25)	—	—	—	(67)	—	(569)	(684)
Recoveries	774	1,031	283	1	—	369	—	329	2,787
Balance, December 31, 2022	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333
Adoption of ASC 326	(822)	587	501	1,969	85	797	1,567	2,299	6,983
PCD allowance established in acquisition	69	127	239	240	68	492	5	7	1,247
Provision for loan losses	2,823	352	187	(487)	1,931	2,004	(1,399)	1,254	6,665
Charge-offs	(428)	(5)	(202)	—	—	(34)	—	(690)	(1,359)
Recoveries	59	18	268	53	281	186	6	308	1,179
Balance, December 31, 2023	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gross charge-offs, further sorted by origination year, were as follows during the year ended December 31, 2023:

	Gross Charge-Offs for the Year Ended December 31, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior

Commercial and industrial	$—	$—	$—	$—	$—	$—	$428	$—	$428
Commercial real estate - owner occupied	—	5	—	—	—	—	—	—	5
Commercial real estate - non-owner occupied	—	—	—	—	31	—	171	—	202
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	1	33	—	—	34
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	309	100	13	17	10	32	209	—	690
Total	$309	$105	$13	$17	$42	$65	$808	$—	$1,359

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans and the related allowance for credit losses by category:

	December 31, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,528	$295,672	$865,394	$363,767	$417,608	$486,049	$287,150	$224,345	$3,367,513
Individually evaluated for impairment	272	170	15,287	216	315	5,459	144	15,041	36,904
Total	$427,800	$295,842	$880,681	$363,983	$417,923	$491,508	$287,294	$239,386	$3,404,417

Allowance for credit losses:
Collectively evaluated for impairment	$4,960	$2,272	$6,693	$5,998	$3,837	$4,957	$975	$6,137	$35,829
Individually evaluated for impairment	20	—	1,021	—	—	247	—	2,931	4,219
Total	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048

	December 31, 2022
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$261,833	$203,558	$671,663	$359,892	$287,298	$325,621	$233,118	$184,579	$2,527,562
Individually evaluated for impairment	4,818	11,366	30,509	82	—	8,399	4,033	12,508	71,715
Acquired with deteriorated credit quality	106	3,579	11,030	850	567	4,233	595	16	20,976
Total	$266,757	$218,503	$713,202	$360,824	$287,865	$338,253	$237,746	$197,103	$2,620,253

Allowance for loan losses:
Collectively evaluated for impairment	$3,121	$1,008	$4,332	$4,221	$1,470	$1,709	$796	$2,327	$18,984
Individually evaluated for impairment	158	168	2,388	—	—	44	—	3,562	6,320
Acquired with deteriorated credit quality	—	17	1	2	2	6	—	1	29
Total	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	December 31, 2023
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$37	$235	$272	$20
Commercial real estate - owner occupied	170	—	—	170	—
Commercial real estate - non-owner occupied	15,287	—	—	15,287	1,021
Construction and land development	216	—	—	216	—
Multi-family	315	—	—	315	—
One-to-four family residential	5,459	—	—	5,459	247
Agricultural and farmland	144	—	—	144	—
Municipal, consumer, and other	14,978	39	24	15,041	2,931
Total	$36,569	$76	$259	$36,904	$4,219
Accrued interest on loans totaled $18.4 million as of December 31, 2023 and is excluded from the estimate of credit losses.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans:

	Year Ended December 31,
	2022		2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial and industrial	$204	$18	$1,593	$89
Commercial real estate - owner occupied	970	63	3,052	177
Commercial real estate - non-owner occupied	10,943	740	16,494	791
Construction and land development	—	—	554	27
Multi-family	—	—	—	—
One-to-four family residential	384	16	1,988	77
Agricultural and farmland	—	—	83	4
Municipal, consumer, and other	6,259	236	8,681	158
Total	$18,760	$1,073	$32,445	$1,323
With no related allowance:
Commercial and industrial	$9,568	$453	$7,125	$330
Commercial real estate - owner occupied	8,619	525	7,771	344
Commercial real estate - non-owner occupied	12,636	1,278	10,339	432
Construction and land development	1,505	106	2,107	28
Multi-family	—	—	434	10
One-to-four family residential	6,238	352	6,248	192
Agricultural and farmland	228	13	290	17
Municipal, consumer, and other	3,361	148	4,666	86
Total	$42,155	$2,875	$38,980	$1,439
Total loans individually evaluated for impairment:
Commercial and industrial	$9,772	$471	$8,718	$419
Commercial real estate - owner occupied	9,589	588	10,823	521
Commercial real estate - non-owner occupied	23,579	2,018	26,833	1,223
Construction and land development	1,505	106	2,661	55
Multi-family	—	—	434	10
One-to-four family residential	6,622	368	8,236	269
Agricultural and farmland	228	13	373	21
Municipal, consumer, and other	9,620	384	13,347	244
Total	$60,915	$3,948	$71,425	$2,762

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021

Beginning balance	$413	$1,397
Reclassification from non-accretable difference	548	508
Disposals	—	(1,089)
Accretion income	(231)	(403)
Ending balance	$730	$413
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans by category based on current payment and accrual status:

	December 31, 2023
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$427,300	$228	$—	$272	$427,800
Commercial real estate - owner occupied	295,672	—	—	170	295,842
Commercial real estate - non-owner occupied	878,591	255	—	1,835	880,681
Construction and land development	363,735	32	—	216	363,983
Multi-family	417,597	11	—	315	417,923
One-to-four family residential	484,969	1,735	—	4,804	491,508
Agricultural and farmland	286,820	330	—	144	287,294
Municipal, consumer, and other	239,033	252	37	64	239,386
Total	$3,393,717	$2,843	$37	$7,820	$3,404,417

	December 31, 2022
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$266,521	$17	$—	$219	$266,757
Commercial real estate - owner occupied	218,242	187	—	74	218,503
Commercial real estate - non-owner occupied	713,031	—	—	171	713,202
Construction and land development	360,763	61	—	—	360,824
Multi-family	287,854	11	—	—	287,865
One-to-four family residential	335,576	894	145	1,638	338,253
Agricultural and farmland	237,727	19	—	—	237,746
Municipal, consumer, and other	196,892	157	1	53	197,103
Total	$2,616,606	$1,346	$146	$2,155	$2,620,253

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents nonaccrual loans with and without a related allowance for credit losses:

	December 31, 2023
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$120	$152	$272
Commercial real estate - owner occupied	—	170	170
Commercial real estate - non-owner occupied	188	1,647	1,835
Construction and land development	216	—	216
Multi-family	—	315	315
One-to-four family residential	14	4,790	4,804
Agricultural and farmland	—	144	144
Municipal, consumer, and other	—	64	64
Total	$538	$7,282	$7,820
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans by category based on their assigned risk ratings determined by management:

	December 31, 2023
(dollars in thousands)	Pass	Pass-Watch	Substandard	Doubtful	Total

Commercial and industrial	$419,494	$7,128	$1,178	$—	$427,800
Commercial real estate - owner occupied	275,649	14,072	6,121	—	295,842
Commercial real estate - non-owner occupied	822,012	33,283	25,386	—	880,681
Construction and land development	351,087	12,604	292	—	363,983
Multi-family	397,951	19,656	316	—	417,923
One-to-four family residential	472,355	6,671	12,482	—	491,508
Agricultural and farmland	280,867	3,071	3,356	—	287,294
Municipal, consumer, and other	222,474	1,721	15,191	—	239,386
Total	$3,241,889	$98,206	$64,322	$—	$3,404,417

	December 31, 2022
(dollars in thousands)	Pass	Pass-Watch	Substandard	Doubtful	Total

Commercial and industrial	$255,309	$6,630	$4,818	$—	$266,757
Commercial real estate - owner occupied	198,546	10,105	9,852	—	218,503
Commercial real estate - non-owner occupied	652,691	27,282	33,229	—	713,202
Construction and land development	358,215	2,527	82	—	360,824
Multi-family	283,682	4,183	—	—	287,865
One-to-four family residential	323,632	5,907	8,714	—	338,253
Agricultural and farmland	223,114	10,004	4,628	—	237,746
Municipal, consumer, and other	184,299	296	12,508	—	197,103
Total	$2,479,488	$66,934	$73,831	$—	$2,620,253

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of loans, further sorted by origination year, are as follows as of December 31, 2023:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial and industrial
Pass	$90,931	$58,364	$19,283	$26,816	$5,269	$29,550	$187,579	$1,702	$419,494
Pass-Watch	2,025	1,340	892	144	753	471	956	547	7,128
Substandard	111	73	327	60	—	—	323	284	1,178
Total	$93,067	$59,777	$20,502	$27,020	$6,022	$30,021	$188,858	$2,533	$427,800

Commercial real estate - owner occupied
Pass	$27,516	$64,229	$55,376	$53,634	$32,469	$28,876	$13,549	$—	$275,649
Pass-Watch	4,061	943	5,210	1,474	1,573	811	—	—	14,072
Substandard	2,734	86	1,550	64	164	1,523	—	—	6,121
Total	$34,311	$65,258	$62,136	$55,172	$34,206	$31,210	$13,549	$—	$295,842

Commercial real estate - non-owner occupied
Pass	$121,536	$240,323	$237,953	$88,894	$82,094	$39,228	$10,274	$1,710	$822,012
Pass-Watch	810	6,893	7,013	353	4,230	154	13,585	245	33,283
Substandard	13,376	124	286	—	2,410	9,190	—	—	25,386
Total	$135,722	$247,340	$245,252	$89,247	$88,734	$48,572	$23,859	$1,955	$880,681

Construction and land development
Pass	$153,499	$119,005	$56,954	$5,596	$2,662	$796	$12,050	$525	$351,087
Pass-Watch	153	10,750	—	—	—	—	163	1,538	12,604
Substandard	—	216	—	—	—	76	—	—	292
Total	$153,652	$129,971	$56,954	$5,596	$2,662	$872	$12,213	$2,063	$363,983

Multi-family
Pass	$83,898	$81,507	$115,402	$53,126	$34,053	$23,570	$5,904	$491	$397,951
Pass-Watch	3,111	7,197	—	8,821	51	468	—	8	19,656
Substandard	—	—	316	—	—	—	—	—	316
Total	$87,009	$88,704	$115,718	$61,947	$34,104	$24,038	$5,904	$499	$417,923

One-to-four family residential
Pass	$105,337	$91,636	$82,289	$64,094	$21,986	$44,241	$57,248	$5,524	$472,355
Pass-Watch	2,382	286	940	486	212	1,804	203	358	6,671
Substandard	1,507	1,527	623	646	1,037	4,166	64	2,912	12,482
Total	$109,226	$93,449	$83,852	$65,226	$23,235	$50,211	$57,515	$8,794	$491,508

Agricultural and farmland
Pass	$52,766	$37,600	$36,604	$33,960	$8,910	$7,756	$100,486	$2,785	$280,867
Pass-Watch	953	361	425	30	71	719	172	340	3,071
Substandard	—	—	13	3,199	—	144	—	—	3,356
Total	$53,719	$37,961	$37,042	$37,189	$8,981	$8,619	$100,658	$3,125	$287,294

Municipal, Consumer, and other
Pass	$43,575	$57,404	$27,904	$14,342	$1,016	$42,499	$35,734	$—	$222,474
Pass-Watch	9	6	13	—	—	1,693	—	—	1,721
Substandard	51	103	2	6	8	15,012	8	1	15,191
Total	$43,635	$57,513	$27,919	$14,348	$1,024	$59,204	$35,742	$1	$239,386

Total by Risk Rating
Pass	$679,058	$750,068	$631,765	$340,462	$188,459	$216,516	$422,824	$12,737	$3,241,889
Pass-Watch	13,504	27,776	14,493	11,308	6,890	6,120	15,079	3,036	98,206
Substandard	17,779	2,129	3,117	3,975	3,619	30,111	395	3,197	64,322
Total	$710,341	$779,973	$649,375	$355,745	$198,968	$252,747	$438,298	$18,970	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Modifications and Troubled Debt Restructurings
There were no loan modifications to borrowers in financial distress during the year ended December 31, 2023.
There were no new troubled debt restructurings during the years ended December 31, 2022 and 2021. As of December 31, 2022, the Company had $3.0 million of troubled debt restructurings.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.66 billion and $955.8 million as of December 31, 2023 and December 31, 2022, respectively. Activity in mortgage servicing rights is as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Beginning balance	$10,147	$7,994	$5,934
Acquired	10,469	—	370
Capitalized servicing rights	726	530	1,200
Fair value adjustments attributable to payments and principal reductions	(2,110)	(1,343)	(1,788)
Fair value adjustments attributable to changes in valuation inputs and assumptions	(231)	2,966	2,278
Ending balance	$19,001	$10,147	$7,994
NOTE 6 - BANK PREMISES AND EQUIPMENT
Bank premises and equipment are stated at cost less accumulated depreciation as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022

Land, buildings, and improvements	$93,955	$77,869
Furniture, fixtures, and equipment	26,205	24,512
Total bank premises and equipment	120,160	102,381
Less accumulated depreciation	55,010	51,912
Total bank premises and equipment, net	$65,150	$50,469
Depreciation expense by category is as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Buildings and improvements	$1,879	$1,623	$1,694
Furniture, fixtures, and equipment	1,229	1,420	1,380
Total depreciation expense	$3,108	$3,043	$3,074
During 2021, six branches were closed or consolidated as part of a branch rationalization plan. The related bank premises were transferred to held for sale at the lower of the carrying value or the fair value, less estimated costs to sell. There was no bank premises held for sale as of December 31, 2023 and $0.2 million of bank premises held for sale as of December 31, 2022.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – FORECLOSED ASSETS
Foreclosed assets activity is as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Beginning balance	$3,030	$3,278	$4,168
Acquired	271	—	—
Transfers from loans	1,143	541	4,857
Proceeds from sales	(4,093)	(475)	(5,805)
Sales through loan origination	—	—	(252)
Net gain on sales	764	118	505
Direct write-downs	(263)	(432)	(195)
Ending balance	$852	$3,030	$3,278
Gains (losses) on foreclosed assets includes the following:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Direct write-downs	$(263)	$(432)	$(195)
Net gain on sales	764	118	505
Gains (losses) on foreclosed assets	$501	$(314)	$310
The carrying value of foreclosed one-to-four family residential real estate properties held was $0.1 million and $20 thousand as of December 31, 2023 and 2022, respectively. As of December 31, 2023, there were 16 one-to-four family residential real estate loans in the process of foreclosure totaling $1.2 million. As of December 31, 2022, there were 4 one-to-four family residential real estate loans in the process of foreclosure totaling $0.2 million.
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recorded goodwill of $30.5 million related to the acquisition of Town and Country during the year ended December 31, 2023. There were no additions to goodwill for the year ended December 31, 2022. For the year ended December 31, 2021, the Company recorded goodwill of $5.7 million related to the acquisition of NXT. The goodwill recorded in connection with the acquisitions of Town and Country and NXT were allocated to the Company's only reportable segment, Community Banking.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in the Company's intangible assets:

	Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Core Deposit Intangible	Customer Relationship Intangible	Core Deposit Intangible	Customer Relationship Intangible

Beginning balance	$1,070	$—	$1,943	$—	$2,798	$—
Additions	21,282	1,000	—	—	199	—
Amortization	(2,578)	(92)	(873)	—	(1,054)	—
Ending balance	$19,774	$908	$1,070	$—	$1,943	$—
Accumulated amortization	$23,425	$92	$20,847	$—	$19,974	$—
Amortization of intangible assets for the years subsequent to December 31, 2023 is expected to be as follows (dollars in thousands):

Year ended December 31,
2024	$2,839
2025	2,726
2026	2,411
2027	2,338
2028	2,255
Thereafter	8,113
Total	$20,682
NOTE 9 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	December 31, 2023	December 31, 2022

Noninterest-bearing deposits	$1,072,407	$994,954
Interest-bearing deposits:
Interest-bearing demand	1,145,092	1,139,150
Money market	803,381	555,425
Savings	608,424	634,527
Time	627,253	262,968
Brokered	144,880	—
Total interest-bearing deposits	3,329,030	2,592,070
Total deposits	$4,401,437	$3,587,024
Interest-bearing demand deposits included $51.3 million of reciprocal transaction deposits as of December 31, 2023. Money market deposits included $155.1 million and $1.7 million of reciprocal transaction deposits as of December 31, 2023 and 2022, respectively. Time deposits included $30.5 million and $1.6 million of reciprocal time deposits as of December 31, 2023, and 2022, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $130.2 million and $27.2 million as of December 31, 2023 and 2022, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $342.8 million and $92.6 million as of December 31, 2023 and 2022, respectively.
The components of interest expense on deposits are as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Interest-bearing demand	$3,130	$607	$518
Money market	7,352	813	437
Savings	1,033	208	188
Time	10,784	883	1,329
Brokered	2,836	—	—
Total interest expense on deposits	$25,135	$2,511	$2,472
At December 31, 2023, the scheduled maturities of time and brokered time deposits are as follows (dollars in thousands):

Year ended December 31,
2024	$676,895
2025	76,274
2026	10,593
2027	4,992
2028	3,255
Thereafter	124
Total	$772,133
NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
All repurchase agreements are sweep instruments. The securities underlying the agreements as of December 31, 2023 and 2022 were under the Company’s control in safekeeping at third-party financial institutions, and included debt securities.
Information pertaining to securities sold under agreements to repurchase is as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022

Balance at end of year	$42,442	$43,081
Weighted average rate as of end of year	2.42%	0.28%
Fair value of securities underlying the agreements	$49,303	$50,771
Carrying value of securities underlying the agreements	$52,958	$55,850

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - BORROWINGS
FHLB advances totaled $12.6 million with a weighted average interest rate of 0.55% as of December 31, 2023 and totaled $160.0 million with a weighted average interest rate of 4.29% as of December 31, 2022. The FHLB advances outstanding as of December 31, 2023 mature between 2024 and 2029.
Borrowings from the FHLB are secured by FHLB stock held by the Company and pledged security in the form of qualifying loans. The loans pledged as of December 31, 2023 and 2022 totaled $1.20 billion and $892.1 million, respectively. As of December 31, 2023 and 2022, loans pledged also served as collateral for credit exposure of $0.4 million and $0.3 million, respectively, associated with the Bank’s participation in the FHLB’s Mortgage Partnership Finance Program.
The Bank also had available borrowings through the discount window of the Federal Reserve Bank of Chicago. Available borrowings are based on the collateral pledged. As of December 31, 2023, debt securities with a carrying value of $9.8 million were pledged, and there was no outstanding balance. As of December 31, 2022, there was no collateral pledged and no outstanding balance.
NOTE 12 - SUBORDINATED NOTES
On September 3, 2020, the Company issued $40.0 million of fixed-to-floating rate subordinated notes that mature on September 15, 2030. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 4.50% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest is payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after September 15, 2025. If the subordinated notes are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The transaction resulted in debt issuance costs of $0.8 million which will be amortized over 10 years. As of December 31, 2023 and 2022, 100% of the subordinated notes qualified as Tier 2 capital.
The face value and carrying value of the subordinated notes are summarized below:

(dollars in thousands)	December 31, 2023	December 31, 2022

Subordinated notes, at face value	$40,000	$40,000
Unamortized issuance costs	(526)	(605)
Subordinated notes, at carrying value	$39,474	$39,395

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
In accordance with GAAP, the trusts are not consolidated in the Company’s financial statements.
The face values and carrying values of the junior subordinated debentures are summarized as follows:

		Carrying Value
(dollars in thousands)	Face Value	December 31, 2023	December 31, 2022

Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155	5,155
FFBI Capital Trust I	7,217	7,217	7,217
National Bancorp Statutory Trust I	5,773	4,853	4,788
Town and Country Statutory Trust II	4,124	4,401	—
Town and Country Statutory Trust III	7,732	7,578	—
West Plains Investors Statutory Trust I	3,093	2,965	—
Total	$53,714	$52,789	$37,780
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable Interest Rate		December 31, 2023	December 31, 2022	Maturity Date
Heartland Bancorp, Inc. Capital Trust B	SOFR plus	3.01%	8.41%	6.83%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	SOFR plus	1.79	7.18	6.30	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	SOFR plus	1.61	7.00	6.12	September 15, 2037
FFBI Capital Trust I	SOFR plus	3.06	8.46	6.88	April 6, 2034
National Bancorp Statutory Trust I	SOFR plus	3.16	8.55	7.67	December 15, 2037
Town and Country Statutory Trust II	SOFR plus	3.05	8.43	N/A	March 17, 2034
Town and Country Statutory Trust III	SOFR plus	1.94	7.33	N/A	March 22, 2037
West Plains Investors Statutory Trust I	SOFR plus	1.71	7.10	N/A	June 15, 2037
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
Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of December 31, 2023 and 2022, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

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
The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$17,000	$322	$17,000	$629
As of December 31, 2023, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of December 31, 2023 and 2022, counterparties had cash pledged and held on deposit by the Company of $0.6 million and $0.6 million, respectively.
The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$468	$(126)	$(412)

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
The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	94,497	6,227	106,995	6,981
Total fair value recorded in other assets	$94,497	$6,227	$106,995	$6,981

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$94,497	$(6,227)	$106,995	$(6,981)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$94,497	$(6,227)	$106,995	$(6,981)
As of December 31, 2023, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2035.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Year Ended December 31, 2023
(dollars in thousands)	2023	2022	2021

Not designated as hedging instruments:
Gross gains	$11,198	$16,002	$13,773
Gross losses	(11,198)	(16,002)	(13,773)
Net gains (losses)	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities		Derivatives	Total
(dollars in thousands)	Available-for-Sale	Held-to-Maturity

Balance, December 31, 2020	$19,578	$(118)	$(1,307)	$18,153
Transfer from available-for-sale to held-to-maturity	3,887	(3,887)	—	—
Other comprehensive income (loss) before reclassifications	(24,798)	—	366	(24,432)
Reclassifications	—	687	412	1,099
Other comprehensive income (loss), before tax	(24,798)	687	778	(23,333)
Income tax expense (benefit)	(7,069)	196	222	(6,651)
Other comprehensive income (loss), after tax	(17,729)	491	556	(16,682)
Balance, December 31, 2021	5,736	(3,514)	(751)	1,471
Transfer from available-for-sale to held-to-maturity	7,664	(7,664)	—	—
Other comprehensive income (loss) before reclassifications	(105,459)	—	1,183	(104,276)
Reclassifications	—	1,723	126	1,849
Other comprehensive income (loss), before tax	(105,459)	1,723	1,309	(102,427)
Income tax expense (benefit)	(30,061)	491	373	(29,197)
Other comprehensive income (loss), after tax	(75,398)	1,232	936	(73,230)
Balance, December 31, 2022	(61,998)	(9,946)	185	(71,759)
Other comprehensive income before reclassifications	16,949	—	161	17,110
Reclassifications	1,820	1,954	(468)	3,306
Other comprehensive income (loss), before tax	18,769	1,954	(307)	20,416
Income tax expense (benefit)	5,350	557	(87)	5,820
Other comprehensive income (loss), after tax	13,419	1,397	(220)	14,596
Balance, December 31, 2023	(48,579)	(8,549)	(35)	(57,163)
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
NOTE 16 – INCOME TAXES
Allocation of income tax expense between current and deferred portions is as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Current
Federal	$12,538	$15,194	$11,330
State	6,384	7,459	6,053
Total current	18,922	22,653	17,383
		.
Deferred
Federal	2,811	(2,045)	1,945
State	1,006	(874)	963
Total deferred	3,817	(2,919)	2,908
Income tax expense	$22,739	$19,734	$20,291
Income tax expense differs from the statutory federal rate due to the following:

	Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income tax, at statutory rate	$18,602	21.0%	$16,000	21.0%	$16,078	21.0%
Increase (decrease) resulting from:
Federally tax exempt interest income	(1,767)	(2.0)	(1,618)	(2.1)	(1,426)	(1.9)
State taxes, net of federal benefit	5,838	6.6	5,285	6.9	5,430	7.1
Other	66	0.1	67	0.1	209	0.3
Income tax expense	$22,739	25.7%	$19,734	25.9%	$20,291	26.5%

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the deferred tax assets and liabilities are as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022

Deferred tax assets
Allowance for credit losses	$12,247	$7,151
Compensation related	3,230	2,623
Deferred loan fees	676	965
Nonaccrual interest	596	480
Foreclosed assets	18	142
Goodwill	74	153
Net operating loss carryforward	144	—
Net unrealized losses on debt securities	23,967	29,874
Other purchase accounting adjustments	5,250	—
Other	575	5,237
Total deferred tax assets	46,777	46,625

Deferred tax liabilities
Fixed asset depreciation	3,044	3,940
Mortgage servicing rights	5,306	2,868
Other purchase accounting adjustments	—	610
Intangible assets	5,584	214
Prepaid assets	816	756
Other	566	2,756
Total deferred tax liabilities	15,316	11,144
Net deferred tax asset	$31,461	$35,481
As of December 31, 2023, the Company had an Illinois net operating loss carryforward of $1.9 million which is available to offset future Illinois taxable income. The Illinois net operating loss carryforward is subject to a $100 thousand limitation through 2023 and will begin to expire in 2044. Management believes that it is more likely than not that the deferred tax assets included in the balance sheet will be realized, and that a valuation allowance was not required for deferred tax assets as of December 31, 2023 and 2022.
The Company files consolidated federal and state income tax returns. The Company is generally no longer subject to federal or state income tax examinations for years prior to 2020.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Numerator:
Net income	$65,842	$56,456	$56,271
Earnings allocated to participating securities	(36)	(66)	(104)
Numerator for earnings per share - basic and diluted	$65,806	$56,390	$56,167

Denominator:
Weighted average common shares outstanding	31,626,308	28,853,697	27,795,806
Dilutive effect of outstanding restricted stock units	111,839	65,619	15,487
Weighted average common shares outstanding, including all dilutive potential shares	31,738,147	28,919,316	27,811,293

Earnings per share - Basic	$2.08	$1.95	$2.02
Earnings per share - Diluted	$2.07	$1.95	$2.02
NOTE 18 - EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
During the years ended December 31, 2023, 2022, and 2021, the Company’s profit sharing plan contribution expense amounted to $1.7 million, $1.3 million, and $1.3 million, respectively. The Company’s contributions vest to employees ratably over a six-year period.
Medical Insurance Benefits
The Company is partially self-insured for medical claims filed by its employees. During the years ended December 31, 2023, 2022, and 2021, medical benefits expense amounted to $6.2 million, $4.9 million, and $4.2 million, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 – STOCK-BASED COMPENSATION PLANS
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
The following is a summary of stock-based compensation expense (benefit):

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Restricted stock units	$1,204	$1,334	$579
Performance restricted stock units	749	615	185
Total awards classified as equity	1,953	1,949	764
Stock appreciation rights	95	88	226
Total stock-based compensation expense	$2,048	$2,037	$990
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
During the years ended December 31, 2023, 2022, and 2021, the total grant date fair value of the restricted stock units granted was $1.0 million, $1.3 million, and $0.9 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock that vested during the years ended December 31, 2023, 2022, 2021 were $1.1 million, $0.7 million, and $0.3 million, respectively.
The following is a summary of restricted stock unit activity:

	Year Ended December 31,
	2023		2022		2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	139,986	$18.01	109,244	$17.27	71,000	$18.98
Granted	41,847	22.72	66,995	18.81	59,994	15.81
Vested	(51,693)	17.91	(34,925)	17.26	(20,225)	18.86
Forfeited	(1,981)	19.55	(1,328)	18.35	(1,525)	18.11
Ending balance	128,159	$19.56	139,986	$18.01	109,244	$17.27
As of December 31, 2023, unrecognized compensation cost related to the non-vested restricted stock units was $0.9 million. This cost is expected to be recognized over the weighted average remaining service period of 1.7 years.

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
During the years ended December 31, 2023, 2022, and 2021, the total fair value of the performance restricted stock units granted was $0.4 million, $0.5 million, and $0.6 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date.
The following is a summary of performance restricted stock unit activity:

	Year Ended December 31,
	2023		2022		2021
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	62,067	$17.02	38,344	$15.72	—	$—
Granted	17,030	22.72	23,723	19.14	38,344	15.72
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Ending balance	79,097	$18.25	62,067	$17.02	38,344	$15.72
As of December 31, 2023, unrecognized compensation cost related to non-vested performance restricted stock units was $0.3 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.5 years.

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
The following is a summary of stock appreciation rights activity:

	Year Ended December 31,
	2023		2022		2021
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	97,920	$16.32	105,570	$16.32
Granted	—	—	—	—	—	—
Exercised	—	—	(24,480)	16.32	(6,120)	16.32
Expired	—	—	—	—	(1,530)	16.32
Forfeited	—	—	—	—	—	—
Ending balance	73,440	$16.32	73,440	$16.32	97,920	$16.32
As of December 31, 2023, all stock appreciation rights were exercisable and have a weighted average remaining term of 5.7 years. Additionally, as of December 31, 2023, there was no unrecognized compensation cost for stock appreciation rights.
As of December 31, 2023 and 2022, the liability recorded for outstanding stock appreciation rights was $0.6 million and $0.5 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	December 31, 2023	December 31, 2022
Risk-free interest rate	3.85%	3.95%
Expected volatility	37.37%	36.54%
Expected life (in years)	5.7	6.7
Expected dividend yield	3.22%	3.27%
As of December 31, 2023, the liability recorded for previously exercised stock appreciation rights was $0.2 million, which will be paid in 2024. As of December 31, 2022, the liability recorded for previously exercised stock appreciation rights was $0.5 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – REGULATORY MATTERS
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
Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. As of December 31, 2023 and 2022, the capital conservation buffer was 2.5% of risk-weighted assets.
As of December 31, 2023, the Company and the Bank each met all capital adequacy requirements to which they were subject. The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank are as follows:

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$603,234	15.33%	$314,814	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	527,964	13.42	236,110	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	476,789	12.12	177,083	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	527,964	10.49	201,231	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$586,604	14.92%	$314,496	8.00%	$393,119	10.00%
Tier 1 Capital (to Risk Weighted Assets)	550,808	14.01	235,872	6.00	314,496	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	550,808	14.01	176,904	4.50	255,528	6.50
Tier 1 Capital (to Average Assets)	550,808	10.96	201,063	4.00	251,329	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$516,556	16.27%	$254,052	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	451,828	14.23	190,539	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	415,213	13.07	142,904	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	451,828	10.48	172,427	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$489,316	15.43%	$253,643	8.00%	$317,054	10.00%
Tier 1 Capital (to Risk Weighted Assets)	463,983	14.63	190,233	6.00	253,643	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	463,983	14.63	142,674	4.50	206,085	6.50
Tier 1 Capital (to Average Assets)	463,983	10.78	172,240	4.00	215,300	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.
Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 - Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing as asset or liability.
The Company uses fair value to measure certain assets and liabilities on a recurring basis, such as investment securities, mortgage servicing rights, and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period, and such measurements are therefore considered "nonrecurring" for purposes of disclosing the Company's fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for loans held for sale, collateral-dependent loans, bank premises held for sale, and foreclosed assets.
Recurring Basis
The following is a description of the methods and significant assumptions used to measure the fair value of assets and liabilities on a recurring basis.
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
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 by level within the fair value hierarchy:

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$148,622	$—	$—	$148,622
U.S. government agency	—	52,097	—	52,097
Municipal	—	205,557	—	205,557
Mortgage-backed:
Agency residential	—	173,984	—	173,984
Agency commercial	—	127,012	—	127,012
Corporate	—	52,189	—	52,189
Equity securities with readily determinable fair values	3,360	—	—	3,360
Mortgage servicing rights	—	—	19,001	19,001
Derivative financial assets	—	6,549	—	6,549
Derivative financial liabilities	—	6,227	—	6,227

	December 31, 2022
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$154,515	$—	$—	$154,515
U.S. government agency	—	55,157	—	55,157
Municipal	—	243,829	—	243,829
Mortgage-backed:
Agency residential	—	195,441	—	195,441
Agency commercial	—	132,888	—	132,888
Corporate	—	61,694	—	61,694
Equity securities with readily determinable fair values	3,029	—	—	3,029
Mortgage servicing rights	—	—	10,147	10,147
Derivative financial assets	—	7,610	—	7,610
Derivative financial liabilities	—	6,981	—	6,981

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$19,001	Discounted cash flows	Constant pre-payment rates (CPR)	6.2% to 49.4% (8.4%)
			Discount rate	9.0% to 37.3% (9.6%)

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$10,147	Discounted cash flows	Constant pre-payment rates (CPR)	5.3% to 59.7% (8.2%)
			Discount rate	9.0% to 11.7% (9.3%)
Nonrecurring Basis
The following is a description of the methods and significant assumptions used to measure the fair value of assets and liabilities on a nonrecurring basis.
Loans Held for Sale
Mortgage loans originated and held for sale are carried at the lower of cost or estimated fair value. The Company obtains quotes or bids on these loans directly from purchasing financial institutions. Typically, these quotes include a premium on the sale and thus these quotes generally indicate fair value of the held for sale loans is greater than cost. Loans held for sale have been classified as Level 2.
Collateral-Dependent Loans
Periodically, a collateral-dependent loan is evaluated individually and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using recent appraisals and customized discounting criteria. Due to the significance of unobservable inputs, fair values of collateral-dependent loans have been classified as Level 3.
Bank Premises Held for Sale
Bank premises held for sale are recorded at the lower of cost or fair value, less estimated selling costs, at the date classified as held for sale. Values are estimated using recent appraisals and customized discounting criteria. Due to the significance of unobservable inputs, fair values of collateral-dependent loans have been classified as Level 3.
Foreclosed Assets
Foreclosed assets are recorded at fair value based on property appraisals, less estimated selling costs, at the date of the transfer. Subsequent to the transfer, foreclosed assets are carried at the lower of cost or fair value, less estimated selling costs. Values are estimated using recent appraisals and customized discounting criteria. Due to the significance of unobservable inputs, fair values of collateral-dependent loans have been classified as Level 3.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 by level within the fair value hierarchy:

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$2,318	$—	$2,318
Collateral-dependent loans	—	—	32,685	32,685
Foreclosed assets	—	—	852	852

	December 31, 2022
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$615	$—	$615
Collateral-dependent loans	—	—	17,460	17,460
Bank premises held for sale	—	—	235	235
Foreclosed assets	—	—	3,030	3,030
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$32,685	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	852	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$17,460	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	235	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	3,030	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Time and Brokered Time Deposits
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	December 31, 2023		December 31, 2022
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$141,252	$141,252	$114,159	$114,159
Debt securities held-to-maturity	Level 2	521,439	466,496	541,600	478,801
Restricted stock	Level 3	7,160	7,160	7,965	7,965
Loans, net	Level 3	3,364,369	3,349,540	2,594,920	2,566,930
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,165	1,165
Accrued interest receivable	Level 2	24,534	24,534	19,506	19,506

Financial liabilities:
Time deposits	Level 3	627,253	619,682	262,968	253,619
Brokered deposits	Level 3	144,880	144,944	—	—
Securities sold under agreements to repurchase	Level 2	42,442	42,442	43,081	43,081
Subordinated notes	Level 3	39,474	36,993	39,395	37,205
Junior subordinated debentures	Level 3	52,789	48,529	37,780	37,030
Accrued interest payable	Level 2	6,969	6,969	1,363	1,363
The Company estimated the fair value of lending related commitments as described in Note 22 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods and termination clauses provided in the agreements.
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
NOTE 22 – COMMITMENTS AND CONTINGENCIES
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	December 31, 2023	December 31, 2022

Commitments to extend credit	$869,013	$756,885
Standby letters of credit	23,732	17,785
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $3.8 million as of December 31, 2023.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
DeBaere, et al v. Heartland Bank and Trust Company
The Bank was a defendant in a purported class action lawsuit filed in June 2020, in the Circuit Court of Cook County, Illinois. The plaintiff, a customer of the Bank, alleges that the Bank breached its contract with the plaintiff by (1) charging multiple insufficient funds fees or overdraft fees on a single customer-initiated transaction, and (2) charging overdraft fees for transactions that were authorized on a positive account balance, but when settled, settled into a negative balance.
Miller, et al v. State Bank of Lincoln and Heartland Bank and Trust Company
The Bank was a defendant in a purported class action lawsuit filed in May 2020, in the Circuit Court of Logan County, Illinois. The plaintiff, a customer of State Bank of Lincoln, which previously merged with the Bank, alleges that the Bank breached its contract with the plaintiff by charging multiple insufficient funds fees or overdraft fees on a single customer-initiated transaction.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On May 15, 2023, the Bank reached an agreement in principle to settle both the DeBaere, et al and Miller, et al cases in which the Bank would make one-time cash payments totaling $3.4 million, without admitting fault, to release the Bank from further liability and claims in both the cases.
Definitive settlement agreements reflecting the terms of the agreement in principle were approved by the Court on December 15, 2023 in the DeBaere, et al case and on February 16, 2024 in the Miller, et al case. The Bank made the one-time cash payments totaling $3.4 million during the fourth quarter of 2023. The settlements do not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the Class Action and Receiver’s Action. The Bank agreed in principle to the settlements to avoid the cost, risks and distraction of continued litigation. The Company believes the settlements are in the best interests of the Company and its shareholders.
Accordingly, the Bank had in the aggregate $2.6 million accrued as of December 31, 2022 related to these matters. An initial $2.6 million accrual was recognized in other noninterest expense during the fourth quarter of 2022, reflecting management’s best estimate at that time, and an additional $0.8 million accrual was recognized in other noninterest expense during the second quarter of 2023 following the agreement in principle to settle both the DeBaere, et al and Miller, et al cases.
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
The Bank intends to vigorously defend the lawsuit. However, the Company believes an unfavorable outcome is probable at this time, as that term is used in assessing loss contingencies. Accordingly, consistent with the authoritative guidance in the evaluation of contingencies, an accrual has been recorded related to these matters of $0.2 million in the aggregate during the fourth quarter and year ended December 31, 2023. While the amount recorded reflects management’s best estimate as of December 31, 2023, the Company cannot yet offer an opinion on the estimated range of possible loss.
NOTE 23 - RELATED PARTY TRANSACTIONS
Loans
As of December 31, 2023 and 2022, loans to directors, executive officers, principal shareholders and their affiliated entities (“related parties”) totaled $1.1 million and $2.2 million, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans with persons not related to us.
Deposits
Deposits of related parties totaled $4.0 million and $22.0 million as of December 31, 2023 and 2022, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
Following are the condensed parent company only financial statements of HBT Financial.

Condensed Parent Company Only Balance Sheets

(dollars in thousands)	December 31, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$17,214	$24,278
Investment in subsidiaries:
Bank	563,513	422,217
Non-bank	1,614	1,165
Other assets	2,347	5,338
Total assets	$584,688	$452,998

LIABILITIES
Subordinated notes	$39,474	$39,395
Junior subordinated debentures	52,789	37,780
Other liabilities	2,929	2,191
Total liabilities	95,192	79,366

STOCKHOLDERS' EQUITY	489,496	373,632
Total liabilities and stockholders' equity	$584,688	$452,998

Condensed Parent Company Only Statements of Income

	Year ended December 31,
(dollars in thousands)	2023	2022	2021

INCOME
Dividends received from bank subsidiary	$64,000	$28,000	$20,000
Undistributed earnings from bank subsidiary	9,199	35,044	41,227
Other income	870	51	454
Total income	74,069	63,095	61,681

EXPENSES
Interest expense	5,409	3,666	3,305
Other expense	5,517	5,292	3,741
Total expenses	10,926	8,958	7,046
INCOME BEFORE INCOME TAX BENEFIT	63,143	54,137	54,635
TAX BENEFIT	(2,699)	(2,319)	(1,636)
NET INCOME	$65,842	$56,456	$56,271

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Parent Company Only Statements of Cash Flow

	Year ended December 31,
(dollars in thousands)	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,842	$56,456	$56,271
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of consolidated subsidiaries	(9,199)	(35,044)	(41,227)
Stock-based compensation	1,953	1,949	764
Amortization of discount and issuance costs on subordinated notes and debentures	139	145	144
Net gain on sale of foreclosed assets	(563)	—	(74)
Changes in other assets and liabilities, net	360	769	(2,231)
Net cash provided by operating activities	58,532	24,275	13,647

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities	—	—	(48)
Purchase of foreclosed assets from Heartland Bank	—	(2,325)	—
Proceeds from sale of foreclosed assets	2,888	—	74
Net cash paid for acquisition of NXT Bancorporation, Inc.	—	—	(10,411)
Net cash paid for acquisition of Town and Country	(37,523)	—	—
Net cash used in investing activities	(34,635)	(2,325)	(10,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to the vesting of restricted stock units	(181)	(57)	—
Repurchase of common stock	(8,907)	(4,783)	(4,906)
Cash dividends and dividend equivalents paid	(21,873)	(18,584)	(16,753)
Net cash used in financing activities	(30,961)	(23,424)	(21,659)

NET DECREASE IN CASH AND EQUIVALENTS	(7,064)	(1,474)	(18,397)
CASH AND CASH EQUIVALENTS
Beginning of year	24,278	25,752	44,149
End of year	$17,214	$24,278	$25,752

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

All other information required by this item is set forth under the captions “Proposal 1—Election of Directors,” “Board of Directors, Board Meetings and Committees,” “Stock Ownership Matters,” and “Executive Officers” in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION

All information required by this item is set forth under the caption “Executive Compensation” in the Company’s Definitive Proxy Statement and is herein incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2023 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-Average exercise price of outstanding options, warrants and rights (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	246,805	(1)	$—	1,477,419
Equity compensation plans not approved by security holders	—		—	—
Total	246,805		$—	1,477,419
__________________________________
(1)Balance reflects the assumed payout of outstanding performance restricted stock units awards at maximum level and outstanding restricted stock unit awards.
(2)This “Weighted-Average exercise price of outstanding options, warrants and rights” column does not reflect the outstanding restricted stock unit or performance share unit awards. Because there are no outstanding awards that have exercise prices, no weighted-average exercise price is provided in this column.
All information required by this item is set forth under the caption “Stock Ownership Matters—Security Ownership of Management and Certain Beneficial Owners” in the Company’s Definitive Proxy Statement and is herein incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
All information required by this item is set forth under the caption “Certain Relationships and Related Party Transactions” in the Company’s Definitive Proxy Statement and is herein incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
All information required by this item is set forth under the caption “Proposal 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement and is herein incorporated by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1).See Index to Consolidated Financial Statements on page 76.

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

9.1
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

10.3 §	HBT Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the Commission on October 30, 2019).

10.4 §
Amended and Restated Employment Agreement, dated as of February 22, 2021, by and between the Company and Fred L. Drake (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 25, 2021).

10.5 §
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

10.8 §
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

10.13 §	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2021).

10.14 §	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022).

10.15 §	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 8, 2023).

10.16 §
Amendment to Amended and Restated Employment Agreement, dated March 31, 2023, by and among HBT Financial, Inc., Heartland Bank and Trust Company and Fred L. Drake (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2023).

10.17 §
Amendment to Amended and Restated Employment Agreement, dated March 31, 2023, by and among HBT Financial, Inc., Heartland Bank and Trust Company and J. Lance Carter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2023).

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of RSM US LLP.

31.1 *	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1 *	Incentive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________________________
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

HBT FINANCIAL, INC.

Dated: March 6, 2024	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Lance Carter	President, Chief Executive Officer, and Director	March 6, 2024
J. Lance Carter	(Principal executive officer)

/s/ Peter R. Chapman	Executive Vice President and Chief Financial Officer	March 6, 2024
Peter R. Chapman	(Principal financial officer and principal accounting officer)

/s/ Fred L. Drake	Executive Chairman and Director	March 6, 2024
Fred L. Drake

/s/ Roger A. Baker	Director	March 6, 2024
Roger A. Baker

/s/ C. Alvin Bowman	Director	March 6, 2024
C. Alvin Bowman

/s/ Eric E. Burwell	Director	March 6, 2024
Eric E. Burwell

/s/ Patrick F. Busch	Director	March 6, 2024
Patrick F. Busch

/s/ Allen C. Drake	Director	March 6, 2024
Allen C. Drake

/s/ Linda J. Koch	Director	March 6, 2024
Linda J. Koch

/s/ Gerald E. Pfeiffer	Director	March 6, 2024
Gerald E. Pfeiffer