Form 10-Q
period 2024-03-31
HBT Financial, Inc.
filed 2024-05-01
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2024, there were 31,591,466 shares outstanding of the registrant’s common stock, $0.01 par value.

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
•changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;
•changes in state and federal laws, regulations and governmental policies concerning the Company’s general business and any changes in response to the failures of other banks or as a result of the upcoming 2024 presidential election;
•changes in interest rates and prepayment rates of the Company’s assets (including the effects of significant interest rate increases since 2020);
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
•concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients above current FDIC limits who may withdraw deposits to diversify their exposure;
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
•current and future business, economic and market conditions in the United States ("U.S.") generally or in the States of Illinois and Iowa in particular;
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
•our success at managing the risks involved in the foregoing items; and
•the factors discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange (“SEC”) Commission on March 6, 2024.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$19,989	$26,256
Interest-bearing deposits with banks	240,223	114,996
Cash and cash equivalents	260,212	141,252

Interest-bearing time deposits with banks	515	509
Debt securities available-for-sale, at fair value	669,020	759,461
Debt securities held-to-maturity (fair value of $458,640 at 2024 and $466,496 at 2023)	517,472	521,439
Equity securities with readily determinable fair value	3,324	3,360
Equity securities with no readily determinable fair value	2,622	2,505
Restricted stock, at cost	5,155	7,160
Loans held for sale	3,479	2,318

Loans, before allowance for credit losses	3,345,962	3,404,417
Allowance for credit losses	(40,815)	(40,048)
Loans, net of allowance for credit losses	3,305,147	3,364,369

Bank owned life insurance	24,069	23,905
Bank premises and equipment, net	64,755	65,150
Bank premises held for sale	317	—
Foreclosed assets	277	852
Goodwill	59,820	59,820
Intangible assets, net	19,972	20,682
Mortgage servicing rights, at fair value	19,081	19,001
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	23,117	24,534
Other assets	60,542	55,239
Total assets	$5,040,510	$5,073,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,047,074	$1,072,407
Interest-bearing	3,313,500	3,329,030
Total deposits	4,360,574	4,401,437

Securities sold under agreements to repurchase	31,864	42,442
Federal Home Loan Bank advances	12,725	12,623
Subordinated notes	39,494	39,474
Junior subordinated debentures issued to capital trusts	52,804	52,789
Other liabilities	46,368	34,909
Total liabilities	4,543,829	4,583,674

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,827,039 at 2024 and 32,730,698 at 2023; shares outstanding of 31,612,888 at 2024 and 31,695,828 at 2023	328	327
Surplus	296,054	295,877
Retained earnings	278,353	269,051
Accumulated other comprehensive income (loss)	(56,048)	(57,163)
Treasury stock at cost, 1,214,151 shares at 2024 and 1,034,870 at 2023	(22,006)	(18,596)
Total stockholders’ equity	496,681	489,496
Total liabilities and stockholders’ equity	$5,040,510	$5,073,170
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$51,926	$42,159
Federally tax exempt	1,094	952
Securities:
Taxable	6,250	6,616
Federally tax exempt	597	1,197
Interest-bearing deposits in bank	1,952	739
Other interest and dividend income	142	116
Total interest and dividend income	61,961	51,779

INTEREST EXPENSE
Deposits	13,593	2,374
Securities sold under agreements to repurchase	152	38
Borrowings	125	1,297
Subordinated notes	470	470
Junior subordinated debentures issued to capital trusts	933	763
Total interest expense	15,273	4,942
Net interest income	46,688	46,837
PROVISION FOR CREDIT LOSSES	527	6,210
Net interest income after provision for credit losses	46,161	40,627

NONINTEREST INCOME
Card income	2,616	2,658
Wealth management fees	2,547	2,338
Service charges on deposit accounts	1,869	1,871
Mortgage servicing	1,055	1,099
Mortgage servicing rights fair value adjustment	80	(624)
Gains on sale of mortgage loans	298	276
Realized gains (losses) on sales of securities	(3,382)	(1,007)
Unrealized gains (losses) on equity securities	(16)	(22)
Gains (losses) on foreclosed assets	87	(10)
Gains (losses) on other assets	(635)	—
Income on bank owned life insurance	164	115
Other noninterest income	943	743
Total noninterest income	5,626	7,437

NONINTEREST EXPENSE
Salaries	16,657	19,411
Employee benefits	2,805	2,335
Occupancy of bank premises	2,582	2,102
Furniture and equipment	550	659
Data processing	2,925	4,323
Marketing and customer relations	996	836
Amortization of intangible assets	710	510
FDIC insurance	560	563
Loan collection and servicing	452	278
Foreclosed assets	49	61
Other noninterest expense	2,982	4,855
Total noninterest expense	31,268	35,933
INCOME BEFORE INCOME TAX EXPENSE	20,519	12,131
INCOME TAX EXPENSE	5,261	2,923
NET INCOME	$15,258	$9,208

EARNINGS PER SHARE - BASIC	$0.48	$0.30
EARNINGS PER SHARE - DILUTED	$0.48	$0.30
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,662,954	30,977,204
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

NET INCOME	$15,258	$9,208

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on debt securities available-for-sale	(2,255)	11,443
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	3,382	1,607
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	501	490
Unrealized gains (losses) on derivative instruments	64	(40)
Reclassification adjustment for net settlements on derivative instruments	(132)	(94)
Total other comprehensive income, before tax	1,560	13,406
Income tax expense	445	3,822
Total other comprehensive income	1,115	9,584
TOTAL COMPREHENSIVE INCOME	$16,373	$18,792
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2023	31,695,828	$327	$295,877	$269,051	$(57,163)	$(18,596)	$489,496
Cumulative effect of change in accounting principle (ASU 2023-02)	—	—	—	116	—	—	116
Net income	—	—	—	15,258	—	—	15,258
Other comprehensive income	—	—	—	—	1,115	—	1,115
Stock-based compensation	—	—	509	—	—	—	509
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	96,341	1	(332)	—	—	—	(331)
Repurchase of common stock	(179,281)	—	—	—	—	(3,410)	(3,410)
Cash dividends and dividend equivalents ($0.19 per share)	—	—	—	(6,072)	—	—	(6,072)
Balance, March 31, 2024	31,612,888	$328	$296,054	$278,353	$(56,048)	$(22,006)	$496,681

Balance, December 31, 2022	28,752,626	$293	$222,783	$232,004	$(71,759)	$(9,689)	$373,632
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(6,922)	—	—	(6,922)
Net income	—	—	—	9,208	—	—	9,208
Other comprehensive income	—	—	—	—	9,584	—	9,584
Stock-based compensation	—	—	517	—	—	—	517
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	43,607	—	(181)	—	—	—	(181)
Issuance of common stock in Town and Country acquisition	3,378,600	34	71,322	—	—	—	71,356
Repurchase of common stock	(79,463)	—	—	—	—	(1,588)	(1,588)
Cash dividends and dividend equivalents ($0.17 per share)	—	—	—	(5,508)	—	—	(5,508)
Balance, March 31, 2023	32,095,370	$327	$294,441	$228,782	$(62,175)	$(11,277)	$450,098
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,258	$9,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	729	793
Provision for credit losses	527	6,210
Net amortization of debt securities	1,036	1,518
Deferred income tax expense (benefit)	1,154	(1,079)
Stock-based compensation	509	517
Net accretion of discount and deferred loan fees on loans	(1,854)	(1,635)
Net realized loss on sales of securities	3,382	1,007
Net unrealized loss on equity securities	16	22
Net loss on disposals of bank premises and equipment	55	—
Impairment losses on bank premises held for sale	580	—
Net gain on sales of foreclosed assets	(113)	(20)
Write-down of foreclosed assets	26	30
Amortization of intangibles	710	510
Decrease (increase) in mortgage servicing rights	(80)	624
Amortization of discount and issuance costs on subordinated notes and debentures	35	37
Amortization of discount on Federal Home Loan Bank advances	102	69
Amortization of premium on time deposits	(30)	(110)
Mortgage loans originated for sale	(12,459)	(15,734)
Proceeds from sale of mortgage loans	11,596	13,107
Net gain on sale of mortgage loans	(298)	(276)
Increase in cash surrender value of bank owned life insurance	(164)	(108)
Decrease in accrued interest receivable	1,417	2,318
Decrease (increase) in other assets	(5,574)	7,846
Increase (decrease) in other liabilities	10,212	(3,364)
Net cash provided by operating activities	26,772	21,490

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest-bearing time deposits with banks	(6)	—
Proceeds from sales of securities	66,832	145,844
Proceeds from paydowns, maturities, and calls of debt securities	29,563	26,513
Purchase of securities	(4,874)	(51)
Purchase of loans	(4,448)	—
Net decrease in loans	64,761	61,964
Purchase of restricted stock	—	(3,545)
Proceeds from redemption of restricted stock	2,005	9,341
Purchases of bank premises and equipment	(1,286)	(622)
Proceeds from sales of bank premises and equipment	—	7
Proceeds from sales of foreclosed assets	865	40
Net cash paid for acquisition of Town and Country	—	(14,454)
Net cash provided by investing activities	153,412	225,037
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(40,833)	3,190
Net decrease in repurchase agreements	(10,578)	(8,162)
Net decrease in Federal Home Loan Bank advances	—	(171,325)
Taxes paid related to the vesting of restricted stock units	(331)	(181)
Repurchase of common stock	(3,410)	(1,588)
Cash dividends and dividend equivalents paid	(6,072)	(5,508)
Net cash used in financing activities	(61,224)	(183,574)

NET INCREASE IN CASH AND CASH EQUIVALENTS	118,960	62,953
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	141,252	114,159
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$260,212	$177,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,926	$4,903
Net refunds received for income taxes	$(749)	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$203	$105
Transfers of bank premises and equipment to bank premises held for sale	$317	$—
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES
Basis of Presentation
HBT Financial, Inc. (“HBT Financial” or the “Company”) is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”). The Bank provides a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. Additionally, the Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.
The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the SEC. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024.
The unaudited consolidated financial statements include all normal, recurring adjustments necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.
The Company qualifies as an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act permits emerging growth companies an extended transition period for complying with new or revised accounting standards affecting public companies. The Company may remain an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024, (2) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues, (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or (4) the date on which the Company has, during the previous three year period, issued, publicly or privately, more than $1.0 billion in non-convertible debt securities. The Company has elected to use the extended transition period until the Company is no longer an emerging growth company or until the Company chooses to affirmatively and irrevocably opt out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Use of Estimates
The accompanying consolidated financial statements have been prepared in conformity with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported results of operations for the periods then ended.
Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses.
Low Income Housing Tax Credits
The Company holds an ownership interest in a limited liability company, as a limited partner, that invests in affordable housing projects. This investment is designed to generate a return primarily through the realization of federal tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. The Company accounts for its low income housing investments using the proportional amortization method.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investment in the qualified affordable housing project meets the definition of a variable interest entity ("VIE") as the entity is structured such that the limited partner investors lack substantive voting rights. The managing member has both the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. Accordingly, the Company is not the primary beneficiary and is not required to consolidate this entity. The Company's maximum exposure to loss is limited to the carrying amount of the investment, which was $7.5 million as of March 31, 2024.
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
Impact of Recently Adopted Accounting Standards
On January 1, 2024, the Company adopted ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323). ASU 2023-02 permits an election to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits, regardless of the tax credit program from which the income tax credits are received, provided that certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense. The Company adopted ASU 2023-02 using the modified retrospective method. The Company recorded a $0.1 million increase to retained earnings and decrease to deferred tax liability, as well as a $7.2 million increase to other assets and other liabilities, as a result of the adoption.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that contractual sale restrictions cannot be recognized and measured as a separate unit of account. The amendments in this update are effective for years beginning after December 15, 2023, including interim periods within those years. This standard did not have an impact on the Company’s consolidated results of operations or financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 replaces the current last-of-layer hedge accounting method with an expanded portfolio layer method that permits multiple hedged layers of a single closed portfolio. The scope of the portfolio layer method is also expanded to include non-prepayable financial assets. ASU 2022-01 also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Amendments related to disclosure which are included in this standard may be applied on a prospective basis from the initial application date, or on a retrospective basis to each prior period presented after the date of adoption of the amendments in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update are effective for years beginning after December 15, 2023, including interim periods within those years. Early adoption is permitted. This standard did not have an impact on the Company’s consolidated results of operations or financial position.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands disclosure requirements for significant segment expenses under Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. ASU 2023-07 must be applied on a retrospective basis. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
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
The acquisition of Town and Country further enhanced HBT Financial’s footprint in central Illinois, and expanded our footprint into metro-east St. Louis. No expenses were incurred related to the acquisition of Town and Country for the three months ended March 31, 2024. During the three months ended March 31, 2023, HBT Financial incurred the following expenses related to the acquisition of Town and Country:

(dollars in thousands)	Three Months Ended March 31, 2023

PROVISION FOR CREDIT LOSSES	$5,924
NONINTEREST EXPENSE
Salaries	3,518
Data processing	1,855
Marketing and customer relations	14
Legal fees and other noninterest expense	1,753
Total noninterest expense	7,140
Total Town and Country acquisition-related expenses	$13,064

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
The following table provides the pro forma information for the results of operations for the three months ended March 31, 2023 as if the acquisition of Town and Country had occurred on January 1, 2022. The pro forma results combine the historical results of Town and Country into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

Pro Forma
(dollars in thousands, except per share data)	Three Months Ended March 31, 2023
Total revenues (net interest income and noninterest income)	$57,770
Net income	10,015
Earnings per share - basic	0.31
Earnings per share - diluted	0.31

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	March 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$149,697	$—	$(11,511)	$—	$138,186
U.S. government agency	53,836	—	(3,377)	—	50,459
Municipal	156,403	1	(21,756)	—	134,648
Mortgage-backed:
Agency residential	183,553	51	(15,058)	—	168,546
Agency commercial	138,873	2	(14,400)	—	124,475
Corporate	57,694	—	(4,988)	—	52,706
Total available-for-sale	$740,056	$54	$(71,090)	$—	$669,020

	March 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,454	$—	$(8,977)	$79,477	$—
Municipal	38,459	158	(351)	38,266	—
Mortgage-backed:
Agency residential	93,737	—	(6,497)	87,240	—
Agency commercial	296,822	—	(43,165)	253,657	—
Total held-to-maturity	$517,472	$158	$(58,990)	$458,640	$—

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
As of March 31, 2024 and December 31, 2023, the Bank had debt securities with a carrying value of $388.8 million and $419.4 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of March 31, 2024, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$46,701	$45,715	$2,791	$2,789
Due after 1 year through 5 years	193,559	179,686	44,748	42,300
Due after 5 years through 10 years	155,271	132,382	73,706	67,434
Due after 10 years	22,099	18,216	5,668	5,220

Mortgage-backed:
Agency residential	183,553	168,546	93,737	87,240
Agency commercial	138,873	124,475	296,822	253,657
Total	$740,056	$669,020	$517,472	$458,640

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of March 31, 2024 and December 31, 2023, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	March 31, 2024
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(11,511)	$138,186	$(11,511)	$138,186
U.S. government agency	—	—	(3,377)	50,432	(3,377)	50,432
Municipal	(10)	2,648	(21,746)	131,224	(21,756)	133,872
Mortgage-backed:
Agency residential	(32)	7,947	(15,026)	155,172	(15,058)	163,119
Agency commercial	(10)	913	(14,390)	123,480	(14,400)	124,393
Corporate	(7)	1,987	(4,981)	50,706	(4,988)	52,693
Total available-for-sale	$(59)	$13,495	$(71,031)	$649,200	$(71,090)	$662,695

	December 31, 2023
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(11,093)	$148,622	$(11,093)	$148,622
U.S. government agency	(2)	168	(3,260)	51,910	(3,262)	52,078
Municipal	(26)	4,749	(23,473)	194,287	(23,499)	199,036
Mortgage-backed:
Agency residential	(163)	9,354	(14,555)	156,785	(14,718)	166,139
Agency commercial	(26)	3,016	(14,179)	123,404	(14,205)	126,420
Corporate	(414)	4,361	(5,071)	45,826	(5,485)	50,187
Total available-for-sale	$(631)	$21,648	$(71,631)	$720,834	$(72,262)	$742,482
As of March 31, 2024, there were 690 debt securities in an unrealized loss position for a period of twelve months or more, and 73 debt securities in an unrealized loss position for a period of less than twelve months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Municipal securities include approximately 73% general obligation bonds as of March 31, 2024, which have a very low historical default rate due to issuers generally having taxing authority to service the debt. The remainder of the municipal securities are also of high credit quality with ratings of A1/A+ or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
Corporate securities include investment grade corporate and bank subordinated debt securities. The Company evaluates credit risk through monitoring credit ratings, reviews of available issuer financial data, and sector trends. During 2024, the changes in fair value in corporate securities were considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. During the three months ended March 31, 2023, a $0.6 million allowance for credit losses was established for one bank subordinated debt security, reflecting heightened potential credit risk following the failures of other banks in early 2023. This allowance for credit losses was later reversed during the third quarter of 2023 after a merger announcement by the issuer of the bank subordinated debt security.
As of March 31, 2024, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $5.4 million and $6.0 million as of March 31, 2024 and December 31, 2023, respectively.
Sales of debt securities were as follows during the three months ended March 31:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Proceeds from sales	$66,812	$145,844
Gross realized gains	—	—
Gross realized losses	(3,382)	(1,007)

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses are as follows:

	March 31, 2024
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,957
Cumulative net unrealized gains (losses)	200	(335)
Carrying value	$3,324	$2,622

	December 31, 2023
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,143	$2,840
Cumulative net unrealized gains (losses)	217	(335)
Carrying value	$3,360	$2,505
As of March 31, 2024 and December 31, 2023, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
During the three months ended March 31, 2024, the Company sold equity securities with a readily determinable fair value totaling $20 thousand at their carrying value. There were no sales of equity securities during the three months ended March 31, 2023.
Unrealized gains (losses) on equity securities were as follows during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Readily determinable fair value	$(16)	$116
No readily determinable fair value	—	(138)
Unrealized gains (losses) on equity securities	$(16)	$(22)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023

Commercial and industrial	$402,206	$427,800
Commercial real estate - owner occupied	294,967	295,842
Commercial real estate - non-owner occupied	890,251	880,681
Construction and land development	345,991	363,983
Multi-family	421,573	417,923
One-to-four family residential	485,948	491,508
Agricultural and farmland	287,205	287,294
Municipal, consumer, and other	217,821	239,386
Loans, before allowance for credit losses	3,345,962	3,404,417
Allowance for credit losses	(40,815)	(40,048)
Loans, net of allowance for credit losses	$3,305,147	$3,364,369
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
At March 31, 2024, the economic forecast used by management anticipates an economic slowdown, but not a recession, with the unemployment rate remaining stable and GDP growth slowing and then remaining stable over the next 4 quarters considered in the forecast period. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses:

	Three Months Ended March 31, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048
Provision for credit losses	239	(117)	2,102	(454)	8	(421)	32	(829)	560
Charge-offs	(15)	—	—	—	—	(21)	—	(191)	(227)
Recoveries	26	2	242	1	—	84	7	72	434
Ending balance	$5,230	$2,157	$10,058	$5,545	$3,845	$4,846	$1,014	$8,120	$40,815

	Three Months Ended March 31, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333
Adoption of ASC 326	(822)	587	501	1,969	85	797	1,567	2,299	6,983
PCD allowance established in acquisition	69	127	239	240	68	492	5	7	1,247
Provision for loan losses	387	619	305	1,139	526	1,081	305	739	5,101
Charge-offs	—	(3)	—	—	—	(22)	—	(117)	(142)
Recoveries	19	12	74	3	—	58	1	87	254
Ending balance	$2,932	$2,535	$7,840	$7,574	$2,151	$4,165	$2,674	$8,905	$38,776

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three months ended March 31, 2024 and 2023.

	Gross Charge-Offs for the Three Months Ended March 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$3	$—	$—	$—	$11	$1	$—	$15
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	3	—	—	6	12	—	21
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	44	56	6	—	—	—	85	—	191
Total	$44	$59	$9	$—	$—	$17	$98	$—	$227

	Gross Charge-Offs for the Three Months Ended March 31, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior

Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	—	3	—	—	—	—	—	—	3
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	1	21	—	—	22
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	35	53	—	9	—	—	20	—	117
Total	$35	$56	$—	$9	$1	$21	$20	$—	$142

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	March 31, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$401,036	$294,322	$875,344	$345,775	$421,257	$479,840	$287,061	$202,934	$3,307,569
Individually evaluated for impairment	1,170	645	14,907	216	316	6,108	144	14,887	38,393
Total	$402,206	$294,967	$890,251	$345,991	$421,573	$485,948	$287,205	$217,821	$3,345,962

Allowance for credit losses:
Collectively evaluated for impairment	$4,882	$2,157	$9,224	$5,545	$3,845	$4,603	$1,014	$5,414	$36,684
Individually evaluated for impairment	348	—	834	—	—	243	—	2,706	4,131
Total	$5,230	$2,157	$10,058	$5,545	$3,845	$4,846	$1,014	$8,120	$40,815

	December 31, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,528	$295,672	$865,394	$363,767	$417,608	$486,049	$287,150	$224,345	$3,367,513
Individually evaluated for impairment	272	170	15,287	216	315	5,459	144	15,041	36,904
Total	$427,800	$295,842	$880,681	$363,983	$417,923	$491,508	$287,294	$239,386	$3,404,417

Allowance for loan losses:
Collectively evaluated for impairment	$4,960	$2,272	$6,693	$5,998	$3,837	$4,957	$975	$6,137	$35,829
Individually evaluated for impairment	20	—	1,021	—	—	247	—	2,931	4,219
Total	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	March 31, 2024
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$895	$275	$1,170	$348
Commercial real estate - owner occupied	645	—	—	645	—
Commercial real estate - non-owner occupied	14,907	—	—	14,907	834
Construction and land development	216	—	—	216	—
Multi-family	316	—	—	316	—
One-to-four family residential	6,108	—	—	6,108	243
Agricultural and farmland	144	—	—	144	—
Municipal, consumer, and other	14,817	48	22	14,887	2,706
Total	$37,153	$943	$297	$38,393	$4,131

	December 31, 2023
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$37	$235	$272	$20
Commercial real estate - owner occupied	170	—	—	170	—
Commercial real estate - non-owner occupied	15,287	—	—	15,287	1,021
Construction and land development	216	—	—	216	—
Multi-family	315	—	—	315	—
One-to-four family residential	5,459	—	—	5,459	247
Agricultural and farmland	144	—	—	144	—
Municipal, consumer, and other	14,978	39	24	15,041	2,931
Total	$36,569	$76	$259	$36,904	$4,219
Accrued interest on loans is excluded from the estimate of credit losses and totaled $17.3 million and $18.4 million as of March 31, 2024 and December 31, 2023, respectively.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on current payment and accrual status:

	March 31, 2024
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$400,152	$884	$—	$1,170	$402,206
Commercial real estate - owner occupied	294,148	174	—	645	294,967
Commercial real estate - non-owner occupied	885,963	2,645	—	1,643	890,251
Construction and land development	345,775	—	—	216	345,991
Multi-family	421,142	115	—	316	421,573
One-to-four family residential	478,351	2,143	—	5,454	485,948
Agricultural and farmland	286,977	84	—	144	287,205
Municipal, consumer, and other	217,629	123	—	69	217,821
Total	$3,330,137	$6,168	$—	$9,657	$3,345,962

	December 31, 2023
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$427,300	$228	$—	$272	$427,800
Commercial real estate - owner occupied	295,672	—	—	170	295,842
Commercial real estate - non-owner occupied	878,591	255	—	1,835	880,681
Construction and land development	363,735	32	—	216	363,983
Multi-family	417,597	11	—	315	417,923
One-to-four family residential	484,969	1,735	—	4,804	491,508
Agricultural and farmland	286,820	330	—	144	287,294
Municipal, consumer, and other	239,033	252	37	64	239,386
Total	$3,393,717	$2,843	$37	$7,820	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	March 31, 2024
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$1,057	$113	$1,170
Commercial real estate - owner occupied	—	645	645
Commercial real estate - non-owner occupied	—	1,643	1,643
Construction and land development	216	—	216
Multi-family	—	316	316
One-to-four family residential	145	5,309	5,454
Agricultural and farmland	—	144	144
Municipal, consumer, and other	—	69	69
Total	$1,418	$8,239	$9,657

	December 31, 2023
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$120	$152	$272
Commercial real estate - owner occupied	—	170	170
Commercial real estate - non-owner occupied	188	1,647	1,835
Construction and land development	216	—	216
Multi-family	—	315	315
One-to-four family residential	14	4,790	4,804
Agricultural and farmland	—	144	144
Municipal, consumer, and other	—	64	64
Total	$538	$7,282	$7,820

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Pass-Watch – a pass-watch loan is still considered a "pass" credit and is not a classified or criticized asset, but is a reflection of a borrower who exhibits credit weaknesses or downward trends warranting close attention and increased monitoring. These potential weaknesses may result in deterioration of the repayment prospects for the loan. No loss of principal or interest is expected, and the borrower does not pose sufficient risk to warrant a Substandard or Doubtful classification.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	March 31, 2024
(dollars in thousands)	Pass	Pass-Watch	Substandard	Doubtful	Total

Commercial and industrial	$388,483	$8,882	$4,841	$—	$402,206
Commercial real estate - owner occupied	275,346	12,611	7,010	—	294,967
Commercial real estate - non-owner occupied	825,513	40,095	24,643	—	890,251
Construction and land development	333,565	12,154	272	—	345,991
Multi-family	401,541	19,716	316	—	421,573
One-to-four family residential	466,266	7,000	12,682	—	485,948
Agricultural and farmland	276,427	7,092	3,686	—	287,205
Municipal, consumer, and other	201,083	1,732	15,006	—	217,821
Total	$3,168,224	$109,282	$68,456	$—	$3,345,962

	December 31, 2023
(dollars in thousands)	Pass	Pass-Watch	Substandard	Doubtful	Total

Commercial and industrial	$419,494	$7,128	$1,178	$—	$427,800
Commercial real estate - owner occupied	275,649	14,072	6,121	—	295,842
Commercial real estate - non-owner occupied	822,012	33,283	25,386	—	880,681
Construction and land development	351,087	12,604	292	—	363,983
Multi-family	397,951	19,656	316	—	417,923
One-to-four family residential	472,355	6,671	12,482	—	491,508
Agricultural and farmland	280,867	3,071	3,356	—	287,294
Municipal, consumer, and other	222,474	1,721	15,191	—	239,386
Total	$3,241,889	$98,206	$64,322	$—	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of March 31, 2024:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial and industrial
Pass	$17,320	$73,281	$55,707	$17,771	$24,591	$33,691	$162,876	$3,246	$388,483
Pass-Watch	—	3,490	1,374	955	124	1,161	766	1,012	8,882
Substandard	—	1,311	65	27	42	—	2,942	454	4,841
Total	$17,320	$78,082	$57,146	$18,753	$24,757	$34,852	$166,584	$4,712	$402,206

Commercial real estate - owner occupied
Pass	$7,568	$27,742	$63,093	$54,117	$52,110	$57,399	$13,250	$67	$275,346
Pass-Watch	352	3,199	919	5,070	1,414	1,657	—	—	12,611
Substandard	—	3,141	84	1,180	61	1,061	1,483	—	7,010
Total	$7,920	$34,082	$64,096	$60,367	$53,585	$60,117	$14,733	$67	$294,967

Commercial real estate - non-owner occupied
Pass	$11,210	$124,093	$246,855	$234,215	$87,338	$110,263	$9,840	$1,699	$825,513
Pass-Watch	—	790	6,824	6,925	348	11,383	13,586	239	40,095
Substandard	—	13,274	124	—	—	11,245	—	—	24,643
Total	$11,210	$138,157	$253,803	$241,140	$87,686	$132,891	$23,426	$1,938	$890,251

Construction and land development
Pass	$25,805	$133,857	$107,186	$42,022	$9,070	$3,170	$12,194	$261	$333,565
Pass-Watch	152	1,919	8,423	—	—	19	804	837	12,154
Substandard	—	—	216	—	—	56	—	—	272
Total	$25,957	$135,776	$115,825	$42,022	$9,070	$3,245	$12,998	$1,098	$345,991

Multi-family
Pass	$5,042	$83,616	$81,575	$117,281	$52,554	$56,099	$4,893	$481	$401,541
Pass-Watch	400	2,703	7,161	—	8,816	629	—	7	19,716
Substandard	—	—	—	316	—	—	—	—	316
Total	$5,442	$86,319	$88,736	$117,597	$61,370	$56,728	$4,893	$488	$421,573

One-to-four family residential
Pass	$14,674	$98,623	$90,394	$78,700	$62,792	$61,198	$53,859	$6,026	$466,266
Pass-Watch	365	2,039	283	931	605	2,296	202	279	7,000
Substandard	70	1,527	1,523	547	564	5,517	—	2,934	12,682
Total	$15,109	$102,189	$92,200	$80,178	$63,961	$69,011	$54,061	$9,239	$485,948

Agricultural and farmland
Pass	$17,509	$43,295	$35,500	$34,208	$31,935	$12,397	$100,006	$1,577	$276,427
Pass-Watch	137	2,878	794	94	27	761	2,355	46	7,092
Substandard	331	—	—	12	3,199	144	—	—	3,686
Total	$17,977	$46,173	$36,294	$34,314	$35,161	$13,302	$102,361	$1,623	$287,205

Municipal, Consumer, and other
Pass	$8,181	$38,222	$49,651	$27,623	$13,490	$42,611	$21,305	$—	$201,083
Pass-Watch	—	10	31	11	—	1,676	4	—	1,732
Substandard	31	64	62	—	—	14,825	24	—	15,006
Total	$8,212	$38,296	$49,744	$27,634	$13,490	$59,112	$21,333	$—	$217,821

Total by Risk Rating
Pass	$107,309	$622,729	$729,961	$605,937	$333,880	$376,828	$378,223	$13,357	$3,168,224
Pass-Watch	1,406	17,028	25,809	13,986	11,334	19,582	17,717	2,420	109,282
Substandard	432	19,317	2,074	2,082	3,866	32,848	4,449	3,388	68,456
Total	$109,147	$659,074	$757,844	$622,005	$349,080	$429,258	$400,389	$19,165	$3,345,962

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of December 31, 2023:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial and industrial
Pass	$90,931	$58,364	$19,283	$26,816	$5,269	$29,550	$187,579	$1,702	$419,494
Pass-Watch	2,025	1,340	892	144	753	471	956	547	7,128
Substandard	111	73	327	60	—	—	323	284	1,178
Total	$93,067	$59,777	$20,502	$27,020	$6,022	$30,021	$188,858	$2,533	$427,800

Commercial real estate - owner occupied
Pass	$27,516	$64,229	$55,376	$53,634	$32,469	$28,876	$13,549	$—	$275,649
Pass-Watch	4,061	943	5,210	1,474	1,573	811	—	—	14,072
Substandard	2,734	86	1,550	64	164	1,523	—	—	6,121
Total	$34,311	$65,258	$62,136	$55,172	$34,206	$31,210	$13,549	$—	$295,842

Commercial real estate - non-owner occupied
Pass	$121,536	$240,323	$237,953	$88,894	$82,094	$39,228	$10,274	$1,710	$822,012
Pass-Watch	810	6,893	7,013	353	4,230	154	13,585	245	33,283
Substandard	13,376	124	286	—	2,410	9,190	—	—	25,386
Total	$135,722	$247,340	$245,252	$89,247	$88,734	$48,572	$23,859	$1,955	$880,681

Construction and land development
Pass	$153,499	$119,005	$56,954	$5,596	$2,662	$796	$12,050	$525	$351,087
Pass-Watch	153	10,750	—	—	—	—	163	1,538	12,604
Substandard	—	216	—	—	—	76	—	—	292
Total	$153,652	$129,971	$56,954	$5,596	$2,662	$872	$12,213	$2,063	$363,983

Multi-family
Pass	$83,898	$81,507	$115,402	$53,126	$34,053	$23,570	$5,904	$491	$397,951
Pass-Watch	3,111	7,197	—	8,821	51	468	—	8	19,656
Substandard	—	—	316	—	—	—	—	—	316
Total	$87,009	$88,704	$115,718	$61,947	$34,104	$24,038	$5,904	$499	$417,923

One-to-four family residential
Pass	$105,337	$91,636	$82,289	$64,094	$21,986	$44,241	$57,248	$5,524	$472,355
Pass-Watch	2,382	286	940	486	212	1,804	203	358	6,671
Substandard	1,507	1,527	623	646	1,037	4,166	64	2,912	12,482
Total	$109,226	$93,449	$83,852	$65,226	$23,235	$50,211	$57,515	$8,794	$491,508

Agricultural and farmland
Pass	$52,766	$37,600	$36,604	$33,960	$8,910	$7,756	$100,486	$2,785	$280,867
Pass-Watch	953	361	425	30	71	719	172	340	3,071
Substandard	—	—	13	3,199	—	144	—	—	3,356
Total	$53,719	$37,961	$37,042	$37,189	$8,981	$8,619	$100,658	$3,125	$287,294

Municipal, Consumer, and other
Pass	$43,575	$57,404	$27,904	$14,342	$1,016	$42,499	$35,734	$—	$222,474
Pass-Watch	9	6	13	—	—	1,693	—	—	1,721
Substandard	51	103	2	6	8	15,012	8	1	15,191
Total	$43,635	$57,513	$27,919	$14,348	$1,024	$59,204	$35,742	$1	$239,386

Total by Risk Rating
Pass	$679,058	$750,068	$631,765	$340,462	$188,459	$216,516	$422,824	$12,737	$3,241,889
Pass-Watch	$13,504	$27,776	$14,493	$11,308	$6,890	$6,120	$15,079	$3,036	98,206
Substandard	$17,779	$2,129	$3,117	$3,975	$3,619	$30,111	$395	$3,197	64,322
Total	$710,341	$779,973	$649,375	$355,745	$198,968	$252,747	$438,298	$18,970	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Modifications
There were no loan modifications to borrowers in financial distress during the three months ended March 31, 2024 and 2023. There were no modified loans to borrowers in financial distress outstanding as of March 31, 2024 and December 31, 2023.
Pledged Loans
As of March 31, 2024 and December 31, 2023, the Company pledged loans totaling $1.85 billion and $1.20 billion, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.64 billion and $1.66 billion as of March 31, 2024 and December 31, 2023, respectively. Activity in mortgage servicing rights is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Beginning balance	$19,001	$10,147
Acquired	—	10,469
Capitalized servicing rights	130	129
Fair value adjustments attributable to payments and principal reductions	(429)	(431)
Fair value adjustments attributable to changes in valuation inputs and assumptions	379	(322)
Ending balance	$19,081	$19,992
NOTE 6 – FORECLOSED ASSETS
Foreclosed assets activity is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Beginning balance	$852	$3,030
Acquired	—	271
Transfers from loans	203	105
Proceeds from sales	(865)	(40)
Net gain on sales	113	20
Direct write-downs	(26)	(30)
Ending balance	$277	$3,356

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains (losses) on foreclosed assets includes the following:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Direct write-downs	$(26)	$(30)
Net gain on sales	113	20
Gains (losses) on foreclosed assets	$87	$(10)
The carrying value of foreclosed one-to-four family residential real estate properties held was $0.1 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, there were 20 one-to-four family residential real estate loans in the process of foreclosure totaling $2.0 million. As of December 31, 2023, there were 16 one-to-four family residential real estate loans in the process of foreclosure totaling $1.2 million.
NOTE 7 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	March 31, 2024	December 31, 2023

Noninterest-bearing deposits	$1,047,074	$1,072,407
Interest-bearing deposits:
Interest-bearing demand	1,139,172	1,145,092
Money market	802,685	803,381
Savings	602,739	608,424
Time	713,142	627,253
Brokered	55,762	144,880
Total interest-bearing deposits	3,313,500	3,329,030
Total deposits	$4,360,574	$4,401,437
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $244.1 million and $236.8 million as of March 31, 2024 and December 31, 2023, respectively. The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $171.4 million and $130.2 million as of March 31, 2024 and December 31, 2023, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $406.4 million and $342.8 million as of March 31, 2024 and December 31, 2023, respectively.
The components of interest expense on deposits are as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Interest-bearing demand	$1,311	$458
Money market	4,797	935
Savings	443	178
Time	5,925	803
Brokered	1,117	—
Total interest expense on deposits	$13,593	$2,374

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
The interest rate swap agreements designated as cash flow hedges are summarized as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$17,000	$254	$17,000	$322
As of March 31, 2024, the interest rate swap agreements designated as cash flow hedges had contractual maturities between 2024 and 2025. As of March 31, 2024 and December 31, 2023, counterparties had cash pledged and held on deposit by the Company of $0.4 million and $0.6 million, respectively.
The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income are summarized as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$132	$94

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
The interest rate swap agreements not designated as hedging instruments are summarized as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	93,199	7,507	94,497	6,227
Total fair value recorded in other assets	$93,199	$7,507	$94,497	$6,227

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$93,199	$(7,507)	$94,497	$(6,227)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$93,199	$(7,507)	$94,497	$(6,227)
As of March 31, 2024, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2035.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Not designated as hedging instruments:
Gross gains	$2,038	$2,737
Gross losses	(2,038)	(2,737)
Net gains (losses)	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended March 31, 2024
Balance, December 31, 2023	$(48,579)	$(8,549)	$(35)	$(57,163)
Other comprehensive income (loss) before reclassifications	(2,255)	—	64	(2,191)
Reclassifications	3,382	501	(132)	3,751
Other comprehensive income (loss), before tax	1,127	501	(68)	1,560
Income tax expense (benefit)	322	143	(20)	445
Other comprehensive income (loss), after tax	805	358	(48)	1,115
Balance, March 31, 2024	$(47,774)	$(8,191)	$(83)	$(56,048)

Three Months Ended March 31, 2023
Balance, December 31, 2022	$(61,998)	$(9,946)	$185	$(71,759)
Other comprehensive income (loss) before reclassifications	11,443	—	(40)	11,403
Reclassifications	1,607	490	(94)	2,003
Other comprehensive income (loss), before tax	13,050	490	(134)	13,406
Income tax expense (benefit)	3,720	140	(38)	3,822
Other comprehensive income (loss), after tax	9,330	350	(96)	9,584
Balance, March 31, 2023	$(52,668)	$(9,596)	$89	$(62,175)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10 – EARNINGS PER SHARE
The Company previously granted restricted stock units that contained non-forfeitable rights to dividend equivalents which were considered participating securities. Prior to 2024, these restricted stock units were included in the calculation of basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.
Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution from the Company’s outstanding restricted stock units and performance restricted stock units.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Numerator:
Net income	$15,258	$9,208
Earnings allocated to participating securities	—	(5)
Numerator for earnings per share - basic and diluted	$15,258	$9,203

Denominator:
Weighted average common shares outstanding	31,662,954	30,977,204
Dilutive effect of outstanding restricted stock units	140,233	69,947
Weighted average common shares outstanding, including all dilutive potential shares	31,803,187	31,047,151

Earnings per share - Basic	$0.48	$0.30
Earnings per share - Diluted	$0.48	$0.30
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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Restricted stock units	$273	$277
Performance restricted stock units	236	240
Total awards classified as equity	509	517
Stock appreciation rights	(129)	1
Total stock-based compensation expense	$380	$518

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A restricted stock unit grants a participant the right to receive one share of the Company’s common stock, following the completion of the requisite service period. Restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and is recognized on a straight-line basis over the service period for the entire award. Dividend equivalents on restricted stock units, which are either accrued until vested, are classified as dividends charged to retained earnings.
During the three months ended March 31, 2024 and 2023, the total grant date fair value of the restricted stock units granted was $1.0 million and $1.0 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2024 and 2023 was $1.4 million and $1.1 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended March 31,
	2024		2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	128,159	$19.56	139,986	$18.01
Granted	51,246	19.06	41,847	22.72
Vested	(70,540)	18.96	(51,693)	17.91
Forfeited	—	—	(718)	16.58
Ending balance	108,865	$19.71	129,422	$19.58
As of March 31, 2024, unrecognized compensation cost related to the non-vested restricted stock units was $1.7 million. This cost is expected to be recognized over the weighted average remaining service period of 1.9 years.

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
During the three months ended March 31, 2024 and 2023, the total fair value of the performance restricted stock units granted was $0.4 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the three months ended March 31, 2024 was $0.8 million.
The following is a summary of performance restricted stock unit activity:

	Three Months Ended March 31,
	2024		2023
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	79,097	$18.25	62,067	$17.02
Granted	19,933	19.06	17,030	22.72
Adjustment for performance condition	14,349	15.53	—	—
Vested	(43,046)	15.53	—	—
Forfeited	—	—	—	—
Ending balance	70,333	$19.59	79,097	$18.25
As of March 31, 2024, unrecognized compensation cost related to non-vested performance restricted stock units was $0.6 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.7 years.

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
The following is a summary of stock appreciation rights activity:

	Three Months Ended March 31,
	2024		2023
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,440	$16.32	73,440	$16.32
As of March 31, 2024, all stock appreciation rights were exercisable and had a weighted average remaining term of 5.1 years. There was no unrecognized compensation cost for stock appreciation rights as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, the liability recorded for outstanding stock appreciation rights was $0.4 million and $0.6 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.21%	3.85%
Expected volatility	37.35%	37.37%
Expected life (in years)	5.4	5.7
Expected dividend yield	3.99%	3.22%
As of December 31, 2023, the liability recorded for previously exercised stock appreciation rights was $0.2 million which was paid in 2024.
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
Additionally, the Company and the Bank must maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer is 2.5% of risk-weighted assets.
As of March 31, 2024 and December 31, 2023, the Company and the Bank each met all capital adequacy requirements to which they were subject. The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank are as follows:

	March 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$611,371	15.79%	$309,672	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	532,901	13.77	232,254	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	481,711	12.44	174,190	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	532,901	10.65	200,131	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$597,680	15.45%	$309,434	8.00%	$386,792	10.00%
Tier 1 Capital (to Risk Weighted Assets)	558,704	14.44	232,075	6.00	309,434	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	558,704	14.44	174,056	4.50	251,415	6.50
Tier 1 Capital (to Average Assets)	558,704	11.17	199,999	4.00	249,999	5.00

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
NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy:

	March 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$138,186	$—	$—	$138,186
U.S. government agency	—	50,459	—	50,459
Municipal	—	134,648	—	134,648
Mortgage-backed:
Agency residential	—	168,546	—	168,546
Agency commercial	—	124,475	—	124,475
Corporate	—	52,706	—	52,706
Equity securities with readily determinable fair values	3,324	—	—	3,324
Mortgage servicing rights	—	—	19,081	19,081
Derivative financial assets	—	7,761	—	7,761
Derivative financial liabilities	—	7,507	—	7,507

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$148,622	$—	$—	$148,622
U.S. government agency	—	52,097	—	52,097
Municipal	—	205,557	—	205,557
Mortgage-backed:
Agency residential	—	173,984	—	173,984
Agency commercial	—	127,012	—	127,012
Corporate	—	52,189	—	52,189
Equity securities with readily determinable fair values	3,360	—	—	3,360
Mortgage servicing rights	—	—	19,001	19,001
Derivative financial assets	—	6,549	—	6,549
Derivative financial liabilities	—	6,227	—	6,227

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

March 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$19,081	Discounted cash flows	Constant pre-payment rates (CPR)	6.4% to 59.7% (8.6%)
			Discount rate	9.0% to 55.0% (9.8%)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$19,001	Discounted cash flows	Constant pre-payment rates (CPR)	6.2% to 49.4% (8.4%)
			Discount rate	9.0% to 37.3% (9.6%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy:

	March 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$3,479	$—	$3,479
Collateral-dependent loans	—	—	34,262	34,262
Bank premises held for sale	—	—	317	317
Foreclosed assets	—	—	277	277

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$2,318	$—	$2,318
Collateral-dependent loans	—	—	32,685	32,685
Foreclosed assets	—	—	852	852
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

March 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$34,262	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	317	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	277	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$32,685	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	852	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans
The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Company believes are consistent with discounts in the marketplace. Fair values are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as commercial and industrial, agricultural and farmland, commercial real estate – owner occupied, commercial real estate – non-owner occupied, multi-family, construction and land development, one-to-four family residential, and municipal, consumer, and other. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also includes other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.
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
FHLB Advances
The fair values of FHLB advances are estimated using discounted cash flow analyses based on current rates offered for borrowings with similar remaining maturities and characteristics.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	March 31, 2024		December 31, 2023
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$260,212	$260,212	$141,252	$141,252
Debt securities held-to-maturity	Level 2	517,472	458,640	521,439	466,496
Restricted stock	Level 3	5,155	5,155	7,160	7,160
Loans, net	Level 3	3,305,147	3,272,226	3,364,369	3,349,540
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	23,117	23,117	24,534	24,534

Financial liabilities:
Time deposits	Level 3	713,142	705,385	627,253	619,682
Brokered time deposits	Level 3	55,762	55,782	144,880	144,944
Securities sold under agreements to repurchase	Level 2	31,864	31,864	42,442	42,442
FHLB advances	Level 3	12,725	12,524	12,623	12,621
Subordinated notes	Level 3	39,494	37,031	39,474	36,993
Junior subordinated debentures	Level 3	52,804	48,682	52,789	48,529
Accrued interest payable	Level 2	6,316	6,316	6,969	6,969
The Company estimated the fair value of lending related commitments as described in Note 14 to be immaterial based on limited interest rate exposure due to their variable nature, short-term commitment periods, and termination clauses provided in the agreements.
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	March 31, 2024	December 31, 2023

Commitments to extend credit	$894,571	$869,013
Standby letters of credit	24,753	23,732
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $3.8 million and $3.8 million as of March 31, 2024 and December 31, 2023, respectively.

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
An initial $2.6 million accrual was recognized in other noninterest expense during the fourth quarter of 2022, reflecting management’s best estimate at that time, and an additional $0.8 million accrual was recognized in other noninterest expense during the second quarter of 2023, following the agreement in principle to settle both the DeBaere, et al and Miller, et al cases.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On March 29, 2024, the Bank reached an agreement in principle to settle this case in which the Bank would make a one-time cash payment of $0.3 million, without admitting fault, to release the Bank from further liability and claims in the case. If the proposed settlement agreement is approved by the Court and is not subject to appeal, the Bank will make a one-time cash payment of $0.3 million.
The proposed settlement does not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the case. The Bank has agreed in principle to the settlement to avoid the cost, risks, and distraction of continued litigation. The Company believes the proposed settlement is in the best interests of the Company and its shareholders.
An initial accrual of $0.2 million was recorded during the fourth quarter of 2023, reflecting management's best estimate at that time, and an additional $0.1 million accrual was recorded during the first quarter of 2024. As of March 31, 2024 and December 31, 2023, the Company had $0.3 million and $0.2 million accrued related to this matter, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.
The following is management’s discussion and analysis of the financial condition as of March 31, 2024 (unaudited), as compared with December 31, 2023, and the results of operations for the three months ended March 31, 2024 and 2023 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024. Results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results to be attained for the year ended December 31, 2024, or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. As of March 31, 2024, the Company had total assets of $5.0 billion, loans held for investment of $3.3 billion, and total deposits of $4.4 billion.
Market Area
As of March 31, 2024, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,686,224	$3,030,401	$1,693,794	$3,094,305
Chicago MSA	1,345,263	1,215,153	1,406,348	1,197,865
Illinois	3,031,487	4,245,554	3,100,142	4,292,170
Iowa	314,475	115,020	304,275	109,267
Total	$3,345,962	$4,360,574	$3,404,417	$4,401,437
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
Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million. Goodwill of $30.5 million was recorded in the acquisition. There were no acquisition-related expenses during the three months ended March 31, 2024. Acquisition-related expenses totaled $13.1 million for the three months ended March 31, 2023, including the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses.

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
Interest Rates
Net interest income is our primary source of revenue. Net interest income is equal to the excess of interest income earned on interest earning assets (including discount accretion on purchased loans plus certain loan fees) over interest expense incurred on interest-bearing liabilities. The level of interest rates as well as the volume of interest-earning assets and interest-bearing liabilities both impact net interest income. Net interest income is also influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve Board (“FRB”), and market interest rates.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which are primarily driven by the FRB’s actions. The yields generated by our loans and securities are typically driven by short-term and long-term interest rates, which are set by the market and, to some degree, by the FRB’s actions. Our net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Generally, we expect increases in market interest rates will increase our net interest income and net interest margin in future periods, while decreases in market interest rates may decrease our net interest income and net interest margin in future periods; however, this depends upon the timing and extent of interest rate fluctuations and may not always be the case.
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
Competition
Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks in all our markets and, to a lesser extent, with regional and national banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies, FinTechs and other financial institutions operating within the areas we serve. We compete by emphasizing personalized service and efficient decision-making tailored to individual needs. We do not rely on any individual, group, or entity for a material portion of our loans or our deposits. We continue to see significant competitive pressure on loan rates and terms, as well as deposit pricing, which may affect our financial results in the future.
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

Regulatory Environment and Trends
We are subject to federal and state regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment includes extensive regulation and supervision in areas such as consumer compliance, the Bank Secrecy Act and anti-money laundering compliance, risk management, and internal audit. We anticipate that this environment of extensive regulation and supervision will continue for the industry. As a result, changes in the regulatory environment may result in additional costs for additional compliance, risk management, and audit personnel or professional fees associated with advisors and consultants.
FACTORS AFFECTING COMPARABILITY OF FINANCIAL RESULTS
JOBS Act Accounting Election
We qualify as an “emerging growth company” under the JOBS Act. The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. The Company may remain an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024, (2) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues, (3) the date on which the Company is deemed to be a “large accelerated filer” under the Exchange Act, or (4) the date on which the Company has, during the previous three year period, issued, publicly or privately, more than $1.0 billion in non-convertible debt securities. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

RESULTS OF OPERATIONS
Overview of Recent Financial Results
The following table presents selected financial results and measures:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2024	2023

Total interest and dividend income	$61,961	$51,779
Total interest expense	15,273	4,942
Net interest income	46,688	46,837
Provision for credit losses	527	6,210
Net interest income after provision for credit losses	46,161	40,627
Total noninterest income	5,626	7,437
Total noninterest expense	31,268	35,933
Income before income tax expense	20,519	12,131
Income tax expense	5,261	2,923
Net income	$15,258	$9,208

Adjusted net income (1)	$18,073	$19,859

Net interest income (tax-equivalent basis) (1) (2)	$47,263	$47,539

Share and Per Share Information
Earnings per share - Diluted	$0.48	$0.30
Adjusted earnings per share - Diluted (1)	0.57	0.64

Weighted average shares of common stock outstanding	31,662,954	30,977,204

Summary Ratios
Net interest margin *	3.94%	4.20%
Net interest margin (tax-equivalent basis) * (1) (2)	3.99	4.26
Yield on loans *	6.33	5.80
Yield on interest-earning assets *	5.23	4.64
Cost of interest-bearing liabilities *	1.79	0.63
Cost of total deposits *	1.26	0.24
Cost of funds *	1.37	0.47

Efficiency ratio	58.41%	65.27%
Efficiency ratio (tax-equivalent basis) (1) (2)	57.78	64.43

Return on average assets *	1.23%	0.78%
Return on average stockholders' equity *	12.42	8.84
Return on average tangible common equity * (1)	14.83	10.45

Adjusted return on average assets * (1)	1.45%	1.69%
Adjusted return on average stockholders' equity * (1)	14.72	19.08
Adjusted return on average tangible common equity * (1)	17.57	22.55
_________________________________________________
*    Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
For the three months ended March 31, 2024, net income was $15.3 million, increasing by $6.1 million, or 65.7%, when compared to net income for the three months ended March 31, 2023. Notable changes include the following:
•There were no Town and Country acquisition-related expenses during the first quarter of 2024, compared to $13.1 million of acquisition-related expenses incurred during the first quarter of 2023;
•Excluding Town and Country acquisition-related expenses, noninterest expense increased by $2.5 million, primarily reflecting one additional month of Town and Country's operations during the first quarter of 2024, compared to the first quarter of 2023, and an increase in salaries and benefits expenses driven by annual merit increases and higher medical benefit costs;
•Net interest income remained relatively stable overall with an increase in funding costs being mostly offset by higher interest-earning asset balances, following the Town and Country merger, and higher yields on interest-earning assets;
•Net losses of $3.4 million were realized on the sale of debt securities during the first quarter of 2024, compared to net losses of $1.0 million realized during the first quarter of 2023;
•A $0.7 million increase in the mortgage servicing rights fair value adjustment, primarily due to changes in prepayment assumptions utilized in the valuations; and
•Impairment losses on bank premises of $0.6 million related to the closure of two branch premises now held for sale were recognized during the first quarter of 2024 which were not present in the first quarter of 2023 results.
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

	Three Months Ended
	March 31, 2024			March 31, 2023
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,371,219	$53,020	6.33%	$3,012,320	$43,111	5.80%
Securities	1,221,447	6,847	2.25	1,411,613	7,813	2.24
Deposits with banks	167,297	1,952	4.69	92,363	739	3.24
Other	5,486	142	10.40	7,425	116	6.33
Total interest-earning assets	4,765,449	$61,961	5.23%	4,523,721	$51,779	4.64%
Allowance for credit losses	(40,238)			(33,301)
Noninterest-earning assets	278,253			274,870
Total assets	$5,003,464			$4,765,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,127,684	$1,311	0.47%	$1,230,644	$458	0.15%
Money market	812,684	4,797	2.37	634,608	935	0.60
Savings	611,224	443	0.29	709,862	178	0.10
Time	664,498	5,925	3.59	356,779	803	0.91
Brokered	82,150	1,117	5.47	—	—	—
Total interest-bearing deposits	3,298,240	13,593	1.66	2,931,893	2,374	0.33
Securities sold under agreements to repurchase	32,456	152	1.89	39,619	38	0.38
Borrowings	13,003	125	3.87	113,896	1,297	4.62
Subordinated notes	39,484	470	4.78	39,403	470	4.83
Junior subordinated debentures issued to capital trusts	52,796	933	7.11	47,586	763	6.50
Total interest-bearing liabilities	3,435,979	$15,273	1.79%	3,172,397	$4,942	0.63%
Noninterest-bearing deposits	1,036,402			1,121,365
Noninterest-bearing liabilities	37,107			49,316
Total liabilities	4,509,488			4,343,078
Stockholders' Equity	493,976			422,212
Total liabilities and stockholders’ equity	$5,003,464			$4,765,290

Net interest income/Net interest margin (1)		$46,688	3.94%		$46,837	4.20%
Tax-equivalent adjustment (2)		575	0.05		702	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$47,263	3.99%		$47,539	4.26%
Net interest rate spread (4)			3.44%			4.01%
Net interest-earning assets (5)	$1,329,470			$1,351,324
Ratio of interest-earning assets to interest-bearing liabilities	1.39			1.43
Cost of total deposits			1.26%			0.24%
Cost of funds			1.37			0.47
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended March 31,
	2024		2023
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$50,517	6.04%	$40,976	5.51%
Loan fees (excluding PPP loans)	1,041	0.12	1,106	0.15
PPP loan fees	—	—	1	—
Accretion of acquired loan discounts	1,195	0.14	813	0.11
Nonaccrual interest recoveries	267	0.03	215	0.03
Total loan interest income	$53,020	6.33%	$43,111	5.80%
_________________________________________________
*    Annualized measure.
The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended March 31,
	2024		2023
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$50,517	4.26%	$40,976	3.67%
Loan fees (excluding PPP loans)	1,041	0.09	1,106	0.10
PPP loan fees	—	—	1	—
Accretion of acquired loan discounts	1,195	0.10	813	0.07
Nonaccrual interest recoveries	267	0.02	215	0.02
Securities	6,847	0.58	7,813	0.70
Interest-bearing deposits in bank	1,952	0.17	739	0.07
Other	142	0.01	116	0.01
Total interest income	61,961	5.23	51,779	4.64

Interest expense:
Deposits	13,593	1.15	2,374	0.21
Other interest-bearing liabilities	1,680	0.14	2,568	0.23
Total interest expense	15,273	1.29	4,942	0.44
Net interest income	46,688	3.94	46,837	4.20
Tax-equivalent adjustment (1)	575	0.05	702	0.06
Net interest income (tax-equivalent) (1) (2)	$47,263	3.99%	$47,539	4.26%
_________________________________________________
*    Annualized measure.
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

	Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate

Interest-earning assets:
Loans	$5,413	$4,496	$9,909
Securities	(1,065)	99	(966)
Deposits with banks	775	438	1,213
Other	(36)	62	26
Total interest-earning assets	5,087	5,095	10,182

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	(41)	894	853
Money market	330	3,532	3,862
Savings	(28)	293	265
Time	1,155	3,967	5,122
Brokered	1,117	—	1,117
Total interest-bearing deposits	2,533	8,686	11,219
Securities sold under agreements to repurchase	(8)	122	114
Borrowings	(999)	(173)	(1,172)
Subordinated notes	1	(1)	—
Junior subordinated debentures issued to capital trusts	87	83	170
Total interest-bearing liabilities	1,614	8,717	10,331
Change in net interest income	$3,473	$(3,622)	$(149)
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Net interest income for the three months ended March 31, 2024 was $46.7 million, decreasing $0.1 million, or 0.3%, from the three months ended March 31, 2023. The slight decrease is primarily attributable to an increase in funding costs which were mostly offset by higher interest-earning asset balances, following the Town and Country merger, and higher yields on interest-earning assets.
Net interest margin decreased to 3.94% for the three months ended March 31, 2024, compared to 4.20% for the three months ended March 31, 2023. The decrease was primarily attributable to increases in funding costs outpacing increases in interest-earning asset yields. Additionally, the contribution of acquired loan discount accretion to net interest margin increased to 10 basis points during the three months ended March 31, 2024, compared to 7 basis points during the three months ended March 31, 2023.

The quarterly net interest margins were as follows:

	2024	2023
Three months ended:
March 31	3.94%	4.20%
June 30	—	4.16
September 30	—	4.07
December 31	—	3.93
Our net interest margin decreased modestly beginning in the second quarter of 2023 as increased competition for deposits drove an increase in our funding costs. This continued during the remainder of 2023 with increases in funding costs outpacing increases in interest-earning asset yields. Our deposit balances and funding costs began to stabilize during the first quarter of 2024, but increases in market interest rates could lead to further increases in funding costs or decreases in core deposit balances which may be replaced by higher cost funding sources, such as FHLB advances and brokered deposits.
Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

PROVISION FOR CREDIT LOSSES
Loans	$560	$5,101
Unfunded lending-related commitments	(33)	509
Debt securities	—	600
Total provision for credit losses	$527	$6,210
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The Company recorded a provision for credit losses of $0.5 million for the first quarter of 2024. The provision for credit losses primarily reflects a $3.7 million increase in required reserves resulting from changes in qualitative factors; a $2.1 million decrease in required reserves resulting from changes in economic forecasts; a $1.0 million decrease in required reserves driven by a reduction in loan portfolio balances; and a $0.1 million decrease in specific reserves on individually evaluated loans.
Additionally, the first quarter of 2023 results included the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses which were related to the Town and Country acquisition and not present in the first quarter of 2024 results.

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change

Card income	$2,616	$2,658	$(42)	(1.6)%
Wealth management fees	2,547	2,338	209	8.9
Service charges on deposit accounts	1,869	1,871	(2)	(0.1)
Mortgage servicing	1,055	1,099	(44)	(4.0)
Mortgage servicing rights fair value adjustment	80	(624)	704	NM
Gains on sale of mortgage loans	298	276	22	8.0
Realized gains (losses) on sales of securities	(3,382)	(1,007)	(2,375)	NM
Unrealized gains (losses) on equity securities	(16)	(22)	6	NM
Gains (losses) on foreclosed assets	87	(10)	97	NM
Gains (losses) on other assets	(635)	—	(635)	NM
Income on bank owned life insurance	164	115	49	42.6
Other noninterest income	943	743	200	26.9
Total	$5,626	$7,437	$(1,811)	(24.4)%
_________________________________________________
NM    Not meaningful.
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Total noninterest income for the three months ended March 31, 2024, was $5.6 million, a decrease of $1.8 million, or 24.4%, from the three months ended March 31, 2023. Notable changes in noninterest income include the following:
•Net losses of $3.4 million were realized on the sale of debt securities during the first quarter of 2024, compared to net losses of $1.0 million realized during the first quarter of 2023;
•A $0.7 million increase in the mortgage servicing rights fair value adjustment, primarily due to changes in prepayment assumptions utilized in the valuations;
•Impairment losses on bank premises of $0.6 million related to the closure of two branch premises now held for sale were recognized during the first quarter of 2024 which were not present in the first quarter of 2023 results; and
•A $0.2 million increase in wealth management fees was primarily attributable to higher asset management and trust service fees being partially offset by lower farm management and farmland real estate brokerage fees.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change

Salaries	$16,657	$19,411	$(2,754)	(14.2)%
Employee benefits	2,805	2,335	470	20.1
Occupancy of bank premises	2,582	2,102	480	22.8
Furniture and equipment	550	659	(109)	(16.5)
Data processing	2,925	4,323	(1,398)	(32.3)
Marketing and customer relations	996	836	160	19.1
Amortization of intangible assets	710	510	200	39.2
FDIC insurance	560	563	(3)	(0.5)
Loan collection and servicing	452	278	174	62.6
Foreclosed assets	49	61	(12)	(19.7)
Other noninterest expense	2,982	4,855	(1,873)	(38.6)
Total	$31,268	$35,933	$(4,665)	(13.0)%
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Total noninterest expense for the three months ended March 31, 2024, was $31.3 million, a decrease of $4.7 million, or 13.0%, from the three months ended March 31, 2023. Notable changes in noninterest expense include the following:
•There were no Town and Country acquisition-related noninterest expenses for the three months ended March 31, 2024, but acquisition-related noninterest expenses totaled $7.1 million during the three months ended March 31, 2023; and
•Excluding Town and Country acquisition-related expenses, the $2.5 million increase in noninterest expense primarily reflects one additional month of Town and Country's operations during the first quarter of 2024 compared to 2023, as well as an increase in salaries and benefits expenses driven by annual merit increases and higher medical benefit costs.
Income Taxes
During the three months ended March 31, 2024 and 2023, we recorded income tax expense of $5.3 million, or an effective tax rate of 25.6%, and $2.9 million, or an effective tax rate of 24.1%, respectively. The fluctuations in effective tax rate are primarily attributable to changes in the proportion of federally tax-exempt interest income to pre-tax income.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	March 31, 2024	December 31, 2023	$ Change	% Change

Consolidated Balance Sheet Information
Cash and cash equivalents	$260,212	$141,252	$118,960	84.2%
Debt securities available-for-sale, at fair value	669,020	759,461	(90,441)	(11.9)
Debt securities held-to-maturity	517,472	521,439	(3,967)	(0.8)
Loans held for sale	3,479	2,318	1,161	50.1

Loans, before allowance for credit losses	3,345,962	3,404,417	(58,455)	(1.7)
Less: allowance for credit losses	40,815	40,048	767	1.9
Loans, net of allowance for credit losses	3,305,147	3,364,369	(59,222)	(1.8)

Goodwill	59,820	59,820	—	—
Intangible assets, net	19,972	20,682	(710)	(3.4)
Other assets	205,388	203,829	1,559	0.8
Total assets	$5,040,510	$5,073,170	$(32,660)	(0.6)%

Total deposits	$4,360,574	$4,401,437	$(40,863)	(0.9)%
Securities sold under agreements to repurchase	31,864	42,442	(10,578)	(24.9)
Borrowings	12,725	12,623	102	0.8
Subordinated notes	39,494	39,474	20	0.1
Junior subordinated debentures	52,804	52,789	15	—
Other liabilities	46,368	34,909	11,459	32.8
Total liabilities	4,543,829	4,583,674	(39,845)	(0.9)
Total stockholders' equity	496,681	489,496	7,185	1.5
Total liabilities and stockholders' equity	$5,040,510	$5,073,170	$(32,660)	(0.6)%

Tangible assets (1)	$4,960,718	$4,992,668	$(31,950)	(0.6)%
Tangible common equity (1)	416,889	408,994	7,895	1.9

Core deposits (1)	$4,133,419	$4,126,374	$7,045	0.2%

Share and Per Share Information
Book value per share	$15.71	$15.44
Tangible book value per share (1)	13.19	12.90

Shares of common stock outstanding	31,612,888	31,695,828

Balance Sheet Ratios
Loan to deposit ratio	76.73%	77.35%
Core deposits to total deposits (1)	94.79	93.75
Stockholders' equity to total assets	9.85	9.65
Tangible common equity to tangible assets (1)	8.40	8.19
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•Debt securities decreased $94.4 million, largely due to the sale of $66.8 million of municipal securities with sales proceeds used to reduce wholesale funding. Additionally, paydowns, maturities, and calls of debt securities generated another $29.6 million of cash proceeds;
•Loans decreased by $58.5 million with lower line of credit utilization as well as early payoffs of loans;
•The $40.9 million decrease in total deposits was primarily attributable to an $89.1 million decrease in brokered deposits, partially offset by the addition of $33.9 million of time deposits from a State of Illinois loan matching program which are a lower cost source of funding; and
•The $119.0 million increase in cash and cash equivalents was primarily the result of the items noted above.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$402,206	12.0%	$427,800	12.6%
Commercial real estate - owner occupied	294,967	8.8	295,842	8.7
Commercial real estate - non-owner occupied	890,251	26.6	880,681	25.9
Construction and land development	345,991	10.4	363,983	10.7
Multi-family	421,573	12.6	417,923	12.3
One-to-four family residential	485,948	14.5	491,508	14.4
Agricultural and farmland	287,205	8.6	287,294	8.4
Municipal, consumer, and other	217,821	6.5	239,386	7.0
Loans, before allowance for credit losses	3,345,962	100.0%	3,404,417	100.0%
Allowance for credit losses	(40,815)		(40,048)
Loans, net of allowance for credit losses	$3,305,147		$3,364,369
Loans, before allowance for credit losses were $3.35 billion at March 31, 2024, a decrease of $58.5 million, or 1.7%, from December 31, 2023. Notable changes included with the following:
•A $28.3 million decrease in line utilization on existing lines of credit, including $13.2 million drawn on two customers' lines of credit in late December 2023 that paid off in early January 2024;
•Across the portfolio, early payoffs of loans maturing or repricing beyond 2024 and with fixed rates of 4.00% or less totaled $14.4 million;
•Construction and land development loans decreased by $18.0 million with several completed projects shifting to other loan categories; and
•Although grain elevator lines of credit increased $5.7 million during the first quarter of 2024, seasonal line utilization was significantly lower relative to historical levels.

As of March 31, 2024, office commercial real estate loans totaled $167.3 million, with 3.5% rated pass-watch, less than 0.1% rated substandard, and 1.6% was past due 30 days or more. Management regularly monitors office and other industry concentrations within the loan portfolio.

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of March 31, 2024. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$201,270	$168,556	$32,380	$—	$402,206
Commercial real estate - owner occupied	41,257	149,214	97,102	7,394	294,967
Commercial real estate - non-owner occupied	154,979	544,423	185,285	5,564	890,251
Construction and land development	176,269	151,832	17,408	482	345,991
Multi-family	59,231	288,935	72,048	1,359	421,573
One-to-four family residential	47,735	200,234	111,986	125,993	485,948
Agricultural and farmland	124,518	117,055	41,205	4,427	287,205
Municipal, consumer, and other	64,174	51,614	73,691	28,342	217,821
Total	$869,433	$1,671,863	$631,105	$173,561	$3,345,962
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$44,644	$7,805	$52,449	$148,487	$200,936
Commercial real estate - owner occupied	39,368	37,954	77,322	176,388	253,710
Commercial real estate - non-owner occupied	115,076	23,799	138,875	596,397	735,272
Construction and land development	53,522	4,029	57,551	112,171	169,722
Multi-family	50,179	30,180	80,359	281,983	362,342
One-to-four family residential	79,410	71,764	151,174	287,039	438,213
Agricultural and farmland	4,644	9,281	13,925	148,762	162,687
Municipal, consumer, and other	25,670	25,868	51,538	102,109	153,647
Total	$412,513	$210,680	$623,193	$1,853,336	$2,476,529

Nonperforming Assets
The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

(dollars in thousands)	March 31, 2024	December 31, 2023

NONPERFORMING ASSETS
Nonaccrual	$9,657	$7,820
Past due 90 days or more, still accruing	—	37
Total nonperforming loans	9,657	7,857
Foreclosed assets	277	852
Total nonperforming assets	$9,934	$8,709

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$2,676	$2,641

Allowance for credit losses	$40,815	$40,048
Loans, before allowance for credit losses	3,345,962	3,404,417

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.22%	1.18%
Allowance for credit losses to nonaccrual loans	422.65	512.12
Allowance for credit losses to nonperforming loans	422.65	509.71
Nonaccrual loans to loans, before allowance for credit losses	0.29	0.23
Nonperforming loans to loans, before allowance for credit losses	0.29	0.23
Nonperforming assets to total assets	0.20	0.17
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.30	0.26
Total nonperforming assets were $9.9 million at March 31, 2024, increasing by $1.2 million since December 31, 2023. The increase was primarily attributable to the movement of a few commercial and industrial and commercial real estate - owner occupied credits to nonaccrual status which was partially offset by the sale of several foreclosed properties. Additionally, of the $9.7 million of nonperforming loans held as of March 31, 2024, $2.7 million are either wholly or partially guaranteed by the U.S. Government.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023

Pass	$3,168,224	$3,241,889
Pass-watch	109,282	98,206
Substandard	68,456	64,322
Doubtful	—	—
Total	$3,345,962	$3,404,417
Pass-watch loans increased $11.1 million, or 11.3%, and substandard loans increased $4.1 million, or 6.4%, from December 31, 2023 to March 31, 2024. The increase in pass-watch loans was primarily attributable to the downgrade of two commercial real estate - non-owner occupied credits, and the increase in substandard loans was primarily attributable to the downgrade of one commercial and industrial credit.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans, before allowance for credit losses, by loan category.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Net charge-offs (recoveries)
Commercial and industrial	$(11)	$(19)
Commercial real estate - owner occupied	(2)	(9)
Commercial real estate - non-owner occupied	(242)	(74)
Construction and land development	(1)	(3)
Multi-family	—	—
One-to-four family residential	(63)	(36)
Agricultural and farmland	(7)	(1)
Municipal, consumer, and other	119	30
Total	$(207)	$(112)

Average loans
Commercial and industrial	$411,384	$325,411
Commercial real estate - owner occupied	297,342	276,225
Commercial real estate - non-owner occupied	882,704	814,702
Construction and land development	366,912	379,677
Multi-family	414,315	341,301
One-to-four family residential	491,769	434,969
Agricultural and farmland	277,439	227,230
Municipal, consumer, and other	229,354	212,805
Total	$3,371,219	$3,012,320

Charge-offs (recoveries) to average loans *
Commercial and industrial	(0.01)%	(0.02)%
Commercial real estate - owner occupied	—	(0.01)
Commercial real estate - non-owner occupied	(0.11)	(0.04)
Construction and land development	—	—
Multi-family	—	—
One-to-four family residential	(0.05)	(0.03)
Agricultural and farmland	(0.01)	—
Municipal, consumer, and other	0.21	0.06
Total	(0.02)%	(0.02)%
_________________________________________________
*    Annualized measure.
The net charge-offs (recoveries) to average total loans ratio has remained low for several years. While we believe our continuous credit monitoring and collection efforts have resulted in lower levels of loan losses, we also recognize that substantial federal economic stimulus following the COVID-19 pandemic and the relatively stable economic conditions after the pandemic have also contributed to reduced loan losses.

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of March 31, 2024, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	March 31, 2024
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$40,099	1.42%	$—	—%	$40,099	1.42%
U.S. government agency	3,376	2.59	—	—	3,376	2.59
Municipal	3,226	2.95	2,791	3.62	6,017	3.26
Mortgage-backed:
Agency residential	40	2.78	—	—	40	2.78
Agency commercial	6,318	3.38	—	—	6,318	3.38
Total	$53,059	1.82%	$2,791	3.62%	$55,850	1.91%
Due after 1 year through 5 years
U.S. Treasury	$89,987	1.27%	$—	—%	$89,987	1.27%
U.S. government agency	41,433	2.57	27,205	2.14	68,638	2.40
Municipal	37,209	1.74	17,543	3.07	54,752	2.17
Mortgage-backed:
Agency residential	12,939	2.79	8,224	1.62	21,163	2.34
Agency commercial	65,837	1.79	36,214	2.87	102,051	2.17
Corporate	24,930	5.00	—	—	24,930	5.00
Total	$272,335	2.07%	$89,186	2.57%	$361,521	2.20%
Due after 5 years through 10 years
U.S. Treasury	$19,611	1.62%	$—	—%	$19,611	1.62%
U.S. government agency	9,027	2.26	58,158	2.62	67,185	2.57
Municipal	95,869	1.72	15,548	3.48	111,417	1.96
Mortgage-backed:
Agency residential	64,585	2.15	3,352	3.51	67,937	2.22
Agency commercial	28,208	1.61	219,914	1.86	248,122	1.83
Corporate	30,764	4.02	—	—	30,764	4.02
Total	$248,064	2.11%	$296,972	2.11%	$545,036	2.11%
Due after 10 years
U.S. government agency	$—	—%	$3,091	2.83%	$3,091	2.83%
Municipal	20,099	1.65	2,577	3.39	22,676	1.85
Mortgage-backed:
Agency residential	105,989	3.02	82,161	3.65	188,150	3.30
Agency commercial	38,510	2.29	40,694	1.87	79,204	2.08
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$166,598	2.71%	$128,523	3.06%	$295,121	2.86%
Total
U.S. Treasury	$149,697	1.36%	$—	—%	$149,697	1.36%
U.S. government agency	53,836	2.52	88,454	2.48	142,290	2.49
Municipal	156,403	1.74	38,459	3.30	194,862	2.05
Mortgage-backed:
Agency residential	183,553	2.70	93,737	3.47	277,290	2.96
Agency commercial	138,873	1.96	296,822	1.98	435,695	1.98
Corporate	57,694	4.46	—	—	57,694	4.46
Total	$740,056	2.21%	$517,472	2.43%	$1,257,528	2.30%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended March 31,						Percent Change in Average Balance
	2024			2023
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,036,402	23.9%	—%	$1,121,365	27.7%	—%	(7.6)%
Interest-bearing demand	1,127,684	26.0	0.47	1,230,644	30.4	0.15	(8.4)
Money market	812,684	18.8	2.37	634,608	15.6	0.60	28.1
Savings	611,224	14.1	0.29	709,862	17.5	0.10	(13.9)
Time	664,498	15.3	3.59	356,779	8.8	0.91	86.2
Brokered	82,150	1.9	5.47	—	—	—	100.0
Total deposits	$4,334,642	100.0%	1.26%	$4,053,258	100.0%	0.24%	6.9%
_________________________________________________
*Annualized measure.
The increase in average deposits balances in 2024 compared to 2023 is primarily attributable to the Town and Country merger which added $720.4 million of deposits on February 1, 2023. Increased market interest rates and competition for deposits drove an increase in deposit costs throughout 2023 as well as a shift from lower to higher cost deposit products. Additionally, we brought the majority of our wealth management customer reciprocal deposits on balance sheet in December 2023, which increased average money market deposits by $142.4 million during the three months ended March 31, 2024.
As of March 31, 2024, the Company had $55.8 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
The following table sets forth time deposits by remaining maturity as of March 31, 2024:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time and brokered time deposits:
Amounts less than $100,000	$105,985	$103,418	$115,414	$37,669	$362,486
Amounts of $100,000 or more but less than $250,000	57,543	96,712	67,912	12,858	235,025
Amounts of $250,000 or more	42,648	45,427	76,098	7,220	171,393
Total time and brokered time deposits	$206,176	$245,557	$259,424	$57,747	$768,904
As of March 31, 2024 and December 31, 2023, the Bank’s uninsured deposits were estimated to be $867.9 million and $867.7 million, respectively.

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
As of March 31, 2024, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of March 31, 2024, the Bank had no material commitments for capital expenditures.
Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of March 31, 2024, the Holding Company had cash and cash equivalents of $12.8 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Holding Company’s ability to meet its ongoing short-term cash obligations. During the three months ended March 31, 2024 and 2023, the Bank paid $8.0 million and $25.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended March 31, 2024 and 2023, holding company operating expenses consisted of interest expense of $1.4 million and $1.2 million, respectively, and other operating expenses of $1.1 million and $2.2 million, respectively.
Additionally, the Holding Company paid $6.1 million and $5.5 million of dividends to stockholders during the three months ended March 31, 2024 and 2023, respectively. The Holding Company also paid $38.0 million in cash consideration in the acquisition of Town and Country during the first quarter of 2023.
As of March 31, 2024, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.

As of March 31, 2024, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of March 31, 2024, the Holding Company had no material commitments for capital expenditures.
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
In addition to meeting minimum capital requirements, the Company and the Bank must also maintain a “capital conservation buffer” to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer requirement is 2.5% of risk-weighted assets.
As of March 31, 2024 and December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.
The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	March 31, 2024	December 31, 2023	For Capital Adequacy Purposes With Capital Conversation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	15.79%	15.33%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	13.77	13.42	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	12.44	12.12	7.00	N/A
Tier 1 Capital (to Average Assets)	10.65	10.49	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	15.45%	14.92%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	14.44	14.01	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.44	14.01	7.00	6.50
Tier 1 Capital (to Average Assets)	11.17	10.96	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of March 31, 2024, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.

Cash Dividends
During 2023, the Company paid quarterly cash dividends of $0.17 per share. On January 23, 2024, the Company announced an increase of $0.02 and paid a $0.19 per share dividend during the first quarter of 2024.
Stock Repurchase Program
Under the Company’s stock repurchase program, the Company repurchased 179,281 shares of its common stock at a weighted average price of $18.93 during the three months ended March 31, 2024. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2025. As of March 31, 2024, the Company had $11.6 million remaining under the current stock repurchase authorization.
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
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that are critical to the portrayal and understanding of the Company’s financial condition and results of operations and require management to make assumptions that are difficult, subjective, or complex. These estimates involve judgments, assumptions, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood. Further, changes in accounting standards could impact the Company’s critical accounting estimates. The following accounting estimate could be deemed critical:
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
-excludes net earnings (losses) from closed or sold operations,
-excludes gains (losses) on closed branch premises,
-excludes realized gains (losses) on sales of securities,
-excludes mortgage servicing rights fair value adjustment, and
-the income tax effect of these pre-tax adjustments.

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

_________________________________________________
(1)Tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Non-GAAP Financial Measure	Definition	How the Measure Provides Useful Information to Investors
Ratio of Tangible Common Equity to Tangible Assets	•Tangible Common Equity is total stockholders’ equity less goodwill and other intangible assets. •Tangible Assets is total assets less goodwill and other intangible assets.
•Generally used by investors, our management, and banking regulators to evaluate capital adequacy.
•Facilitates comparison of our earnings with the earnings of other banking organization with significant amounts of goodwill or intangible assets.
•We also sometimes refer to ratios that include Tangible Common Equity, such as:
-Tangible Book Value Per Share, which is Tangible Common Equity divided by shares of common stock outstanding.
-Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	•Total deposits, excluding: -Time deposits of $250,000 or more, and -Brokered deposits	•Provides investors with information regarding the stability of the Company’s sources of funds. •We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Net income	$15,258	$9,208
Adjustments:
Acquisition expenses (1)	—	(13,064)
Gains (losses) on closed branch premises	(635)	—
Realized gains (losses) on sales of securities	(3,382)	(1,007)
Mortgage servicing rights fair value adjustment	80	(624)
Total adjustments	(3,937)	(14,695)
Tax effect of adjustments	1,122	4,044
Total adjustments after tax effect	(2,815)	(10,651)
Adjusted net income	$18,073	$19,859

Average assets	$5,003,464	$4,765,290

Return on average assets *	1.23%	0.78%
Adjusted return on average assets *	1.45	1.69
_________________________________________________
*    Annualized measure.
(1)Includes recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million in connection with the Town and Country merger during the first quarter of 2023 in accordance with ASC 326 which was adopted on January 1, 2023.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2024	2023

Numerator:
Net income	$15,258	$9,208
Earnings allocated to participating securities (1)	—	(5)
Numerator for earnings per share - basic and diluted	$15,258	$9,203

Adjusted net income	$18,073	$19,859
Earnings allocated to participating securities (1)	—	(13)
Numerator for adjusted earnings per share - basic and diluted	$18,073	$19,846

Denominator:
Weighted average common shares outstanding	31,662,954	30,977,204
Dilutive effect of outstanding restricted stock units	140,233	69,947
Weighted average common shares outstanding, including all dilutive potential shares	31,803,187	31,047,151

Earnings per share - Basic	$0.48	$0.30
Earnings per share - Diluted	$0.48	$0.30

Adjusted earnings per share - Basic	$0.57	$0.64
Adjusted earnings per share - Diluted	$0.57	$0.64
_________________________________________________
(1)The Company previously granted restricted stock units that contained non-forfeitable rights to dividend equivalents which were considered participating securities. Prior to 2024, these restricted stock units were included in the calculation of basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax Equivalent Basis)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Net interest income (tax-equivalent basis)
Net interest income	$46,688	$46,837
Tax-equivalent adjustment (1)	575	702
Net interest income (tax-equivalent basis) (1)	$47,263	$47,539

Net interest margin (tax-equivalent basis)
Net interest margin *	3.94%	4.20%
Tax-equivalent adjustment (1)	0.05	0.06
Net interest margin (tax-equivalent basis) (1)	3.99%	4.26%

Average interest-earning assets	$4,765,449	$4,523,721
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax Equivalent Basis)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Efficiency ratio (tax-equivalent basis)
Total noninterest expense	$31,268	$35,933
Less: amortization of intangible assets	710	510
Noninterest expense excluding amortization of intangible assets	$30,558	$35,423

Net interest income	$46,688	$46,837
Total noninterest income	5,626	7,437
Operating revenue	52,314	54,274
Tax-equivalent adjustment (1)	575	702
Operating revenue (tax-equivalent basis) (1)	$52,889	$54,976

Efficiency ratio	58.41%	65.27%
Efficiency ratio (tax-equivalent basis) (1)	57.78	64.43
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	March 31, 2024	December 31, 2023

Tangible Common Equity
Total stockholders' equity	$496,681	$489,496
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	19,972	20,682
Tangible common equity	$416,889	$408,994

Tangible Assets
Total assets	$5,040,510	$5,073,170
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	19,972	20,682
Tangible assets	$4,960,718	$4,992,668

Total stockholders' equity to total assets	9.85%	9.65%
Tangible common equity to tangible assets	8.40	8.19

Shares of common stock outstanding	31,612,888	31,695,828

Book value per share	$15.71	$15.44
Tangible book value per share	13.19	12.90
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Average Tangible Common Equity
Total stockholders' equity	$493,976	$422,212
Less: Goodwill	59,820	49,352
Less: Intangible assets, net	20,334	15,635
Average tangible common equity	$413,822	$357,225

Net income	$15,258	$9,208
Adjusted net income	18,073	19,859

Return on average stockholders' equity *	12.42%	8.84%
Return on average tangible common equity *	14.83	10.45

Adjusted return on average stockholders' equity *	14.72%	19.08%
Adjusted return on average tangible common equity *	17.57	22.55
_________________________________________________
*    Annualized measure.

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	March 31, 2024	December 31, 2023

Core Deposits
Total deposits	$4,360,574	$4,401,437
Less: time deposits of $250,000 or more	171,393	130,183
Less: brokered deposits	55,762	144,880
Core deposits	$4,133,419	$4,126,374

Core deposits to total deposits	94.79%	93.75%

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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
March 31, 2024
+400	18.5%	9.0%	14.5%
+300	15.7	6.7	11.2
+200	11.3	4.2	7.2
+100	6.3	1.8	3.4
-100	(8.4)	(5.0)	(6.6)
-200	(19.0)	(8.1)	(12.0)
-300	(15.7)	(11.2)	(17.8)
-400	(5.6)	(12.6)	(20.5)

December 31, 2023
+400	10.7%	7.5%	13.0%
+300	9.7	5.8	10.3
+200	7.1	3.4	6.4
+100	4.2	1.4	3.1
-100	(6.3)	(4.4)	(6.1)
-200	(13.2)	(7.1)	(11.2)
-300	(4.5)	(9.5)	(16.0)
-400	5.4	(10.2)	(17.3)
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are sometimes party to legal actions that are routine and incidental to our business. Management, in consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our assets, business, cash flow, financial condition, liquidity, prospects and results of operations; however, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, and anti-money laundering and anti-terrorism laws, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On December 19, 2023, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $15.0 million of its common stock. The stock repurchase program will be in effect until January 1, 2025, with the timing of purchases and number of shares repurchased dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program may be suspended or discontinued at any time without notice.
The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
January 1 - 31, 2024	—	$—	—	$15,000
February 1 - 29, 2024	123,191	18.91	123,191	12,670
March 1 - 31, 2024	56,090	18.97	56,090	11,606
Total	179,281	$18.93	179,281	$11,606
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1 §	Amendment to Amended and Restated Employment Agreement, dated March 15, 2024, by and between the Company, the Bank, and Fred L. Drake.

10.2 §	Amendment to Amended and Restated Employment Agreement, dated March 15, 2024, by and between the Company, the Bank, and J. Lance Carter.

10.3 §	Amendment to Employment Agreement, dated March 15, 2024, by and between the Company, the Bank, and Peter Chapman.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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

HBT FINANCIAL, INC.

May 1, 2024	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)