Form 10-Q
period 2024-06-30
HBT Financial, Inc.
filed 2024-08-01
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2024, there were 31,559,366 shares outstanding of the registrant’s common stock, $0.01 par value.

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
•changes in interest rates and prepayment rates of the Company’s assets (including the effects of sustained, elevated interest rates);
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
•concentrations within our loan portfolio (including commercial real estate loans), large loans to certain borrowers, and large deposits from certain clients above current FDIC limits who may withdraw deposits to diversify their exposure;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$22,604	$26,256
Interest-bearing deposits with banks	172,636	114,996
Cash and cash equivalents	195,240	141,252

Interest-bearing time deposits with banks	520	509
Debt securities available-for-sale, at fair value	669,055	759,461
Debt securities held-to-maturity (fair value of $453,753 at 2024 and $466,496 at 2023)	512,549	521,439
Equity securities with readily determinable fair value	3,228	3,360
Equity securities with no readily determinable fair value	2,613	2,505
Restricted stock, at cost	5,086	7,160
Loans held for sale	858	2,318

Loans, before allowance for credit losses	3,385,483	3,404,417
Allowance for credit losses	(40,806)	(40,048)
Loans, net of allowance for credit losses	3,344,677	3,364,369

Bank owned life insurance	24,235	23,905
Bank premises and equipment, net	65,711	65,150
Bank premises held for sale	317	—
Foreclosed assets	320	852
Goodwill	59,820	59,820
Intangible assets, net	19,262	20,682
Mortgage servicing rights, at fair value	18,984	19,001
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	22,425	24,534
Other assets	59,685	55,239
Total assets	$5,006,199	$5,073,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,045,697	$1,072,407
Interest-bearing	3,272,996	3,329,030
Total deposits	4,318,693	4,401,437

Securities sold under agreements to repurchase	29,330	42,442
Federal Home Loan Bank advances	13,734	12,623
Subordinated notes	39,514	39,474
Junior subordinated debentures issued to capital trusts	52,819	52,789
Other liabilities	42,640	34,909
Total liabilities	4,496,730	4,583,674

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,827,039 at 2024 and 32,730,698 at 2023; shares outstanding of 31,559,366 at 2024 and 31,695,828 at 2023	328	327
Surplus	296,430	295,877
Retained earnings	290,386	269,051
Accumulated other comprehensive income (loss)	(54,656)	(57,163)
Treasury stock at cost, 1,267,673 shares at 2024 and 1,034,870 at 2023	(23,019)	(18,596)
Total stockholders’ equity	509,469	489,496
Total liabilities and stockholders’ equity	$5,006,199	$5,073,170
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$52,177	$47,149	$104,103	$89,308
Federally tax exempt	1,097	1,040	2,191	1,992
Securities:
Taxable	6,386	6,518	12,636	13,134
Federally tax exempt	521	1,162	1,118	2,359
Interest-bearing deposits in bank	2,570	781	4,522	1,520
Other interest and dividend income	73	118	215	234
Total interest and dividend income	62,824	56,768	124,785	108,547

INTEREST EXPENSE
Deposits	14,133	4,323	27,726	6,697
Securities sold under agreements to repurchase	129	34	281	72
Borrowings	121	2,189	246	3,486
Subordinated notes	469	469	939	939
Junior subordinated debentures issued to capital trusts	944	881	1,877	1,644
Total interest expense	15,796	7,896	31,069	12,838
Net interest income	47,028	48,872	93,716	95,709
PROVISION FOR CREDIT LOSSES	1,176	(230)	1,703	5,980
Net interest income after provision for credit losses	45,852	49,102	92,013	89,729

NONINTEREST INCOME
Card income	2,885	2,905	5,501	5,563
Wealth management fees	2,623	2,279	5,170	4,617
Service charges on deposit accounts	1,902	1,919	3,771	3,790
Mortgage servicing	1,111	1,254	2,166	2,353
Mortgage servicing rights fair value adjustment	(97)	141	(17)	(483)
Gains on sale of mortgage loans	443	373	741	649
Realized gains (losses) on sales of securities	—	—	(3,382)	(1,007)
Unrealized gains (losses) on equity securities	(96)	7	(112)	(15)
Gains (losses) on foreclosed assets	(28)	(97)	59	(107)
Gains (losses) on other assets	—	109	(635)	109
Income on bank owned life insurance	166	147	330	262
Other noninterest income	701	877	1,644	1,620
Total noninterest income	9,610	9,914	15,236	17,351

NONINTEREST EXPENSE
Salaries	16,364	16,660	33,021	36,071
Employee benefits	2,860	2,707	5,665	5,042
Occupancy of bank premises	2,243	2,785	4,825	4,887
Furniture and equipment	548	809	1,098	1,468
Data processing	2,606	2,883	5,531	7,206
Marketing and customer relations	996	1,359	1,992	2,195
Amortization of intangible assets	710	720	1,420	1,230
FDIC insurance	565	630	1,125	1,193
Loan collection and servicing	475	348	927	626
Foreclosed assets	10	97	59	158
Other noninterest expense	3,132	4,975	6,114	9,830
Total noninterest expense	30,509	33,973	61,777	69,906
INCOME BEFORE INCOME TAX EXPENSE	24,953	25,043	45,472	37,174
INCOME TAX EXPENSE	6,883	6,570	12,144	9,493
NET INCOME	$18,070	$18,473	$33,328	$27,681

EARNINGS PER SHARE - BASIC	$0.57	$0.58	$1.05	$0.88
EARNINGS PER SHARE - DILUTED	$0.57	$0.58	$1.05	$0.88
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,579,457	31,980,133	31,621,205	31,481,439
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

NET INCOME	$18,070	$18,473	$33,328	$27,681

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	1,524	(12,638)	(731)	(1,195)
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	—	200	3,382	1,807
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	488	475	989	965
Unrealized gains on derivative instruments	14	201	78	161
Reclassification adjustment for net settlements on derivative instruments	(118)	(109)	(250)	(203)
Total other comprehensive income (loss), before tax	1,908	(11,871)	3,468	1,535
Income tax expense (benefit)	516	(3,384)	961	438
Total other comprehensive income (loss)	1,392	(8,487)	2,507	1,097
TOTAL COMPREHENSIVE INCOME	$19,462	$9,986	$35,835	$28,778
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, March 31, 2024	31,612,888	$328	$296,054	$278,353	$(56,048)	$(22,006)	$496,681
Net income	—	—	—	18,070	—	—	18,070
Other comprehensive income	—	—	—	—	1,392	—	1,392
Stock-based compensation	—	—	376	—	—	—	376
Repurchase of common stock	(53,522)	—	—	—	—	(1,013)	(1,013)
Cash dividends and dividend equivalents ($0.19 per share)	—	—	—	(6,037)	—	—	(6,037)
Balance, June 30, 2024	31,559,366	$328	$296,430	$290,386	$(54,656)	$(23,019)	$509,469

Balance, March 31, 2023	32,095,370	$327	$294,441	$228,782	$(62,175)	$(11,277)	$450,098
Net income	—	—	—	18,473	—	—	18,473
Other comprehensive loss	—	—	—	—	(8,487)	—	(8,487)
Stock-based compensation	—	—	434	—	—	—	434
Repurchase of common stock	(229,502)	—	—	—	—	(4,188)	(4,188)
Cash dividends and dividend equivalents ($0.17 per share)	—	—	—	(5,478)	—	—	(5,478)
Balance, June 30, 2023	31,865,868	$327	$294,875	$241,777	$(70,662)	$(15,465)	$450,852
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2023	31,695,828	$327	$295,877	$269,051	$(57,163)	$(18,596)	$489,496
Cumulative effect of change in accounting principle (ASU 2023-02)	—	—	—	116	—	—	116
Net income	—	—	—	33,328	—	—	33,328
Other comprehensive income	—	—	—	—	2,507	—	2,507
Stock-based compensation	—	—	885	—	—	—	885
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	96,341	1	(332)	—	—	—	(331)
Repurchase of common stock	(232,803)	—	—	—	—	(4,423)	(4,423)
Cash dividends and dividend equivalents ($0.38 per share)	—	—	—	(12,109)	—	—	(12,109)
Balance, June 30, 2024	31,559,366	$328	$296,430	$290,386	$(54,656)	$(23,019)	$509,469

Balance, December 31, 2022	28,752,626	$293	$222,783	$232,004	$(71,759)	$(9,689)	$373,632
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(6,922)	—	—	(6,922)
Net income	—	—	—	27,681	—	—	27,681
Other comprehensive income	—	—	—	—	1,097	—	1,097
Stock-based compensation	—	—	951	—	—	—	951
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	43,607	—	(181)	—	—	—	(181)
Issuance of common stock in Town and Country acquisition	3,378,600	34	71,322	—	—	—	71,356
Repurchase of common stock	(308,965)	—	—	—	—	(5,776)	(5,776)
Cash dividends and dividend equivalents ($0.34 per share)	—	—	—	(10,986)	—	—	(10,986)
Balance, June 30, 2023	31,865,868	$327	$294,875	$241,777	$(70,662)	$(15,465)	$450,852
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,328	$27,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,462	1,609
Provision for credit losses	1,703	5,980
Net amortization of debt securities	1,998	2,999
Deferred income tax expense	722	802
Stock-based compensation	885	951
Net accretion of discount and deferred loan fees on loans	(3,572)	(3,378)
Net realized loss on sales of securities	3,382	1,007
Net unrealized loss on equity securities	112	15
Net loss (gain) on disposals of bank premises and equipment	55	(32)
Net gain on sales of bank premises held for sale	—	(75)
Impairment losses on bank premises held for sale	580	—
Net gain on sales of foreclosed assets	(95)	(68)
Write-down of foreclosed assets	36	175
Amortization of intangibles	1,420	1,230
Decrease in mortgage servicing rights	17	483
Amortization of discount and issuance costs on subordinated notes and debentures	70	71
Amortization of discount on Federal Home Loan Bank advances	204	172
Amortization of premium on time deposits	(57)	(239)
Mortgage loans originated for sale	(28,101)	(35,682)
Proceeds from sale of mortgage loans	30,302	29,729
Net gain on sale of mortgage loans	(741)	(649)
Increase in cash surrender value of bank owned life insurance	(330)	(255)
Decrease in accrued interest receivable	2,109	2,719
Decrease (increase) in other assets	(4,937)	4,864
Increase (decrease) in other liabilities	6,017	(3,978)
Net cash provided by operating activities	46,569	36,131

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	—	249
Purchase of interest-bearing time deposits with banks	(11)	—
Proceeds from sales of debt securities	66,812	145,844
Proceeds from sales and redemptions of equity securities	58	—
Proceeds from paydowns, maturities, and calls of debt securities	58,497	50,540
Purchase of debt securities	(27,753)	(2,640)
Purchase of equity securities	(146)	(345)
Purchase of loans	(4,448)	(36,964)
Net decrease in loans	26,101	51,609
Purchase of restricted stock	—	(11,622)
Proceeds from redemption of restricted stock	2,074	11,064
Purchases of bank premises and equipment	(2,975)	(1,495)
Proceeds from sales of bank premises and equipment	—	151
Proceeds from sales of bank premises held for sale	—	310
Proceeds from sales of foreclosed assets	965	284
Net cash paid for acquisition of Town and Country	—	(14,454)
Net cash provided by investing activities	119,174	192,531
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(82,687)	(142,679)
Net decrease in repurchase agreements	(13,112)	(4,352)
Net increase (decrease) in Federal Home Loan Bank advances	907	(69,039)
Taxes paid related to the vesting of restricted stock units	(331)	(181)
Repurchase of common stock	(4,423)	(5,776)
Cash dividends and dividend equivalents paid	(12,109)	(10,986)
Net cash used in financing activities	(111,755)	(233,013)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,988	(4,351)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	141,252	114,159
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195,240	$109,808

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$31,206	$11,815
Net cash paid for income taxes	$9,801	$8,997

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$374	$170
Transfers of bank premises and equipment to bank premises held for sale	$317	$35
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investment in the qualified affordable housing project meets the definition of a variable interest entity ("VIE") as the entity is structured such that the limited partner investors lack substantive voting rights. The managing member has both the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. Accordingly, the Company is not the primary beneficiary and is not required to consolidate this entity. The Company's maximum exposure to loss is limited to the carrying amount of the investment, which was $7.3 million as of June 30, 2024.
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
The acquisition of Town and Country further enhanced HBT Financial’s footprint in central Illinois, and expanded our footprint into metro-east St. Louis. No expenses were incurred related to the acquisition of Town and Country for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, HBT Financial incurred the following expenses related to the acquisition of Town and Country:

(dollars in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

PROVISION FOR CREDIT LOSSES	$—	$5,924
NONINTEREST EXPENSE
Salaries	66	3,584
Furniture and equipment	39	39
Data processing	176	2,031
Marketing and customer relations	10	24
Loan collection and servicing	125	125
Legal fees and other noninterest expense	211	1,964
Total noninterest expense	627	7,767
Total Town and Country acquisition-related expenses	$627	$13,691

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
The following table provides the pro forma information for the results of operations for the three and six months ended June 30, 2023 as if the acquisition of Town and Country had occurred on January 1, 2022. The pro forma results combine the historical results of Town and Country into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
(dollars in thousands, except per share data)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total revenues (net interest income and noninterest income)	$58,786	$116,556
Net income	18,185	28,200
Earnings per share - basic	0.57	0.89
Earnings per share - diluted	0.57	0.88

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	June 30, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$139,693	$—	$(10,918)	$—	$128,775
U.S. government agency	57,308	—	(3,319)	—	53,989
Municipal	155,980	—	(21,852)	—	134,128
Mortgage-backed:
Agency residential	191,521	147	(14,946)	—	176,722
Agency commercial	136,367	2	(14,153)	—	122,216
Corporate	57,698	—	(4,473)	—	53,225
Total available-for-sale	$738,567	$149	$(69,661)	$—	$669,055

	June 30, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,460	$—	$(9,223)	$79,237	$—
Municipal	36,950	38	(601)	36,387	—
Mortgage-backed:
Agency residential	90,992	—	(6,689)	84,303	—
Agency commercial	296,147	—	(42,321)	253,826	—
Total held-to-maturity	$512,549	$38	$(58,834)	$453,753	$—

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
As of June 30, 2024 and December 31, 2023, the Bank had debt securities with a carrying value of $558.4 million and $419.4 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of June 30, 2024, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$49,567	$48,554	$5,095	$5,048
Due after 1 year through 5 years	184,436	170,465	49,612	46,628
Due after 5 years through 10 years	154,676	132,777	65,354	59,096
Due after 10 years	22,000	18,321	5,349	4,852

Mortgage-backed:
Agency residential	191,521	176,722	90,992	84,303
Agency commercial	136,367	122,216	296,147	253,826
Total	$738,567	$669,055	$512,549	$453,753

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of June 30, 2024 and December 31, 2023, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	June 30, 2024
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(10,918)	$128,775	$(10,918)	$128,775
U.S. government agency	(9)	4,728	(3,310)	49,254	(3,319)	53,982
Municipal	(26)	2,627	(21,826)	130,726	(21,852)	133,353
Mortgage-backed:
Agency residential	(98)	11,311	(14,848)	146,244	(14,946)	157,555
Agency commercial	(4)	389	(14,149)	120,730	(14,153)	121,119
Corporate	—	—	(4,473)	51,231	(4,473)	51,231
Total available-for-sale	$(137)	$19,055	$(69,524)	$626,960	$(69,661)	$646,015

	December 31, 2023
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(11,093)	$148,622	$(11,093)	$148,622
U.S. government agency	(2)	168	(3,260)	51,910	(3,262)	52,078
Municipal	(26)	4,749	(23,473)	194,287	(23,499)	199,036
Mortgage-backed:
Agency residential	(163)	9,354	(14,555)	156,785	(14,718)	166,139
Agency commercial	(26)	3,016	(14,179)	123,404	(14,205)	126,420
Corporate	(414)	4,361	(5,071)	45,826	(5,485)	50,187
Total available-for-sale	$(631)	$21,648	$(71,631)	$720,834	$(72,262)	$742,482
As of June 30, 2024, there were 686 debt securities in an unrealized loss position for a period of twelve months or more, and 70 debt securities in an unrealized loss position for a period of less than twelve months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Municipal securities include approximately 73% general obligation bonds as of June 30, 2024, which have a very low historical default rate due to issuers generally having taxing authority to service the debt. The remainder of the municipal securities are also of high credit quality with ratings of A1/A+ or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
Corporate securities include investment grade corporate and bank subordinated debt securities. The Company evaluates credit risk through monitoring credit ratings, reviews of available issuer financial data, and sector trends. During 2024, the changes in fair value in corporate securities were considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. An $0.8 million allowance for credit losses was recorded as of June 30, 2023, related to one bank subordinated debt security and reflected heightened potential credit risk following the failures of other banks in early 2023. The related provision for credit losses were $0.2 million and $0.8 million during the three and six months ended June 30, 2023, respectively. This allowance for credit losses was later reversed during the third quarter of 2023 after a merger announcement by the issuer of the bank subordinated debt security.
As of June 30, 2024, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $5.3 million and $6.0 million as of June 30, 2024 and December 31, 2023, respectively.
Sales of debt securities were as follows during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Proceeds from sales	$—	$—	$66,812	$145,844
Gross realized gains	—	—	—	—
Gross realized losses	—	—	(3,382)	(1,007)

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	June 30, 2024
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,948
Cumulative net unrealized gains (losses)	104	(335)
Carrying value	$3,228	$2,613

	December 31, 2023
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,143	$2,840
Cumulative net unrealized gains (losses)	217	(335)
Carrying value	$3,360	$2,505
As of June 30, 2024 and December 31, 2023, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Readily determinable fair value	$(96)	$7	$(112)	$123
No readily determinable fair value	—	—	—	(138)
Unrealized gains (losses) on equity securities	$(96)	$7	$(112)	$(15)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023

Commercial and industrial	$400,276	$427,800
Commercial real estate - owner occupied	289,992	295,842
Commercial real estate - non-owner occupied	889,193	880,681
Construction and land development	365,371	363,983
Multi-family	429,951	417,923
One-to-four family residential	484,335	491,508
Agricultural and farmland	285,822	287,294
Municipal, consumer, and other	240,543	239,386
Loans, before allowance for credit losses	3,385,483	3,404,417
Allowance for credit losses	(40,806)	(40,048)
Loans, net of allowance for credit losses	$3,344,677	$3,364,369
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
At June 30, 2024, the economic forecast used by management anticipates an economic slowdown, but not a recession, over the next 4 quarters considered in the forecast period, with the unemployment rate increasing slightly and GDP growth slowing and then increasing modestly. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses:

	Three Months Ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$5,230	$2,157	$10,058	$5,545	$3,845	$4,846	$1,014	$8,120	$40,815
Provision for credit losses	—	32	(257)	609	55	(75)	44	269	677
Charge-offs	(493)	—	—	—	(188)	(54)	—	(135)	(870)
Recoveries	24	2	15	1	—	68	1	73	184
Ending balance	$4,761	$2,191	$9,816	$6,155	$3,712	$4,785	$1,059	$8,327	$40,806

	Three Months Ended June 30, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$2,932	$2,535	$7,840	$7,574	$2,151	$4,165	$2,674	$8,905	$38,776
Provision for credit losses	791	(175)	(466)	(1,745)	452	(121)	(68)	252	(1,080)
Charge-offs	—	—	—	—	—	(4)	—	(175)	(179)
Recoveries	12	2	164	5	—	37	1	76	297
Ending balance	$3,735	$2,362	$7,538	$5,834	$2,603	$4,077	$2,607	$9,058	$37,814

	Six Months Ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048
Provision for credit losses	$239	$(85)	$1,845	$155	$63	$(496)	$76	$(560)	$1,237
Charge-offs	$(508)	$—	$—	$—	$(188)	$(75)	$—	$(326)	$(1,097)
Recoveries	50	4	257	2	—	152	8	145	618
Ending balance	$4,761	$2,191	$9,816	$6,155	$3,712	$4,785	$1,059	$8,327	$40,806

	Six Months Ended June 30, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333
Adoption of ASC 326	$(822)	$587	$501	$1,969	$85	$797	$1,567	$2,299	$6,983
PCD allowance established in acquisition	$69	$127	$239	$240	$68	$492	$5	$7	$1,247
Provision for credit losses	$1,178	$444	$(161)	$(606)	$978	$960	$237	$991	$4,021
Charge-offs	$—	$(3)	$—	$—	$—	$(26)	$—	$(292)	$(321)
Recoveries	31	14	238	8	—	95	2	163	551
Ending balance	$3,735	$2,362	$7,538	$5,834	$2,603	$4,077	$2,607	$9,058	$37,814

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three months ended June 30, 2024 and 2023.

	Gross Charge-Offs for the Three Months Ended June 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$326	$75	$—	$—	$—	$92	$—	$493
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	188	—	—	—	—	188
One-to-four family residential	—	—	4	13	4	1	32	—	54
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	84	—	—	—	—	—	51	—	135
Total	$84	$326	$79	$201	$4	$1	$175	$—	$870

	Gross Charge-Offs for the Three Months Ended June 30, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior

Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	—	4	—	—	4
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	100	21	—	—	—	—	54	—	175
Total	$100	$21	$—	$—	$—	$4	$54	$—	$179

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the six months ended June 30, 2024 and 2023.

	Gross Charge-Offs for the Six Months Ended June 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$329	$75	$—	$—	$11	$93	$—	$508
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	188	—	—	—	—	188
One-to-four family residential	—	—	7	13	4	7	44	—	75
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	128	56	6	—	—	—	136	—	326
Total	$128	$385	$88	$201	$4	$18	$273	$—	$1,097

	Gross Charge-Offs for the Six Months Ended June 30, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior

Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner occupied	—	3	—	—	—	—	—	—	3
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	1	25	—	—	26
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	135	74	—	9	—	—	74	—	292
Total	$135	$77	$—	$9	$1	$25	$74	$—	$321

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	June 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$399,214	$289,992	$874,256	$365,155	$429,951	$479,256	$285,678	$230,024	$3,353,526
Individually evaluated for impairment	1,062	—	14,937	216	—	5,079	144	10,519	31,957
Total	$400,276	$289,992	$889,193	$365,371	$429,951	$484,335	$285,822	$240,543	$3,385,483

Allowance for credit losses:
Collectively evaluated for impairment	$4,657	$2,191	$9,127	$6,155	$3,712	$4,724	$1,059	$5,741	$37,366
Individually evaluated for impairment	104	—	689	—	—	61	—	2,586	3,440
Total	$4,761	$2,191	$9,816	$6,155	$3,712	$4,785	$1,059	$8,327	$40,806

	December 31, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,528	$295,672	$865,394	$363,767	$417,608	$486,049	$287,150	$224,345	$3,367,513
Individually evaluated for impairment	272	170	15,287	216	315	5,459	144	15,041	36,904
Total	$427,800	$295,842	$880,681	$363,983	$417,923	$491,508	$287,294	$239,386	$3,404,417

Allowance for credit losses:
Collectively evaluated for impairment	$4,960	$2,272	$6,693	$5,998	$3,837	$4,957	$975	$6,137	$35,829
Individually evaluated for impairment	20	—	1,021	—	—	247	—	2,931	4,219
Total	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	June 30, 2024
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$1,011	$51	$1,062	$104
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	14,937	—	—	14,937	689
Construction and land development	216	—	—	216	—
Multi-family	—	—	—	—	—
One-to-four family residential	5,079	—	—	5,079	61
Agricultural and farmland	144	—	—	144	—
Municipal, consumer, and other	10,438	43	38	10,519	2,586
Total	$30,814	$1,054	$89	$31,957	$3,440

	December 31, 2023
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$37	$235	$272	$20
Commercial real estate - owner occupied	170	—	—	170	—
Commercial real estate - non-owner occupied	15,287	—	—	15,287	1,021
Construction and land development	216	—	—	216	—
Multi-family	315	—	—	315	—
One-to-four family residential	5,459	—	—	5,459	247
Agricultural and farmland	144	—	—	144	—
Municipal, consumer, and other	14,978	39	24	15,041	2,931
Total	$36,569	$76	$259	$36,904	$4,219
Accrued interest on loans is excluded from the estimate of credit losses and totaled $17.0 million and $18.4 million as of June 30, 2024 and December 31, 2023, respectively.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on current payment and accrual status:

	June 30, 2024
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$397,982	$1,232	$—	$1,062	$400,276
Commercial real estate - owner occupied	289,663	329	—	—	289,992
Commercial real estate - non-owner occupied	887,226	124	—	1,843	889,193
Construction and land development	365,155	—	—	216	365,371
Multi-family	429,951	—	—	—	429,951
One-to-four family residential	477,267	1,989	—	5,079	484,335
Agricultural and farmland	283,988	1,690	—	144	285,822
Municipal, consumer, and other	240,327	128	7	81	240,543
Total	$3,371,559	$5,492	$7	$8,425	$3,385,483

	December 31, 2023
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$427,300	$228	$—	$272	$427,800
Commercial real estate - owner occupied	295,672	—	—	170	295,842
Commercial real estate - non-owner occupied	878,591	255	—	1,835	880,681
Construction and land development	363,735	32	—	216	363,983
Multi-family	417,597	11	—	315	417,923
One-to-four family residential	484,969	1,735	—	4,804	491,508
Agricultural and farmland	286,820	330	—	144	287,294
Municipal, consumer, and other	239,033	252	37	64	239,386
Total	$3,393,717	$2,843	$37	$7,820	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	June 30, 2024
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$313	$749	$1,062
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	—	1,843	1,843
Construction and land development	216	—	216
Multi-family	—	—	—
One-to-four family residential	352	4,727	5,079
Agricultural and farmland	—	144	144
Municipal, consumer, and other	59	22	81
Total	$940	$7,485	$8,425

	December 31, 2023
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$120	$152	$272
Commercial real estate - owner occupied	—	170	170
Commercial real estate - non-owner occupied	188	1,647	1,835
Construction and land development	216	—	216
Multi-family	—	315	315
One-to-four family residential	14	4,790	4,804
Agricultural and farmland	—	144	144
Municipal, consumer, and other	—	64	64
Total	$538	$7,282	$7,820

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators
In June 2024, the Company updated its risk rating categories to add a special mention category to provide another level of granularity in distinguishing risk levels of loans. As of June 30, 2024, $19.5 million of the special mention loans would have been considered pass-watch and $10.6 million would have been considered substandard under the previous risk rating categories.
The Company assigns a risk rating to all loans and periodically performs detailed internal reviews of all such loans that are part of relationships with over $750 thousand in total exposure to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to review by the Company’s regulators, external loan review, and internal loan review. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate and the fair values of collateral securing the loans. The risk rating is reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan. These credit quality indicators are used to assign a risk rating to each individual loan. Risk ratings are grouped into the following major categories:
Pass – a pass loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.
Pass-Watch – a pass-watch loan is still considered a "pass" credit and is not a classified or criticized asset, but is a reflection of a borrower who exhibits credit weaknesses or downward trends warranting close attention and increased monitoring. These potential weaknesses may result in deterioration of the repayment prospects for the loan. No loss of principal or interest is expected, and the borrower does not pose sufficient risk to warrant a special mention, substandard, or doubtful classification.
Special Mention – a special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets or in the institution's credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as Doubtful as of June 30, 2024 and December 31, 2023.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	June 30, 2024
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$389,429	$4,044	$1,647	$5,156	$400,276
Commercial real estate - owner occupied	271,725	8,762	3,459	6,046	289,992
Commercial real estate - non-owner occupied	833,470	22,077	203	33,443	889,193
Construction and land development	340,960	23,665	—	746	365,371
Multi-family	410,272	3,892	15,787	—	429,951
One-to-four family residential	464,960	6,680	3,065	9,630	484,335
Agricultural and farmland	263,070	17,388	1,678	3,686	285,822
Municipal, consumer, and other	223,994	1,696	4,243	10,610	240,543
Total	$3,197,880	$88,204	$30,082	$69,317	$3,385,483

	December 31, 2023
(dollars in thousands)	Pass	Pass-Watch	Substandard	Total

Commercial and industrial	$419,494	$7,128	$1,178	$427,800
Commercial real estate - owner occupied	275,649	14,072	6,121	295,842
Commercial real estate - non-owner occupied	822,012	33,283	25,386	880,681
Construction and land development	351,087	12,604	292	363,983
Multi-family	397,951	19,656	316	417,923
One-to-four family residential	472,355	6,671	12,482	491,508
Agricultural and farmland	280,867	3,071	3,356	287,294
Municipal, consumer, and other	222,474	1,721	15,191	239,386
Total	$3,241,889	$98,206	$64,322	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of June 30, 2024:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial and industrial
Pass	$23,459	$61,841	$52,970	$15,494	$22,508	$33,263	$177,985	$1,909	$389,429
Pass-Watch	29	1,330	558	229	104	1,102	486	206	4,044
Special Mention	—	—	282	73	—	—	710	582	1,647
Substandard	—	2,897	487	823	—	—	668	281	5,156
Total	$23,488	$66,068	$54,297	$16,619	$22,612	$34,365	$179,849	$2,978	$400,276

Commercial real estate - owner occupied
Pass	$16,517	$26,064	$64,465	$50,365	$50,035	$52,299	$11,914	$66	$271,725
Pass-Watch	293	3,167	746	2,394	713	1,449	—	—	8,762
Special Mention	1,984	—	—	—	—	—	1,475	—	3,459
Substandard	—	634	82	3,624	1,075	631	—	—	6,046
Total	$18,794	$29,865	$65,293	$56,383	$51,823	$54,379	$13,389	$66	$289,992

Commercial real estate - non-owner occupied
Pass	$39,574	$119,976	$243,744	$232,353	$93,139	$93,059	$10,009	$1,616	$833,470
Pass-Watch	3,229	766	—	3,918	343	463	13,315	43	22,077
Special Mention	—	—	—	—	—	58	145	—	203
Substandard	—	13,496	6,784	—	—	13,163	—	—	33,443
Total	$42,803	$134,238	$250,528	$236,271	$93,482	$106,743	$23,469	$1,659	$889,193

Construction and land development
Pass	$91,952	$125,269	$88,490	$21,357	$876	$3,006	$9,749	$261	$340,960
Pass-Watch	—	937	8,630	12,549	—	19	693	837	23,665
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	475	—	216	—	—	55	—	—	746
Total	$92,427	$126,206	$97,336	$33,906	$876	$3,080	$10,442	$1,098	$365,371

Multi-family
Pass	$17,383	$83,543	$95,243	$112,008	$52,031	$44,854	$4,417	$793	$410,272
Pass-Watch	2,807	—	572	—	—	507	—	6	3,892
Special Mention	6,976	—	—	—	8,811	—	—	—	15,787
Substandard	—	—	—	—	—	—	—	—	—
Total	$27,166	$83,543	$95,815	$112,008	$60,842	$45,361	$4,417	$799	$429,951

One-to-four family residential
Pass	$25,775	$94,809	$87,957	$76,529	$61,139	$53,340	$60,417	$4,994	$464,960
Pass-Watch	908	2,074	333	316	466	2,111	192	280	6,680
Special Mention	—	—	—	604	125	—	—	2,336	3,065
Substandard	79	739	1,508	638	513	5,666	—	487	9,630
Total	$26,762	$97,622	$89,798	$78,087	$62,243	$61,117	$60,609	$8,097	$484,335

Agricultural and farmland
Pass	$28,788	$38,360	$33,420	$29,642	$29,779	$10,312	$90,557	$2,212	$263,070
Pass-Watch	137	2,745	1,902	1,472	24	688	10,170	250	17,388
Special Mention	—	472	106	—	1,100	—	—	—	1,678
Substandard	331	—	—	12	3,199	144	—	—	3,686
Total	$29,256	$41,577	$35,428	$31,126	$34,102	$11,144	$100,727	$2,462	$285,822

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Municipal, Consumer, and other
Pass	$63,682	$37,853	$23,308	$24,288	$13,259	$40,382	$21,222	$—	$223,994
Pass-Watch	—	—	27	10	—	1,659	—	—	1,696
Special Mention	—	—	—	—	—	4,217	26	—	4,243
Substandard	51	55	63	—	—	10,441	—	—	10,610
Total	$63,733	$37,908	$23,398	$24,298	$13,259	$56,699	$21,248	$—	$240,543

Total by Risk Rating
Pass	$307,130	$587,715	$689,597	$562,036	$322,766	$330,515	$386,270	$11,851	$3,197,880
Pass-Watch	7,403	11,019	12,768	20,888	1,650	7,998	24,856	1,622	88,204
Special Mention	8,960	472	388	677	10,036	4,275	2,356	2,918	30,082
Substandard	936	17,821	9,140	5,097	4,787	30,100	668	768	69,317
Total	$324,429	$617,027	$711,893	$588,698	$339,239	$372,888	$414,150	$17,159	$3,385,483

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Modifications
There were no loan modifications to borrowers in financial distress during the three and six months ended June 30, 2024 and 2023. There were no modified loans to borrowers in financial distress outstanding as of June 30, 2024 and December 31, 2023.
Pledged Loans
As of June 30, 2024 and December 31, 2023, the Company pledged loans totaling $1.88 billion and $1.20 billion, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.61 billion and $1.66 billion as of June 30, 2024 and December 31, 2023, respectively. Activity in mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Beginning balance	$19,081	$19,992	$19,001	$10,147
Acquired	—	—	—	10,469
Capitalized servicing rights	210	170	340	299
Fair value adjustments attributable to payments and principal reductions	(542)	(559)	(971)	(990)
Fair value adjustments attributable to changes in valuation inputs and assumptions	235	530	614	208
Ending balance	$18,984	$20,133	$18,984	$20,133
NOTE 6 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Beginning balance	$277	$3,356	$852	$3,030
Acquired	—	—	—	271
Transfers from loans	171	65	374	170
Proceeds from sales	(100)	(244)	(965)	(284)
Net gain (loss) on sales	(18)	48	95	68
Direct write-downs	(10)	(145)	(36)	(175)
Ending balance	$320	$3,080	$320	$3,080

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains (losses) on foreclosed assets included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Direct write-downs	$(10)	$(145)	$(36)	$(175)
Net gain (loss) on sales	(18)	48	95	68
Gains (losses) on foreclosed assets	$(28)	$(97)	$59	$(107)
As of June 30, 2024, there were no foreclosed one-to-four family residential real estate properties held. As of December 31, 2023, the carrying value of foreclosed one-to-four family residential real estate properties was $0.1 million.
As of June 30, 2024, there were 20 one-to-four family residential real estate loans in the process of foreclosure totaling $1.7 million. As of December 31, 2023, there were 16 one-to-four family residential real estate loans in the process of foreclosure totaling $1.2 million.
NOTE 7 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	June 30, 2024	December 31, 2023

Noninterest-bearing deposits	$1,045,697	$1,072,407
Interest-bearing deposits:
Interest-bearing demand	1,094,797	1,145,092
Money market	769,386	803,381
Savings	582,752	608,424
Time	796,069	627,253
Brokered	29,992	144,880
Total interest-bearing deposits	3,272,996	3,329,030
Total deposits	$4,318,693	$4,401,437
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $227.0 million and $236.8 million as of June 30, 2024 and December 31, 2023, respectively. The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $217.4 million and $130.2 million as of June 30, 2024 and December 31, 2023, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $474.0 million and $342.8 million as of June 30, 2024 and December 31, 2023, respectively.
The components of interest expense on deposits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Interest-bearing demand	$1,429	$683	$2,740	$1,141
Money market	4,670	1,506	9,467	2,441
Savings	393	189	836	367
Time	7,117	1,933	13,042	2,736
Brokered	524	12	1,641	12
Total interest expense on deposits	$14,133	$4,323	$27,726	$6,697

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
The interest rate swap agreements designated as cash flow hedges were as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$7,000	$150	$17,000	$322
As of June 30, 2024, the interest rate swap agreement designated as a cash flow hedge matures in April 2025. As of June 30, 2024 and December 31, 2023, counterparties had cash pledged and held on deposit by the Company of $0.4 million and $0.6 million, respectively.
The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)		Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$118	$109	$250	$203

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	91,895	7,475	94,497	6,227
Total fair value recorded in other assets	$91,895	$7,475	$94,497	$6,227

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$91,895	$(7,475)	$94,497	$(6,227)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$91,895	$(7,475)	$94,497	$(6,227)
As of June 30, 2024, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2035.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Not designated as hedging instruments:
Gross gains	$783	$1,703	$2,821	$4,440
Gross losses	(783)	(1,703)	(2,821)	(4,440)
Net gains (losses)	$—	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended June 30, 2024
Balance, March 31, 2024	$(47,774)	$(8,191)	$(83)	$(56,048)
Other comprehensive income before reclassifications	1,524	—	14	1,538
Reclassifications	—	488	(118)	370
Other comprehensive income (loss), before tax	1,524	488	(104)	1,908
Income tax expense (benefit)	408	138	(30)	516
Other comprehensive income (loss), after tax	1,116	350	(74)	1,392
Balance, June 30, 2024	$(46,658)	$(7,841)	$(157)	$(54,656)

Three Months Ended June 30, 2023
Balance, March 31, 2023	$(52,668)	$(9,596)	$89	$(62,175)
Other comprehensive income (loss) before reclassifications	(12,638)	—	201	(12,437)
Reclassifications	200	475	(109)	566
Other comprehensive income (loss), before tax	(12,438)	475	92	(11,871)
Income tax expense (benefit)	(3,546)	135	27	(3,384)
Other comprehensive income (loss), after tax	(8,892)	340	65	(8,487)
Balance, June 30, 2023	$(61,560)	$(9,256)	$154	$(70,662)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Six Months Ended June 30, 2024
Balance, December 31, 2023	$(48,579)	$(8,549)	$(35)	$(57,163)
Other comprehensive income (loss) before reclassifications	(731)	—	78	(653)
Reclassifications	3,382	989	(250)	4,121
Other comprehensive income (loss), before tax	2,651	989	(172)	3,468
Income tax expense (benefit)	730	281	(50)	961
Other comprehensive income (loss), after tax	1,921	708	(122)	2,507
Balance, June 30, 2024	$(46,658)	$(7,841)	$(157)	$(54,656)

Six Months Ended June 30, 2023
Balance, December 31, 2022	$(61,998)	$(9,946)	$185	$(71,759)
Other comprehensive income (loss) before reclassifications	(1,195)	—	161	(1,034)
Reclassifications	1,807	965	(203)	2,569
Other comprehensive income (loss), before tax	612	965	(42)	1,535
Income tax expense (benefit)	174	275	(11)	438
Other comprehensive income (loss), after tax	438	690	(31)	1,097
Balance, June 30, 2023	$(61,560)	$(9,256)	$154	$(70,662)
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Numerator:
Net income	$18,070	$18,473	$33,328	$27,681
Earnings allocated to participating securities	—	(11)	—	(16)
Numerator for earnings per share - basic and diluted	$18,070	$18,462	$33,328	$27,665

Denominator:
Weighted average common shares outstanding	31,579,457	31,980,133	31,621,205	31,481,439
Dilutive effect of outstanding restricted stock units	87,354	99,850	113,794	84,981
Weighted average common shares outstanding, including all dilutive potential shares	31,666,811	32,079,983	31,734,999	31,566,420

Earnings per share - Basic	$0.57	$0.58	$1.05	$0.88
Earnings per share - Diluted	$0.57	$0.58	$1.05	$0.88

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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Restricted stock units	$262	$317	$535	$594
Performance restricted stock units	114	117	350	357
Total awards classified as equity	376	434	885	951
Stock appreciation rights	70	(47)	(59)	(46)
Total stock-based compensation expense	$446	$387	$826	$905

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
During the six months ended June 30, 2024 and 2023, the total grant date fair value of the restricted stock units granted was $1.0 million and $1.0 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2024 and 2023 was $1.4 million and $1.1 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended June 30,
	2024		2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	108,865	$19.71	129,422	$19.58
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	108,865	$19.71	129,422	$19.58

	Six Months Ended June 30,
	2024		2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	128,159	$19.56	139,986	$18.01
Granted	51,246	19.06	41,847	22.72
Vested	(70,540)	18.96	(51,693)	17.91
Forfeited	—	—	(718)	16.58
Ending balance	108,865	$19.71	129,422	$19.58
As of June 30, 2024, unrecognized compensation cost related to the non-vested restricted stock units was $1.4 million. This cost is expected to be recognized over the weighted average remaining service period of 1.7 years.

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
During the six months ended June 30, 2024 and 2023, the total fair value of the performance restricted stock units granted was $0.4 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the six months ended June 30, 2024 was $0.8 million.
The following is a summary of performance restricted stock unit activity:

	Three Months Ended June 30,
	2024		2023
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	70,333	$19.59	79,097	$18.25
Granted	—	—	—	—
Adjustment for performance condition	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	70,333	$19.59	79,097	$18.25

	Six Months Ended June 30,
	2024		2023
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	79,097	$18.25	62,067	$17.02
Granted	19,933	19.06	17,030	22.72
Adjustment for performance condition	14,349	15.53	—	—
Vested	(43,046)	15.53	—	—
Forfeited	—	—	—	—
Ending balance	70,333	$19.59	79,097	$18.25
As of June 30, 2024, unrecognized compensation cost related to non-vested performance restricted stock units was $0.5 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.5 years.

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
The following is a summary of stock appreciation rights activity:

	Three Months Ended June 30,
	2024		2023
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,440	$16.32	73,440	$16.32

	Six Months Ended June 30,
	2024		2023
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,440	$16.32	73,440	$16.32
As of June 30, 2024, all stock appreciation rights were exercisable and had a weighted average remaining term of 4.8 years. There was no unrecognized compensation cost for stock appreciation rights as of June 30, 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024 and December 31, 2023, the liability recorded for outstanding stock appreciation rights was $0.5 million and $0.6 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.33%	3.85%
Expected volatility	36.94%	37.37%
Expected life (in years)	5.2	5.7
Expected dividend yield	3.72%	3.22%
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024 and December 31, 2023, the Company and the Bank each met all capital adequacy requirements to which they were subject. The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$624,067	16.01%	$311,789	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	544,803	13.98	233,841	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	493,598	12.66	175,381	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	544,803	10.83	201,293	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$608,823	15.63%	$311,525	8.00%	$389,406	10.00%
Tier 1 Capital (to Risk Weighted Assets)	569,073	14.61	233,643	6.00	311,525	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	569,073	14.61	175,233	4.50	253,114	6.50
Tier 1 Capital (to Average Assets)	569,073	11.32	201,165	4.00	251,457	5.00

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
Level 2 - Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

	June 30, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$128,775	$—	$—	$128,775
U.S. government agency	—	53,989	—	53,989
Municipal	—	134,128	—	134,128
Mortgage-backed:
Agency residential	—	176,722	—	176,722
Agency commercial	—	122,216	—	122,216
Corporate	—	53,225	—	53,225
Equity securities with readily determinable fair values	3,228	—	—	3,228
Mortgage servicing rights	—	—	18,984	18,984
Derivative financial assets	—	7,625	—	7,625
Derivative financial liabilities	—	7,475	—	7,475

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$148,622	$—	$—	$148,622
U.S. government agency	—	52,097	—	52,097
Municipal	—	205,557	—	205,557
Mortgage-backed:
Agency residential	—	173,984	—	173,984
Agency commercial	—	127,012	—	127,012
Corporate	—	52,189	—	52,189
Equity securities with readily determinable fair values	3,360	—	—	3,360
Mortgage servicing rights	—	—	19,001	19,001
Derivative financial assets	—	6,549	—	6,549
Derivative financial liabilities	—	6,227	—	6,227

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

June 30, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$18,984	Discounted cash flows	Constant pre-payment rates (CPR)	2.0% to 59.7% (8.2%)
			Discount rate	9.0% to 19.9% (9.9%)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$19,001	Discounted cash flows	Constant pre-payment rates (CPR)	6.2% to 49.4% (8.4%)
			Discount rate	9.0% to 37.3% (9.6%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

	June 30, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$858	$—	$858
Collateral-dependent loans	—	—	28,517	28,517
Bank premises held for sale	—	—	317	317
Foreclosed assets	—	—	320	320

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$2,318	$—	$2,318
Collateral-dependent loans	—	—	32,685	32,685
Foreclosed assets	—	—	852	852
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

June 30, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$28,517	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	317	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	320	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$32,685	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	852	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	June 30, 2024		December 31, 2023
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$195,240	$195,240	$141,252	$141,252
Debt securities held-to-maturity	Level 2	512,549	453,753	521,439	466,496
Restricted stock	Level 3	5,086	5,086	7,160	7,160
Loans, net	Level 3	3,344,677	3,310,985	3,364,369	3,349,540
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	22,425	22,425	24,534	24,534

Financial liabilities:
Time deposits	Level 3	796,069	787,391	627,253	619,682
Brokered time deposits	Level 3	29,992	29,984	144,880	144,944
Securities sold under agreements to repurchase	Level 2	29,330	29,330	42,442	42,442
FHLB advances	Level 3	13,734	13,590	12,623	12,621
Subordinated notes	Level 3	39,514	37,386	39,474	36,993
Junior subordinated debentures	Level 3	52,819	48,787	52,789	48,529
Accrued interest payable	Level 2	6,832	6,832	6,969	6,969
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	June 30, 2024	December 31, 2023

Commitments to extend credit	$892,241	$869,013
Standby letters of credit	24,399	23,732
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $4.3 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively.

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
An initial accrual of $0.2 million was recorded during the fourth quarter of 2023, reflecting management's best estimate at that time, and an additional $0.1 million accrual was recorded during the first quarter of 2024. As of June 30, 2024 and December 31, 2023, the Company had $0.3 million and $0.2 million accrued related to this matter, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.
The following is management’s discussion and analysis of the financial condition as of June 30, 2024 (unaudited), as compared with December 31, 2023, and the results of operations for the three and six months ended June 30, 2024 and 2023 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024. Results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of results to be attained for the year ended December 31, 2024, or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. As of June 30, 2024, the Company had total assets of $5.0 billion, loans held for investment of $3.4 billion, and total deposits of $4.3 billion.
Market Area
As of June 30, 2024, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,681,530	$3,012,316	$1,693,794	$3,094,305
Chicago MSA	1,382,711	1,193,793	1,406,348	1,197,865
Illinois	3,064,241	4,206,109	3,100,142	4,292,170
Iowa	321,242	112,584	304,275	109,267
Total	$3,385,483	$4,318,693	$3,404,417	$4,401,437
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

There were no acquisition-related expenses during the three and six months ended June 30, 2024. Acquisition-related expenses totaled $0.6 million during the three months ended June 30, 2023 and $13.7 million during the six months ended June 30, 2023, including the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses.
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

Digital Banking
Throughout the banking industry, in-person branch traffic is expected to continue to decline as more customers turn to digital banking for routine banking transactions. Additionally, widespread adoption of faster payment and instant payment technologies could require us to substantially increase our expenditures on technology and cybersecurity infrastructure, increase our regulatory compliance costs, and adversely impact the stability of our deposit base. We plan to continue investing in our digital banking platforms while maintaining an appropriately sized branch network. An inability to meet evolving customer expectations for both digital and in-person banking may adversely affect our financial results in the future.
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

RESULTS OF OPERATIONS
Overview of Recent Financial Results
The following table presents selected financial results and measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Total interest and dividend income	$62,824	$56,768	$124,785	$108,547
Total interest expense	15,796	7,896	31,069	12,838
Net interest income	47,028	48,872	93,716	95,709
Provision for credit losses	1,176	(230)	1,703	5,980
Net interest income after provision for credit losses	45,852	49,102	92,013	89,729
Total noninterest income	9,610	9,914	15,236	17,351
Total noninterest expense	30,509	33,973	61,777	69,906
Income before income tax expense	24,953	25,043	45,472	37,174
Income tax expense	6,883	6,570	12,144	9,493
Net income	$18,070	$18,473	$33,328	$27,681

Adjusted net income (1)	$18,139	$18,772	$36,212	$38,631

Net interest income (tax-equivalent basis) (1) (2)	$47,581	$49,587	$94,844	$97,126

Share and Per Share Information
Earnings per share - Diluted	$0.57	$0.58	$1.05	$0.88
Adjusted earnings per share - Diluted (1)	0.57	0.58	1.14	1.22

Weighted average shares of common stock outstanding	31,579,457	31,980,133	31,621,205	31,481,439

Summary Ratios
Net interest margin *	3.95%	4.16%	3.95%	4.18%
Net interest margin (tax-equivalent basis) * (1) (2)	4.00	4.22	3.99	4.24
Yield on loans *	6.35	5.97	6.34	5.89
Yield on interest-earning assets *	5.28	4.83	5.25	4.74
Cost of interest-bearing liabilities *	1.85	0.95	1.82	0.80
Cost of total deposits *	1.31	0.41	1.28	0.33
Cost of funds *	1.42	0.71	1.39	0.59

Efficiency ratio	52.61%	56.57%	55.40%	60.74%
Efficiency ratio (tax-equivalent basis) (1) (2)	52.10	55.89	54.83	59.99

Return on average assets *	1.45%	1.49%	1.34%	1.15%
Return on average stockholders' equity *	14.48	16.30	13.46	12.73
Return on average tangible common equity * (1)	17.21	19.91	16.03	15.31

Adjusted return on average assets * (1)	1.45%	1.51%	1.45%	1.60%
Adjusted return on average stockholders' equity * (1)	14.54	16.57	14.63	17.77
Adjusted return on average tangible common equity * (1)	17.27	20.23	17.42	21.36
_________________________________________________
*    Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
For the three months ended June 30, 2024, net income was $18.1 million, decreasing by $0.4 million, or 2.2%, when compared to net income for the three months ended June 30, 2023. Notable changes include the following:
•Noninterest expense decreased by $3.5 million, primarily reflecting the absence of $0.8 million of legal fees and $0.8 million of accruals related to legal matters previously disclosed, the absence of $0.6 million of Town and Country acquisition-related expenses, and the realization of planned cost reductions following the Town and Country core system conversion completed in April 2023;
•Net interest income decreased $1.8 million, primarily attributable to higher funding costs which were partially offset by higher asset yields and an increase in interest-earning assets;
•A provision for credit losses of $1.2 million was recognized during the three months ended June 30, 2024, compared to a negative provision for credit losses of $0.2 million during the three months ended June 30, 2023; and
•An additional $0.5 million of tax expense was recognized during the second quarter of 2024 for a deferred tax expense write-down, primarily as a result of an Illinois tax change. This increased our effective tax rate to 27.6% during the second quarter of 2024 compared to 26.2% during the second quarter of 2023. We expect this write-down to be earned back over several years through reduced tax expense.
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
For the six months ended June 30, 2024, net income was $33.3 million, increasing by $5.6 million, or 20.4%, when compared to net income for the six months ended June 30, 2023. Notable changes include the following:
•There were no Town and Country acquisition-related expenses during the six months ended June 30, 2024, compared to $13.7 million of acquisition-related expenses incurred during the six months ended June 30, 2023;
•Net losses of $3.4 million were realized on the sale of debt securities during the six months ended June 30, 2024, compared to net losses of $1.0 million realized during the six months ended June 30, 2023;
•A $2.0 million decrease in net interest income, primarily attributable to higher funding costs which were partially offset by higher asset yields and an increase in interest-earning assets;
•Impairment losses on bank premises of $0.6 million related to the closure of two branch premises, now held for sale, were recognized during 2024 which were not present in the 2023 results; and
•A $2.7 million increase in tax expense primarily reflects higher pre-tax income resulting from the above items as well as an additional $0.5 million for a deferred tax expense write-down, primarily as a result of an Illinois tax change. This increased our effective tax rate to 26.7% during the six months ended June 30, 2024, compared to 25.5% during the six months ended June 30, 2023. We expect this write-down to be earned back over several years through reduced tax expense.
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
The following tables set forth average balances, average yields and costs, and certain other information. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums, as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,374,058	$53,274	6.35%	$3,238,774	$48,189	5.97%
Securities	1,195,287	6,907	2.32	1,384,180	7,680	2.23
Deposits with banks	211,117	2,570	4.90	84,366	781	3.71
Other	5,096	73	5.80	8,577	118	5.52
Total interest-earning assets	4,785,558	$62,824	5.28%	4,715,897	$56,768	4.83%
Allowance for credit losses	(40,814)			(39,484)
Noninterest-earning assets	283,103			299,622
Total assets	$5,027,847			$4,976,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,123,592	$1,429	0.51%	$1,224,285	$683	0.22%
Money market	788,744	4,670	2.38	674,200	1,506	0.90
Savings	592,312	393	0.27	687,014	189	0.11
Time	763,507	7,117	3.75	447,025	1,933	1.73
Brokered	38,213	524	5.51	1,451	12	3.44
Total interest-bearing deposits	3,306,368	14,133	1.72	3,033,975	4,323	0.57
Securities sold under agreements to repurchase	30,440	129	1.70	34,170	34	0.40
Borrowings	13,466	121	3.60	173,040	2,189	5.07
Subordinated notes	39,504	469	4.78	39,424	469	4.78
Junior subordinated debentures issued to capital trusts	52,812	944	7.18	52,752	881	6.70
Total interest-bearing liabilities	3,442,590	$15,796	1.85%	3,333,361	$7,896	0.95%
Noninterest-bearing deposits	1,043,614			1,145,089
Noninterest-bearing liabilities	39,806			43,080
Total liabilities	4,526,010			4,521,530
Stockholders' Equity	501,837			454,505
Total liabilities and stockholders’ equity	$5,027,847			$4,976,035

Net interest income/Net interest margin (1)		$47,028	3.95%		$48,872	4.16%
Tax-equivalent adjustment (2)		553	0.05		715	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$47,581	4.00%		$49,587	4.22%
Net interest rate spread (4)			3.43%			3.88%
Net interest-earning assets (5)	$1,342,968			$1,382,536
Ratio of interest-earning assets to interest-bearing liabilities	1.39			1.41
Cost of total deposits			1.31%			0.41%
Cost of funds			1.42			0.71
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Six Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,372,640	$106,294	6.34%	$3,126,173	$91,300	5.89%
Securities	1,208,367	13,754	2.29	1,397,821	15,493	2.24
Deposits with banks	189,207	4,522	4.81	88,343	1,520	3.47
Other	5,291	215	8.18	8,004	234	5.89
Total interest-earning assets	4,775,505	$124,785	5.25%	4,620,341	$108,547	4.74%
Allowance for credit losses	(40,526)			(36,410)
Noninterest-earning assets	280,676			287,314
Total assets	$5,015,655			$4,871,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,125,638	$2,740	0.49%	$1,227,447	$1,141	0.19%
Money market	800,714	9,467	2.38	654,514	2,441	0.75
Savings	601,768	836	0.28	698,375	367	0.11
Time	714,003	13,042	3.67	402,151	2,736	1.37
Brokered	60,181	1,641	5.48	729	12	3.44
Total interest-bearing deposits	3,302,304	27,726	1.69	2,983,216	6,697	0.45
Securities sold under agreements to repurchase	31,448	281	1.80	36,879	72	0.39
Borrowings	13,235	246	3.73	143,632	3,486	4.89
Subordinated notes	39,494	939	4.78	39,414	939	4.81
Junior subordinated debentures issued to capital trusts	52,804	1,877	7.15	50,183	1,644	6.61
Total interest-bearing liabilities	3,439,285	$31,069	1.82%	3,253,324	$12,838	0.80%
Noninterest-bearing deposits	1,040,007			1,133,292
Noninterest-bearing liabilities	38,457			46,181
Total liabilities	4,517,749			4,432,797
Stockholders' Equity	497,906			438,448
Total liabilities and stockholders’ equity	$5,015,655			4,871,245

Net interest income/Net interest margin (1)		$93,716	3.95%		$95,709	4.18%
Tax-equivalent adjustment (2)		1,128	0.04		1,417	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$94,844	3.99%		$97,126	4.24%
Net interest rate spread (4)			3.43%			3.94%
Net interest-earning assets (5)	$1,336,220			$1,367,017
Ratio of interest-earning assets to interest-bearing liabilities	1.39			1.42
Cost of total deposits			1.28%			0.33%
Cost of funds			1.39			0.59
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$50,991	6.08%	$45,897	5.69%	$101,508	6.05%	$86,873	5.60%
Loan fees (excluding PPP loans)	1,110	0.13	1,184	0.15	2,151	0.13	2,290	0.15
PPP loan fees	—	—	—	—	—	—	1	—
Accretion of acquired loan discounts	982	0.12	1,008	0.12	2,177	0.13	1,821	0.12
Nonaccrual interest recoveries	191	0.02	100	0.01	458	0.03	315	0.02
Total loan interest income	$53,274	6.35%	$48,189	5.97%	$106,294	6.34%	$91,300	5.89%
_________________________________________________
*    Annualized measure.

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$50,991	4.29%	$45,897	3.90%	$101,508	4.27%	$86,873	3.79%
Loan fees (excluding PPP loans)	1,110	0.09	1,184	0.10	2,151	0.09	2,290	0.10
PPP loan fees	—	—	—	—	—	—	1	—
Accretion of acquired loan discounts	982	0.08	1,008	0.09	2,177	0.09	1,821	0.08
Nonaccrual interest recoveries	191	0.02	100	0.01	458	0.02	315	0.01
Securities	6,907	0.58	7,680	0.65	13,754	0.58	15,493	0.68
Interest-bearing deposits in bank	2,570	0.21	781	0.07	4,522	0.19	1,520	0.07
Other	73	0.01	118	0.01	215	0.01	234	0.01
Total interest income	62,824	5.28	56,768	4.83	124,785	5.25	108,547	4.74

Interest expense:
Deposits	14,133	1.19	4,323	0.37	27,726	1.16	6,697	0.29
Other interest-bearing liabilities	1,663	0.14	3,573	0.30	3,343	0.14	6,141	0.27
Total interest expense	15,796	1.33	7,896	0.67	31,069	1.30	12,838	0.56
Net interest income	47,028	3.95	48,872	4.16	93,716	3.95	95,709	4.18
Tax-equivalent adjustment (1)	553	0.05	715	0.06	1,128	0.04	1,417	0.06
Net interest income (tax-equivalent) (1) (2)	$47,581	4.00%	$49,587	4.22%	$94,844	3.99%	$97,126	4.24%
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

	Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023			Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$2,063	$3,022	$5,085	$7,482	$7,512	$14,994
Securities	(1,081)	308	(773)	(2,147)	408	(1,739)
Deposits with banks	1,479	310	1,789	2,239	763	3,002
Other	(50)	5	(45)	(94)	75	(19)
Total interest-earning assets	2,411	3,645	6,056	7,480	8,758	16,238

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	(60)	806	746	(102)	1,701	1,599
Money market	295	2,869	3,164	656	6,370	7,026
Savings	(29)	233	204	(57)	526	469
Time	1,969	3,215	5,184	3,248	7,058	10,306
Brokered	500	12	512	1,617	12	1,629
Total interest-bearing deposits	2,675	7,135	9,810	5,362	15,667	21,029
Securities sold under agreements to repurchase	(4)	99	95	(12)	221	209
Borrowings	(1,569)	(499)	(2,068)	(2,573)	(667)	(3,240)
Subordinated notes	1	(1)	—	2	(2)	—
Junior subordinated debentures issued to capital trusts	1	62	63	89	144	233
Total interest-bearing liabilities	1,104	6,796	7,900	2,868	15,363	18,231
Change in net interest income	$1,307	$(3,151)	$(1,844)	$4,612	$(6,605)	$(1,993)
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Net interest income for the three months ended June 30, 2024 was $47.0 million, decreasing $1.8 million, or 3.8%, when compared to the three months ended June 30, 2023. The decrease is primarily attributable to an increase in funding costs which were mostly offset by higher yields on interest-earning assets and an increase in interest-earning assets.
Net interest margin decreased to 3.95% for the three months ended June 30, 2024, compared to 4.16% for the three months ended June 30, 2023. The decrease was primarily attributable to increases in funding costs outpacing increases in interest-earning asset yields. Additionally, the contribution of acquired loan discount accretion to net interest margin decreased to 8 basis points during the three months ended June 30, 2024, from 9 basis points during the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Net interest income for the six months ended June 30, 2024 was $93.7 million, decreasing $2.0 million, or 2.1%, when compared to the six months ended June 30, 2023. The decrease is primarily attributable to an increase in funding costs which were mostly offset by higher yields on interest-earning assets and higher interest-earning asset balances following the Town and Country merger.
Net interest margin decreased to 3.95% for the six months ended June 30, 2024, compared to 4.18% for the six months ended June 30, 2023. The decrease was primarily attributable to increases in funding costs outpacing increases in interest-earning asset yields. Additionally, the contribution of acquired loan discount accretion to net interest margin increased to 9 basis points during the six months ended June 30, 2024, compared to 8 basis points during the six months ended June 30, 2023.
The quarterly net interest margins were as follows:

	2024	2023
Three months ended:
March 31	3.94%	4.20%
June 30	3.95	4.16
September 30	—	4.07
December 31	—	3.93
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

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

PROVISION FOR CREDIT LOSSES
Loans	$677	$(1,080)	$1,237	$4,021
Unfunded lending-related commitments	499	650	466	1,159
Debt securities	—	200	—	800
Total provision for credit losses	$1,176	$(230)	$1,703	$5,980
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The Company recorded a provision for credit losses of $1.2 million for the second quarter of 2024, compared to a $0.2 million negative provision during the second quarter of 2023. The second quarter of 2024 provision for credit losses primarily reflects a $0.9 million increase in required reserves resulting from changes in economic forecasts and a $0.9 million increase in required reserves driven by increased loan balances and changes within the loan portfolio which were mostly offset by a $0.7 million decrease in specific reserves.
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The Company recorded a provision for credit losses of $1.7 million for the six months ended June 30, 2024. The 2024 provision for credit losses primarily reflects a $3.7 million increase in required reserves resulting from changes in qualitative factors; a $1.2 million decrease in required reserves resulting from changes in economic forecasts; a $0.8 million decrease in specific reserves on individually evaluated loans; and a $0.1 million decrease in required reserves driven by changes within the loan portfolio.
The 2023 results included the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses which were related to the Town and Country acquisition.
Additionally, the 2023 results included the establishment of an allowance for credit losses of $0.8 million on debt securities available-for-sale, related to one bank subordinated debt security, which was later reversed during the third quarter of 2023 after a merger announcement by the issuer of the bank subordinated debt security.
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

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Card income	$2,885	$2,905	$(20)	(0.7)%	$5,501	$5,563	$(62)	(1.1)%
Wealth management fees	2,623	2,279	344	15.1	5,170	4,617	553	12.0
Service charges on deposit accounts	1,902	1,919	(17)	(0.9)	3,771	3,790	(19)	(0.5)
Mortgage servicing	1,111	1,254	(143)	(11.4)	2,166	2,353	(187)	(7.9)
Mortgage servicing rights fair value adjustment	(97)	141	(238)	NM	(17)	(483)	466	NM
Gains on sale of mortgage loans	443	373	70	18.8	741	649	92	14.2
Realized gains (losses) on sales of securities	—	—	—	—	(3,382)	(1,007)	(2,375)	NM
Unrealized gains (losses) on equity securities	(96)	7	(103)	NM	(112)	(15)	(97)	NM
Gains (losses) on foreclosed assets	(28)	(97)	69	NM	59	(107)	166	NM
Gains (losses) on other assets	—	109	(109)	NM	(635)	109	(744)	NM
Income on bank owned life insurance	166	147	19	12.9	330	262	68	26.0
Other noninterest income	701	877	(176)	(20.1)	1,644	1,620	24	1.5
Total	$9,610	$9,914	$(304)	(3.1)%	$15,236	$17,351	$(2,115)	(12.2)%
_________________________________________________
NM    Not meaningful.
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Total noninterest income for the three months ended June 30, 2024, was $9.6 million, a decrease of $0.3 million, or 3.1%, from the three months ended June 30, 2023. Notable changes in noninterest income include the following:
•A $0.3 million increase in wealth management fees, driven by higher values of assets under management; and
•A $0.2 million decrease in the mortgage servicing rights fair value adjustment, primarily due to changes in prepayment assumptions utilized in the valuations.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Total noninterest income for the six months ended June 30, 2024, was $15.2 million, a decrease of $2.1 million, or 12.2%, from the six months ended June 30, 2023. Notable changes in noninterest income include the following:
•Net losses of $3.4 million were realized on the sale of debt securities during the six months ended June 30, 2024, compared to net losses of $1.0 million realized during the six months ended June 30, 2023;
•Impairment losses on bank premises of $0.6 million related to the closure of two branch premises, now held for sale, were recognized during 2024 which were not present in the 2023 results;
•A $0.6 million increase in wealth management fees, driven by higher values of assets under management; and
•A $0.5 million increase in the mortgage servicing rights fair value adjustment, primarily due to changes in prepayment assumptions utilized in the valuations.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Salaries	$16,364	$16,660	$(296)	(1.8)%	$33,021	$36,071	$(3,050)	(8.5)%
Employee benefits	2,860	2,707	153	5.7	5,665	5,042	623	12.4
Occupancy of bank premises	2,243	2,785	(542)	(19.5)	4,825	4,887	(62)	(1.3)
Furniture and equipment	548	809	(261)	(32.3)	1,098	1,468	(370)	(25.2)
Data processing	2,606	2,883	(277)	(9.6)	5,531	7,206	(1,675)	(23.2)
Marketing and customer relations	996	1,359	(363)	(26.7)	1,992	2,195	(203)	(9.2)
Amortization of intangible assets	710	720	(10)	(1.4)	1,420	1,230	190	15.4
FDIC insurance	565	630	(65)	(10.3)	1,125	1,193	(68)	(5.7)
Loan collection and servicing	475	348	127	36.5	927	626	301	48.1
Foreclosed assets	10	97	(87)	(89.7)	59	158	(99)	(62.7)
Other noninterest expense	3,132	4,975	(1,843)	(37.0)	6,114	9,830	(3,716)	(37.8)
Total	$30,509	$33,973	$(3,464)	(10.2)%	$61,777	$69,906	$(8,129)	(11.6)%
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Total noninterest expense for the three months ended June 30, 2024, was $30.5 million, a decrease of $3.5 million, or 10.2%, from the three months ended June 30, 2023. Notable changes in noninterest expense include the following:
•There were no Town and Country acquisition-related noninterest expenses for the three months ended June 30, 2024, but acquisition-related noninterest expenses totaled $0.6 million for the three months ended June 30, 2023;
•Excluding Town and Country acquisition-related expenses, the $1.6 million decrease in other noninterest expense primarily reflects the absence of $0.8 million of legal fees and $0.8 million of accruals related to legal matters previously disclosed; and
•Additionally, the second quarter of 2024 results reflect the realization of planned cost reductions following the Town and Country core system conversion completed in April 2023.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Total noninterest expense for the six months ended June 30, 2024, was $61.8 million, a decrease of $8.1 million, or 11.6%, from the six months ended June 30, 2023. Notable changes in noninterest expense include the following:
•There were no Town and Country acquisition-related noninterest expenses for the six months ended June 30, 2024, but acquisition-related noninterest expenses totaled $7.8 million for the six months ended June 30, 2023;
•Excluding Town and Country acquisition-related expenses, the $0.5 million increase in salaries expense was primarily driven by annual merit increases;
•Excluding Town and Country acquisition-related expenses, the $0.6 million increase in benefits expense was primarily attributable to higher medical benefits expenses;
•Excluding Town and Country acquisition-related expenses, the $1.8 million decrease in other noninterest expense primarily reflects the absence of $0.8 million of legal fees and $0.8 million of accruals related to legal matters previously disclosed; and
•Additionally, the 2024 results reflect the realization of planned cost reductions following the Town and Country core system conversion completed in April 2023.
Income Taxes
During the three and six months ended June 30, 2024, we recognized an additional $0.5 million of tax expense for a deferred tax asset write-down, primarily as a result of an Illinois tax change. This was the primary driver of the increase in our effective tax rate to 27.6% during the three months ended June 30, 2024 from 26.2% during the three months ended June 30, 2023, and to 26.7% during the six months ended June 30, 2024 from 25.5% during the six months ended June 30, 2023.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	June 30, 2024	December 31, 2023	$ Change	% Change

Consolidated Balance Sheet Information
Cash and cash equivalents	$195,240	$141,252	$53,988	38.2%
Debt securities available-for-sale, at fair value	669,055	759,461	(90,406)	(11.9)
Debt securities held-to-maturity	512,549	521,439	(8,890)	(1.7)
Loans held for sale	858	2,318	(1,460)	(63.0)

Loans, before allowance for credit losses	3,385,483	3,404,417	(18,934)	(0.6)
Less: allowance for credit losses	40,806	40,048	758	1.9
Loans, net of allowance for credit losses	3,344,677	3,364,369	(19,692)	(0.6)

Goodwill	59,820	59,820	—	—
Intangible assets, net	19,262	20,682	(1,420)	(6.9)
Other assets	204,738	203,829	909	0.4
Total assets	$5,006,199	$5,073,170	$(66,971)	(1.3)%

Total deposits	$4,318,693	$4,401,437	$(82,744)	(1.9)%
Securities sold under agreements to repurchase	29,330	42,442	(13,112)	(30.9)
Borrowings	13,734	12,623	1,111	8.8
Subordinated notes	39,514	39,474	40	0.1
Junior subordinated debentures	52,819	52,789	30	0.1
Other liabilities	42,640	34,909	7,731	22.1
Total liabilities	4,496,730	4,583,674	(86,944)	(1.9)
Total stockholders' equity	509,469	489,496	19,973	4.1
Total liabilities and stockholders' equity	$5,006,199	$5,073,170	$(66,971)	(1.3)%

Tangible assets (1)	$4,927,117	$4,992,668	$(65,551)	(1.3)%
Tangible common equity (1)	430,387	408,994	21,393	5.2

Core deposits (1)	$4,071,259	$4,126,374	$(55,115)	(1.3)%

Share and Per Share Information
Book value per share	$16.14	$15.44
Tangible book value per share (1)	13.64	12.90

Shares of common stock outstanding	31,559,366	31,695,828

Balance Sheet Ratios
Loan to deposit ratio	78.39%	77.35%
Core deposits to total deposits (1)	94.27	93.75
Stockholders' equity to total assets	10.18	9.65
Tangible common equity to tangible assets (1)	8.74	8.19
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•Debt securities decreased $99.3 million, largely due to the sale of $66.8 million of municipal securities with sales proceeds used to reduce wholesale funding. Additionally, paydowns, maturities, and calls of debt securities generated another $58.5 million of cash proceeds with a portion reinvested into securities at currently higher yields;
•Loans decreased by $18.9 million, driven by lower line of credit utilization and early payoffs of loans; and
•The $82.7 million decrease in total deposits was primarily attributable to a $114.9 million decrease in brokered deposits and a $18.8 million decrease in higher cost reciprocal wealth management customer deposits included with money market deposits, partially offset by the addition of $65.0 million of time deposits from a State of Illinois loan matching program which are a lower cost source of funding.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$400,276	11.8%	$427,800	12.6%
Commercial real estate - owner occupied	289,992	8.6	295,842	8.7
Commercial real estate - non-owner occupied	889,193	26.3	880,681	25.9
Construction and land development	365,371	10.8	363,983	10.7
Multi-family	429,951	12.7	417,923	12.3
One-to-four family residential	484,335	14.3	491,508	14.4
Agricultural and farmland	285,822	8.4	287,294	8.4
Municipal, consumer, and other	240,543	7.1	239,386	7.0
Loans, before allowance for credit losses	3,385,483	100.0%	3,404,417	100.0%
Allowance for credit losses	(40,806)		(40,048)
Loans, net of allowance for credit losses	$3,344,677		$3,364,369
Loans, before allowance for credit losses were $3.39 billion at June 30, 2024, a decrease of $18.9 million, or 0.6%, from December 31, 2023. Notable changes include the following:
•A $16.3 million decrease in line utilization on existing lines of credit, including $13.2 million drawn on two customers' lines of credit in late December 2023 that paid off in early January 2024;
•A $12.0 million increase in multi-family loans and a $8.5 million increase in commercial real estate – non-owner occupied loans primarily attributable to completed construction projects transferred from the construction and land development category, partially offset by early payoffs; and
•A $1.4 million increase in construction loans primarily attributable to draws on existing construction projects and new construction loans to existing customers, mostly offset by transfers of completed projects into other categories.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of June 30, 2024 was as follows:

	June 30, 2024
(dollars in thousands)	Balance	Substandard Risk Rating

Health care and social assistance	$39,605	$341
Auto repair and dealers	34,901	—
Retail trade	31,891	—
Accommodation and food services	26,799	3,463
Manufacturing	24,911	—
Real estate, rental, and leasing	19,812	—
Construction	18,389	690
Grain elevators	16,968	—
Other services (except public administration)	14,143	—
Administrative and support services	12,340	—
Professional, scientific, and technical services	9,056	—
Arts, entertainment, and recreation	9,018	82
Wholesale trade	8,969	—
Agriculture, forestry, fishing, and hunting	7,383	—
Education services	6,775	1,470
Finance and insurance	5,759	—
Other	3,273	—
Total	$289,992	$6,046
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of June 30, 2024 was as follows:

	June 30, 2024
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Warehouse and manufacturing	$197,339	$124	58%
Retail	181,663	9,270	59
Office	152,130	35	58
Senior Living	90,991	13,094	52
Hotel	89,114	10,920	56
Mixed use (commercial and residential)	67,395	—	64
Medical office	34,631	—	59
Gas station	28,387	—	63
Auto repair and dealers	17,679	—	52
Restaurant and bar	12,356	—	58
Other	17,508	—	53
Total	$889,193	$33,443	58%
________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $430.0 million as of June 30, 2024 and are primarily made based on projected cash flows from the rental or sale of the underlying collateral. As of June 30, 2024, multi-family loans had a weighted average LTV of 57%, based on the most recent appraisals available, which are generally obtained at the time of origination.

Management’s disciplined approach to credit risk management is exercised through portfolio diversification, robust underwriting policies, and routine loan monitoring practices in order to identify and mitigate any credit weakness as early as possible. Management continually monitors and evaluates commercial real estate concentrations by property class, industry, and relative to the Bank’s regulatory capital to remain in line with board established limits and adapt to changing industry conditions. A centralized credit underwriting group, independent of the originating lender, evaluates all exposures over $750 thousand annually, if not more frequently, through a standardized credit review process to ensure uniform application of policies and procedures as well as analyze credit performance. All loans require appropriate internal approval, with a centralized credit approval group reviewing all exposures over $500 thousand. A sampling of the loan portfolio is also reviewed by the Bank’s internal loan review function annually, in addition to an annual third-party review of the portfolio.
In response to the rapid increase in interest rates, we have prepared quarterly cash flow stress tests for our commercial real estate – non-owner occupied and multi-family loans since the fourth quarter of 2022. For commercial real estate – non-owner occupied and multi-family loans over $1 million, we evaluate the impact of current interest rates on the underlying cash flows of the properties securing these loans, based on the most recent cash flow data available. This testing is completed in addition to the various sensitivity testing completed at the initial extension of credit. Individual credits with a maturity scheduled within the next five quarters that are presenting stress under current renewal terms are identified, so that ample time is available to develop solutions to manage credit risk.

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of June 30, 2024. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$200,046	$171,065	$29,165	$—	$400,276
Commercial real estate - owner occupied	41,840	150,623	90,310	7,219	289,992
Commercial real estate - non-owner occupied	187,717	517,440	178,540	5,496	889,193
Construction and land development	185,847	168,103	7,342	4,079	365,371
Multi-family	89,185	286,118	53,303	1,345	429,951
One-to-four family residential	51,297	195,387	108,730	128,921	484,335
Agricultural and farmland	127,183	116,693	37,533	4,413	285,822
Municipal, consumer, and other	96,193	44,517	70,262	29,571	240,543
Total	$979,308	$1,649,946	$575,185	$181,044	$3,385,483
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$50,431	$7,438	$57,869	$142,361	$200,230
Commercial real estate - owner occupied	39,367	39,406	78,773	169,379	248,152
Commercial real estate - non-owner occupied	84,752	22,479	107,231	594,245	701,476
Construction and land development	51,425	5,052	56,477	123,047	179,524
Multi-family	39,830	35,486	75,316	265,450	340,766
One-to-four family residential	88,441	61,782	150,223	282,815	433,038
Agricultural and farmland	4,428	9,618	14,046	144,593	158,639
Municipal, consumer, and other	13,357	21,326	34,683	109,667	144,350
Total	$372,031	$202,587	$574,618	$1,831,557	$2,406,175

Nonperforming Assets
The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

(dollars in thousands)	June 30, 2024	December 31, 2023

NONPERFORMING ASSETS
Nonaccrual	$8,425	$7,820
Past due 90 days or more, still accruing	7	37
Total nonperforming loans	8,432	7,857
Foreclosed assets	320	852
Total nonperforming assets	$8,752	$8,709

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$2,132	$2,641

Allowance for credit losses	$40,806	$40,048
Loans, before allowance for credit losses	3,385,483	3,404,417

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.21%	1.18%
Allowance for credit losses to nonaccrual loans	484.34	512.12
Allowance for credit losses to nonperforming loans	483.94	509.71
Nonaccrual loans to loans, before allowance for credit losses	0.25	0.23
Nonperforming loans to loans, before allowance for credit losses	0.25	0.23
Nonperforming assets to total assets	0.17	0.17
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.26	0.26
Total nonperforming assets were $8.8 million at June 30, 2024, remaining relatively stable from December 31, 2023. Additionally, of the $8.4 million of nonperforming loans held as of June 30, 2024, $2.1 million are either wholly or partially guaranteed by the U.S. Government.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023

Pass	$3,197,880	$3,241,889
Pass-watch	88,204	98,206
Special mention (1)	30,082	—
Substandard	69,317	64,322
Total	$3,385,483	$3,404,417
_________________________________________________
(1)    In June 2024, the Company updated its risk rating categories to add the special mention category to provide another level of granularity in distinguishing risk levels of loans. As of June 30, 2024, $19.5 million of the special mention loans would have been considered pass-watch and $10.6 million would have been considered substandard under the previous risk rating categories.
Loans rated pass-watch or worse increased $25.1 million, or 15.4%, from December 31, 2023 to June 30, 2024, primarily attributable to the downgrade of one construction and land development credit and two farmland-secured credits to the pass-watch risk classification.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans, before allowance for credit losses, by loan category.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Net charge-offs (recoveries)
Commercial and industrial	$469	$(12)	$458	$(31)
Commercial real estate - owner occupied	(2)	(2)	(4)	(11)
Commercial real estate - non-owner occupied	(15)	(164)	(257)	(238)
Construction and land development	(1)	(5)	(2)	(8)
Multi-family	188	—	188	—
One-to-four family residential	(14)	(33)	(77)	(69)
Agricultural and farmland	(1)	(1)	(8)	(2)
Municipal, consumer, and other	62	99	181	129
Total	$686	$(118)	$479	$(230)

Average loans
Commercial and industrial	$401,687	$361,312	$406,536	$343,461
Commercial real estate - owner occupied	294,729	301,707	296,036	289,036
Commercial real estate - non-owner occupied	886,825	890,857	884,765	852,990
Construction and land development	353,568	359,332	360,240	369,449
Multi-family	429,688	362,038	422,002	351,727
One-to-four family residential	487,872	486,759	489,821	461,007
Agricultural and farmland	285,465	251,050	281,452	239,206
Municipal, consumer, and other	234,224	225,719	231,788	219,297
Total	$3,374,058	$3,238,774	$3,372,640	$3,126,173

Charge-offs (recoveries) to average loans *
Commercial and industrial	0.47%	(0.01)%	0.23%	(0.02)%
Commercial real estate - owner occupied	—	—	—	(0.01)
Commercial real estate - non-owner occupied	(0.01)	(0.07)	(0.06)	(0.06)
Construction and land development	—	(0.01)	—	—
Multi-family	0.18	—	0.09	—
One-to-four family residential	(0.01)	(0.03)	(0.03)	(0.03)
Agricultural and farmland	—	—	(0.01)	—
Municipal, consumer, and other	0.11	0.18	0.16	0.12
Total	0.08%	(0.01)%	0.03%	(0.01)%
_________________________________________________
*    Annualized measure.
The net charge-offs (recoveries) to average total loans ratio has remained low for several years. While we believe our continuous credit monitoring and collection efforts have resulted in lower levels of credit losses, we also recognize that substantial federal economic stimulus following the COVID-19 pandemic and the relatively stable economic conditions after the pandemic have also contributed to reduced credit losses.

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of June 30, 2024, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	June 30, 2024
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$40,177	1.44%	$—	—%	$40,177	1.44%
U.S. government agency	6,290	2.87	—	—	6,290	2.87
Municipal	3,100	2.97	5,095	2.91	8,195	2.93
Mortgage-backed:
Agency residential	76	2.26	—	—	76	2.26
Agency commercial	5,051	3.42	—	—	5,051	3.42
Total	$54,694	1.88%	$5,095	2.91%	$59,789	1.97%
Due after 1 year through 5 years
U.S. Treasury	$79,891	1.22%	$—	—%	$79,891	1.22%
U.S. government agency	37,372	2.53	32,218	2.20	69,590	2.38
Municipal	42,236	1.70	17,394	3.18	59,630	2.13
Mortgage-backed:
Agency residential	11,333	2.78	11,433	2.16	22,766	2.46
Agency commercial	67,266	1.79	44,556	2.63	111,822	2.13
Corporate	24,937	5.36	—	—	24,937	5.36
Total	$263,035	2.09%	$105,601	2.54%	$368,636	2.22%
Due after 5 years through 10 years
U.S. Treasury	$19,625	1.62%	$—	—%	$19,625	1.62%
U.S. government agency	13,646	3.19	53,153	2.63	66,799	2.74
Municipal	90,644	1.74	12,201	3.56	102,845	1.95
Mortgage-backed:
Agency residential	61,801	2.15	—	—	61,801	2.15
Agency commercial	27,019	1.58	211,322	1.86	238,341	1.83
Corporate	30,761	4.02	—	—	30,761	4.02
Total	$243,496	2.19%	$276,676	2.09%	$520,172	2.13%
Due after 10 years
U.S. government agency	$—	—%	$3,089	2.83%	$3,089	2.83%
Municipal	20,000	1.65	2,260	3.43	22,260	1.83
Mortgage-backed:
Agency residential	118,311	3.32	79,559	3.64	197,870	3.45
Agency commercial	37,031	2.29	40,269	1.88	77,300	2.08
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$177,342	2.93%	$125,177	3.05%	$302,519	2.98%
Total
U.S. Treasury	$139,693	1.34%	$—	—%	$139,693	1.34%
U.S. government agency	57,308	2.72	88,460	2.48	145,768	2.57
Municipal	155,980	1.74	36,950	3.28	192,930	2.04
Mortgage-backed:
Agency residential	191,521	2.91	90,992	3.46	282,513	3.09
Agency commercial	136,367	1.95	296,147	1.98	432,514	1.97
Corporate	57,698	4.62	—	—	57,698	4.62
Total	$738,567	2.31%	$512,549	2.42%	$1,251,116	2.36%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended June 30,						Percent Change in Average Balance
	2024			2023
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,043,614	24.0%	—%	$1,145,089	27.4%	—%	(8.9)%
Interest-bearing demand	1,123,592	25.8	0.51	1,224,285	29.3	0.22	(8.2)
Money market	788,744	18.1	2.38	674,200	16.1	0.90	17.0
Savings	592,312	13.6	0.27	687,014	16.4	0.11	(13.8)
Time	763,507	17.6	3.75	447,025	10.7	1.73	70.8
Brokered	38,213	0.9	5.51	1,451	0.1	3.44	2533.6
Total deposits	$4,349,982	100.0%	1.31%	$4,179,064	100.0%	0.41%	4.1%

	Six Months Ended June 30,						Percent Change in Average Balance
	2024			2023
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,040,007	24.0%	—%	$1,133,292	27.5%	—%	(8.2)%
Interest-bearing demand	1,125,638	25.9	0.49	1,227,447	29.8	0.19	(8.3)
Money market	800,714	18.4	2.38	654,514	15.9	0.75	22.3
Savings	601,768	13.9	0.28	698,375	17.0	0.11	(13.8)
Time	714,003	16.4	3.67	402,151	9.8	1.37	77.5
Brokered	60,181	1.4	5.48	729	—	3.44	8155.3
Total deposits	$4,342,311	100.0%	1.28%	$4,116,508	100.0%	0.33%	5.5%
_________________________________________________
*Annualized measure.
The increase in average deposits balances in 2024 compared to 2023 is primarily attributable to wealth management customer reciprocal deposits brought on balance sheet in December 2023, which increased average money market deposits by $132.7 million during the three months ended June 30, 2024 and by $137.5 million during the six months ended June 30, 2024. Additionally, the Town and Country merger added $720.4 million of deposits on February 1, 2023.
As of June 30, 2024, the Company had $30.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.

The following table sets forth time deposits by remaining maturity as of June 30, 2024:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time and brokered time deposits:
Amounts less than $100,000	$102,424	$124,797	$90,093	$34,746	$352,060
Amounts of $100,000 or more but less than $250,000	97,407	80,821	64,095	14,236	256,559
Amounts of $250,000 or more	49,738	50,918	112,298	4,488	217,442
Total time and brokered time deposits	$249,569	$256,536	$266,486	$53,470	$826,061
As of June 30, 2024 and December 31, 2023, the Bank’s uninsured deposits were estimated to be $917.8 million and $867.7 million, respectively.
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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of June 30, 2024 and December 31, 2023, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	June 30, 2024	December 31, 2023

Cash and cash equivalents	$195,240	$141,252
Fair value of unpledged securities	602,180	827,760
Total cash and unpledged securities	$797,420	$969,012

Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of June 30, 2024, our current borrowings and additional available borrowing capacity were as follows:

	June 30, 2024
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$13,734	$1,013,764
Federal Reserve	—	101,118
Federal funds lines of credit	—	80,000
Total	$13,734	$1,194,882
Further, the Bank could utilize brokered deposits as an additional source of liquidity, as needed.
As of June 30, 2024, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of June 30, 2024, the Bank had no material commitments for capital expenditures.
Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of June 30, 2024, the Holding Company had cash and cash equivalents of $16.4 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that such limitations will not impact the Holding Company’s ability to meet its ongoing short-term or intermediate-term cash obligations. During the three months ended June 30, 2024 and 2023, the Bank paid $10.0 million and $15.0 million in dividends to the Holding Company, respectively. During the six months ended June 30, 2024 and 2023, the Bank paid $18.0 million and $40.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended June 30, 2024 and 2023, holding company operating expenses consisted of interest expense of $1.4 million and $1.4 million, respectively, and other operating expenses of $1.0 million and $1.2 million, respectively. During the six months ended June 30, 2024 and 2023, holding company operating expenses consisted of interest expense of $2.8 million and $2.6 million, respectively, and other operating expenses of $2.1 million and $3.4 million, respectively.
Additionally, the Holding Company paid $6.0 million and $5.5 million of dividends to stockholders during the three months ended June 30, 2024 and 2023, respectively, and paid $12.1 million and $11.0 million of dividends to stockholders during the six months ended June 30, 2024 and 2023, respectively. The Holding Company also paid $38.0 million in cash consideration in the acquisition of Town and Country during the first quarter of 2023.
As of June 30, 2024, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of June 30, 2024, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of June 30, 2024, the Holding Company had no material commitments for capital expenditures.

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
As of June 30, 2024 and December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.
The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	June 30, 2024	December 31, 2023	For Capital Adequacy Purposes With Capital Conversation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	16.01%	15.33%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	13.98	13.42	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	12.66	12.12	7.00	N/A
Tier 1 Capital (to Average Assets)	10.83	10.49	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	15.63%	14.92%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	14.61	14.01	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.61	14.01	7.00	6.50
Tier 1 Capital (to Average Assets)	11.32	10.96	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of June 30, 2024, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
During 2023, the Company paid quarterly cash dividends of $0.17 per share. On January 23, 2024, the Company announced an increase of $0.02 and paid a $0.19 per share dividend during the first and second quarters of 2024.

Stock Repurchase Program
Under the Company’s stock repurchase program, the Company repurchased 53,522 shares of its common stock at a weighted average price of $18.74 during the three months ended June 30, 2024. The Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2025. As of June 30, 2024, the Company had $10.6 million remaining under the current stock repurchase authorization.
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
The allowance for credit losses on unfunded commitments is estimated in the same manner as the associated loans, adjusted for anticipated funding rate.

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

Net Interest Income (Tax-Equivalent Basis)	•Net interest income adjusted for the tax-favored status of tax-exempt loans and securities. (1)
•We believe the tax-equivalent basis is the preferred industry measurement of net interest income.
•Enhances comparability of net interest income arising from taxable and tax-exempt sources.
•We also sometimes refer to Net Interest Margin (Tax-Equivalent Basis), which is Net Interest Income (Tax-Equivalent Basis) divided by average interest-earning assets.

Efficiency Ratio (Tax-Equivalent Basis)	•Noninterest expense less amortization of intangible assets divided by the sum of net interest income (tax-equivalent basis) and noninterest income. (1)
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
•Facilitates comparison of our earnings with the earnings of other banking organization with varying amounts of goodwill or intangible assets.
•We also sometimes refer to ratios that include Tangible Common Equity, such as:
-Tangible Book Value Per Share, which is Tangible Common Equity divided by shares of common stock outstanding.
-Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	•Total deposits, excluding: -Time deposits of $250,000 or more, and -Brokered deposits	•Provides investors with information regarding the stability of the Company’s sources of funds. •We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Net income	$18,070	$18,473	$33,328	$27,681
Adjustments:
Acquisition expenses (1)	—	(627)	—	(13,691)
Gains (losses) on closed branch premises	—	75	(635)	75
Realized gains (losses) on sales of securities	—	—	(3,382)	(1,007)
Mortgage servicing rights fair value adjustment	(97)	141	(17)	(483)
Total adjustments	(97)	(411)	(4,034)	(15,106)
Tax effect of adjustments (2)	28	112	1,150	4,156
Total adjustments after tax effect	(69)	(299)	(2,884)	(10,950)
Adjusted net income	$18,139	$18,772	$36,212	$38,631

Average assets	$5,027,847	$4,976,035	$5,015,655	$4,871,245

Return on average assets *	1.45%	1.49%	1.34%	1.15%
Adjusted return on average assets *	1.45	1.51	1.45	1.60
_________________________________________________
*    Annualized measure.
(1)Includes recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million in connection with the Town and Country merger during the first quarter of 2023 in accordance with ASC 326 which was adopted on January 1, 2023.
(2)Assumes a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Numerator:
Net income	$18,070	$18,473	$33,328	$27,681
Earnings allocated to participating securities (1)	—	(11)	—	(16)
Numerator for earnings per share - basic and diluted	$18,070	$18,462	$33,328	$27,665

Adjusted net income	$18,139	$18,772	$36,212	$38,631
Earnings allocated to participating securities (1)	—	(10)	—	(23)
Numerator for adjusted earnings per share - basic and diluted	$18,139	$18,762	$36,212	$38,608

Denominator:
Weighted average common shares outstanding	31,579,457	31,980,133	31,621,205	31,481,439
Dilutive effect of outstanding restricted stock units	87,354	99,850	113,794	84,981
Weighted average common shares outstanding, including all dilutive potential shares	31,666,811	32,079,983	31,734,999	31,566,420

Earnings per share - Basic	$0.57	$0.58	$1.05	$0.88
Earnings per share - Diluted	$0.57	$0.58	$1.05	$0.88

Adjusted earnings per share - Basic	$0.57	$0.59	$1.15	$1.23
Adjusted earnings per share - Diluted	$0.57	$0.58	$1.14	$1.22
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

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Net interest income (tax-equivalent basis)
Net interest income	$47,028	$48,872	$93,716	$95,709
Tax-equivalent adjustment (1)	553	715	1,128	1,417
Net interest income (tax-equivalent basis) (1)	$47,581	$49,587	$94,844	$97,126

Net interest margin (tax-equivalent basis)
Net interest margin *	3.95%	4.16%	3.95%	4.18%
Tax-equivalent adjustment * (1)	0.05	0.06	0.04	0.06
Net interest margin (tax-equivalent basis) * (1)	4.00%	4.22%	3.99%	4.24%

Average interest-earning assets	$4,785,558	$4,715,897	$4,775,505	$4,620,341
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Efficiency ratio (tax-equivalent basis)
Total noninterest expense	$30,509	$33,973	$61,777	$69,906
Less: amortization of intangible assets	710	720	1,420	1,230
Noninterest expense excluding amortization of intangible assets	$29,799	$33,253	$60,357	$68,676

Net interest income	$47,028	$48,872	$93,716	$95,709
Total noninterest income	9,610	9,914	15,236	17,351
Operating revenue	56,638	58,786	108,952	113,060
Tax-equivalent adjustment (1)	553	715	1,128	1,417
Operating revenue (tax-equivalent basis) (1)	$57,191	$59,501	$110,080	$114,477

Efficiency ratio	52.61%	56.57%	55.40%	60.74%
Efficiency ratio (tax-equivalent basis) (1)	52.10	55.89	54.83	59.99
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	June 30, 2024	December 31, 2023

Tangible Common Equity
Total stockholders' equity	$509,469	$489,496
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	19,262	20,682
Tangible common equity	$430,387	$408,994

Tangible Assets
Total assets	$5,006,199	$5,073,170
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	19,262	20,682
Tangible assets	$4,927,117	$4,992,668

Total stockholders' equity to total assets	10.18%	9.65%
Tangible common equity to tangible assets	8.74	8.19

Shares of common stock outstanding	31,559,366	31,695,828

Book value per share	$16.14	$15.44
Tangible book value per share	13.64	12.90
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Average Tangible Common Equity
Total stockholders' equity	$501,837	$454,505	$497,906	$438,448
Less: Goodwill	59,820	59,876	59,820	54,643
Less: Intangible assets, net	19,605	22,520	19,970	19,097
Average tangible common equity	$422,412	$372,109	$418,116	$364,708

Net income	$18,070	$18,473	$33,328	$27,681
Adjusted net income	18,139	18,772	36,212	38,631

Return on average stockholders' equity *	14.48%	16.30%	13.46%	12.73%
Return on average tangible common equity *	17.21	19.91	16.03	15.31

Adjusted return on average stockholders' equity *	14.54%	16.57%	14.63%	17.77%
Adjusted return on average tangible common equity *	17.27	20.23	17.42	21.36
_________________________________________________
*    Annualized measure.

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	June 30, 2024	December 31, 2023

Core Deposits
Total deposits	$4,318,693	$4,401,437
Less: time deposits of $250,000 or more	217,442	130,183
Less: brokered deposits	29,992	144,880
Core deposits	$4,071,259	$4,126,374

Core deposits to total deposits	94.27%	93.75%

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
The base and shock scenarios in the rate shock analysis assume a static balance sheet, static interest rates, no changes to product mix shift, and cash flow reinvestment at current market interest rates. We also make assumptions for our deposit betas and asset prepayments, based on historical experience.
Deposit Betas
Deposit pricing changes are primarily driven by changes in the Federal Funds rate, with the relationship between deposit rates and Federal Funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated Federal Funds rate range since the fourth quarter of 2021, the start of the current rising rate cycle. As of June 30, 2024, our cumulative deposit beta was 23.6%, an increase from 18.7% as of December 31, 2023. This increase primarily reflects the lag between changes in the Federal Funds rate and the repricing of our deposits as well as a mix shift toward higher rate products.
Asset Prepayments
We include prepayment assumptions for both our loan and securities portfolios, based on historical experience. Generally, mortgage portfolio prepayments increase in lower rate environments, while commercial and consumer portfolios have historically remained more consistent throughout rate cycles.

The following table sets forth the estimated impact on our EVE and net interest income of immediate and parallel changes in interest rates at the specified levels.

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
June 30, 2024
+400	20.2%	6.7%	12.2%
+300	16.8	4.8	9.2
+200	12.2	3.0	6.1
+100	6.6	1.0	2.7
-100	(8.8)	(4.6)	(6.0)
-200	(17.3)	(8.3)	(11.6)
-300	(14.3)	(10.9)	(16.8)
-400	(4.4)	(12.5)	(20.4)

December 31, 2023
+400	10.7%	7.5%	13.0%
+300	9.7	5.8	10.3
+200	7.1	3.4	6.4
+100	4.2	1.4	3.1
-100	(6.3)	(4.4)	(6.1)
-200	(13.2)	(7.1)	(11.2)
-300	(4.5)	(9.5)	(16.0)
-400	5.4	(10.2)	(17.3)
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2024	36,154	$18.65	36,154	$10,932
May 1 - 31, 2024	2,113	18.86	2,113	10,892
June 1 - 30, 2024	15,255	18.92	15,255	10,603
Total	53,522	$18.74	53,522	$10,603
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

HBT FINANCIAL, INC.

August 1, 2024	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)