Form 10-Q
period 2024-09-30
HBT Financial, Inc.
filed 2024-10-30
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2024, there were 31,559,366 shares outstanding of the registrant’s common stock, $0.01 par value.

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
•the economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or other threats thereof (including the conflict in the Middle East and the Russian invasion of Ukraine), or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
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
•changes in interest rates and prepayment rates of the Company’s assets;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$26,776	$26,256
Interest-bearing deposits with banks	152,895	114,996
Cash and cash equivalents	179,671	141,252

Interest-bearing time deposits with banks	—	509
Debt securities available-for-sale, at fair value	710,303	759,461
Debt securities held-to-maturity (fair value of $463,259 at 2024 and $466,496 at 2023)	505,075	521,439
Equity securities with readily determinable fair value	3,364	3,360
Equity securities with no readily determinable fair value	2,638	2,505
Restricted stock, at cost	5,086	7,160
Loans held for sale	2,959	2,318

Loans, before allowance for credit losses	3,369,830	3,404,417
Allowance for credit losses	(40,966)	(40,048)
Loans, net of allowance for credit losses	3,328,864	3,364,369

Bank owned life insurance	24,405	23,905
Bank premises and equipment, net	65,919	65,150
Bank premises held for sale	317	—
Foreclosed assets	376	852
Goodwill	59,820	59,820
Intangible assets, net	18,552	20,682
Mortgage servicing rights, at fair value	17,496	19,001
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	24,160	24,534
Other assets	40,109	55,239
Total assets	$4,990,728	$5,073,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,008,359	$1,072,407
Interest-bearing	3,272,341	3,329,030
Total deposits	4,280,700	4,401,437

Securities sold under agreements to repurchase	29,029	42,442
Federal Home Loan Bank advances	13,435	12,623
Subordinated notes	39,533	39,474
Junior subordinated debentures issued to capital trusts	52,834	52,789
Other liabilities	37,535	34,909
Total liabilities	4,453,066	4,583,674

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,827,039 at 2024 and 32,730,698 at 2023; shares outstanding of 31,559,366 at 2024 and 31,695,828 at 2023	328	327
Surplus	296,810	295,877
Retained earnings	302,532	269,051
Accumulated other comprehensive income (loss)	(38,989)	(57,163)
Treasury stock at cost, 1,267,673 shares at 2024 and 1,034,870 at 2023	(23,019)	(18,596)
Total stockholders’ equity	537,662	489,496
Total liabilities and stockholders’ equity	$4,990,728	$5,073,170
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$53,650	$49,640	$157,753	$138,948
Federally tax exempt	1,133	1,072	3,324	3,064
Debt securities:
Taxable	6,453	6,402	18,972	19,460
Federally tax exempt	502	978	1,620	3,337
Interest-bearing deposits in bank	2,230	714	6,752	2,234
Other interest and dividend income	149	235	481	545
Total interest and dividend income	64,117	59,041	188,902	167,588

INTEREST EXPENSE
Deposits	14,649	7,211	42,375	13,908
Securities sold under agreements to repurchase	134	35	415	107
Borrowings	119	2,108	365	5,594
Subordinated notes	470	470	1,409	1,409
Junior subordinated debentures issued to capital trusts	1,012	938	2,889	2,582
Total interest expense	16,384	10,762	47,453	23,600
Net interest income	47,733	48,279	141,449	143,988
PROVISION FOR CREDIT LOSSES	603	480	2,306	6,460
Net interest income after provision for credit losses	47,130	47,799	139,143	137,528

NONINTEREST INCOME
Card income	2,753	2,763	8,254	8,326
Wealth management fees	2,670	2,381	7,840	6,998
Service charges on deposit accounts	2,081	2,040	5,852	5,830
Mortgage servicing	1,113	1,169	3,279	3,522
Mortgage servicing rights fair value adjustment	(1,488)	23	(1,505)	(460)
Gains on sale of mortgage loans	461	476	1,202	1,125
Realized gains (losses) on sales of securities	—	(813)	(3,382)	(1,820)
Unrealized gains (losses) on equity securities	136	(46)	24	(61)
Gains (losses) on foreclosed assets	(44)	550	15	443
Gains (losses) on other assets	(2)	52	(637)	161
Income on bank owned life insurance	170	153	500	415
Other noninterest income	855	742	2,499	2,362
Total noninterest income	8,705	9,490	23,941	26,841

NONINTEREST EXPENSE
Salaries	16,325	15,644	49,346	51,715
Employee benefits	2,997	2,616	8,662	7,658
Occupancy of bank premises	2,695	2,573	7,520	7,460
Furniture and equipment	446	667	1,544	2,135
Data processing	2,640	2,581	8,171	9,787
Marketing and customer relations	1,380	1,679	3,372	3,874
Amortization of intangible assets	710	720	2,130	1,950
FDIC insurance	572	512	1,697	1,705
Loan collection and servicing	476	345	1,403	971
Foreclosed assets	19	76	78	234
Other noninterest expense	3,062	3,258	9,176	13,088
Total noninterest expense	31,322	30,671	93,099	100,577
INCOME BEFORE INCOME TAX EXPENSE	24,513	26,618	69,985	63,792
INCOME TAX EXPENSE	6,333	6,903	18,477	16,396
NET INCOME	$18,180	$19,715	$51,508	$47,396

EARNINGS PER SHARE - BASIC	$0.58	$0.62	$1.63	$1.50
EARNINGS PER SHARE - DILUTED	$0.57	$0.62	$1.62	$1.49
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,559,366	31,829,250	31,600,442	31,598,650
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

NET INCOME	$18,180	$19,715	$51,508	$47,396

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	21,334	(11,326)	20,603	(12,521)
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	—	13	3,382	1,820
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	506	518	1,495	1,483
Unrealized gains (losses) on derivative instruments	(24)	58	54	219
Reclassification adjustment for net settlements on derivative instruments	(55)	(131)	(305)	(334)
Total other comprehensive income (loss), before tax	21,761	(10,868)	25,229	(9,333)
Income tax expense (benefit)	6,094	(3,098)	7,055	(2,660)
Total other comprehensive income (loss)	15,667	(7,770)	18,174	(6,673)
TOTAL COMPREHENSIVE INCOME	$33,847	$11,945	$69,682	$40,723
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, June 30, 2024	31,559,366	$328	$296,430	$290,386	$(54,656)	$(23,019)	$509,469
Net income	—	—	—	18,180	—	—	18,180
Other comprehensive income	—	—	—	—	15,667	—	15,667
Stock-based compensation	—	—	380	—	—	—	380
Cash dividends and dividend equivalents ($0.19 per share)	—	—	—	(6,034)	—	—	(6,034)
Balance, September 30, 2024	31,559,366	$328	$296,810	$302,532	$(38,989)	$(23,019)	$537,662

Balance, June 30, 2023	31,865,868	$327	$294,875	$241,777	$(70,662)	$(15,465)	$450,852
Net income	—	—	—	19,715	—	—	19,715
Other comprehensive loss	—	—	—	—	(7,770)	—	(7,770)
Stock-based compensation	—	—	608	—	—	—	608
Repurchase of common stock	(91,728)	—	—	—	—	(1,712)	(1,712)
Cash dividends and dividend equivalents ($0.17 per share)	—	—	—	(5,442)	—	—	(5,442)
Balance, September 30, 2023	31,774,140	$327	$295,483	$256,050	$(78,432)	$(17,177)	$456,251
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2023	31,695,828	$327	$295,877	$269,051	$(57,163)	$(18,596)	$489,496
Cumulative effect of change in accounting principle (ASU 2023-02)	—	—	—	116	—	—	116
Net income	—	—	—	51,508	—	—	51,508
Other comprehensive income	—	—	—	—	18,174	—	18,174
Stock-based compensation	—	—	1,265	—	—	—	1,265
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	96,341	1	(332)	—	—	—	(331)
Repurchase of common stock	(232,803)	—	—	—	—	(4,423)	(4,423)
Cash dividends and dividend equivalents ($0.57 per share)	—	—	—	(18,143)	—	—	(18,143)
Balance, September 30, 2024	31,559,366	$328	$296,810	$302,532	$(38,989)	$(23,019)	$537,662

Balance, December 31, 2022	28,752,626	$293	$222,783	$232,004	$(71,759)	$(9,689)	$373,632
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(6,922)	—	—	(6,922)
Net income	—	—	—	47,396	—	—	47,396
Other comprehensive loss	—	—	—	—	(6,673)	—	(6,673)
Stock-based compensation	—	—	1,559	—	—	—	1,559
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	43,607	—	(181)	—	—	—	(181)
Issuance of common stock in Town and Country acquisition	3,378,600	34	71,322	—	—	—	71,356
Repurchase of common stock	(400,693)	—	—	—	—	(7,488)	(7,488)
Cash dividends and dividend equivalents ($0.51 per share)	—	—	—	(16,428)	—	—	(16,428)
Balance, September 30, 2023	31,774,140	$327	$295,483	$256,050	$(78,432)	$(17,177)	$456,251
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,508	$47,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,207	2,362
Provision for credit losses	2,306	6,460
Net amortization of debt securities	2,886	4,391
Deferred income tax expense	361	2,492
Stock-based compensation	1,265	1,559
Net accretion of discount and deferred loan fees on loans	(5,497)	(5,312)
Net realized loss on sales of securities	3,382	1,820
Net unrealized loss (gain) on equity securities	(24)	61
Net loss (gain) on disposals of bank premises and equipment	57	(84)
Net gain on sales of bank premises held for sale	—	(75)
Impairment losses on bank premises held for sale	580	—
Net gain on sales of foreclosed assets	(105)	(632)
Write-down of foreclosed assets	90	189
Amortization of intangibles	2,130	1,950
Decrease in mortgage servicing rights	1,505	460
Amortization of discount and issuance costs on subordinated notes and debentures	104	104
Amortization of discount on Federal Home Loan Bank advances	305	275
Amortization of premium on time deposits	(86)	(330)
Mortgage loans originated for sale	(46,706)	(53,187)
Proceeds from sale of mortgage loans	47,267	52,976
Net gain on sale of mortgage loans	(1,202)	(1,125)
Increase in cash surrender value of bank owned life insurance	(500)	(408)
Decrease (increase) in accrued interest receivable	374	(828)
Decrease in other assets	5,003	12,530
Increase (decrease) in other liabilities	4,879	(20,198)
Net cash provided by operating activities	72,089	52,846

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	520	249
Purchase of interest-bearing time deposits with banks	(11)	(500)
Proceeds from sales of debt securities	66,812	185,280
Proceeds from sales and redemptions of equity securities	58	—
Proceeds from paydowns, maturities, and calls of debt securities	85,208	74,616
Purchase of debt securities	(67,286)	(2,640)
Purchase of equity securities	(171)	(370)
Purchase of loans	(4,448)	(49,859)
Net decrease (increase) in loans	42,815	(32,506)
Purchase of restricted stock	—	(20,143)
Proceeds from redemption of restricted stock	2,074	19,765
Purchases of bank premises and equipment	(3,930)	(1,951)
Proceeds from sales of bank premises and equipment	—	222
Proceeds from sales of bank premises held for sale	—	310
Proceeds from sales of foreclosed assets	1,143	3,274
Net cash paid for acquisition of Town and Country	—	(14,454)
Net cash provided by investing activities	122,784	161,293
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(120,651)	(109,043)
Net decrease in repurchase agreements	(13,413)	(14,181)
Net decrease in short-term Federal Home Loan Bank advances	—	(69,064)
Proceeds from long-term Federal Home Loan Bank advances	907	—
Repayment of long-term Federal Home Loan Bank advances	(400)	—
Taxes paid related to the vesting of restricted stock units	(331)	(181)
Repurchase of common stock	(4,423)	(7,488)
Cash dividends and dividend equivalents paid	(18,143)	(16,428)
Net cash used in financing activities	(156,454)	(216,385)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,419	(2,246)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	141,252	114,159
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$179,671	$111,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$47,745	$21,788
Net cash paid for income taxes	$17,326	$15,867

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$652	$1,049
Transfers of bank premises and equipment to bank premises held for sale	$317	$35
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
The Company qualifies as an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act permits emerging growth companies an extended transition period for complying with new or revised accounting standards affecting public companies. The Company may remain an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024, (2) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues, (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or (4) the date on which the Company has, during the previous three year period, issued, publicly or privately, more than $1.0 billion in non-convertible debt securities. The Company has elected to use the extended transition period until the Company is no longer an emerging growth company or until the Company chooses to affirmatively and irrevocably opt out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies. The Company expects to exit its status as an emerging growth company as of December 31, 2024.
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
Low Income Housing Tax Credits
The Company holds an ownership interest in a limited liability company, as a limited member, that invests in affordable housing projects. This investment is designed to generate a return primarily through the realization of federal tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. The Company accounts for its low income housing investments using the proportional amortization method.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investment in the qualified affordable housing project meets the definition of a variable interest entity ("VIE") as the entity is structured such that the limited partner investors lack substantive voting rights. The managing member has both the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. Accordingly, the Company is not the primary beneficiary and is not required to consolidate this entity. The Company's maximum exposure to loss is limited to the carrying amount of the investment, which was $7.3 million as of September 30, 2024.
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
The acquisition of Town and Country further enhanced HBT Financial’s footprint in central Illinois, and expanded our footprint into metro-east St. Louis. Acquisition-related expenses recognized during the nine months ended September 30, 2023 are summarized below. There were no Town and Country acquisition-related expenses recognized subsequent to the second quarter of 2023.

(dollars in thousands)	Nine Months Ended September 30, 2023

PROVISION FOR CREDIT LOSSES	$5,924
NONINTEREST EXPENSE
Salaries	3,584
Furniture and equipment	39
Data processing	2,031
Marketing and customer relations	24
Loan collection and servicing	125
Legal fees and other noninterest expense	1,964
Total noninterest expense	7,767
Total Town and Country acquisition-related expenses	$13,691

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
The following table provides the pro forma information for the results of operations for the three and nine months ended September 30, 2023 as if the acquisition of Town and Country had occurred on January 1, 2022. The pro forma results combine the historical results of Town and Country into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
(dollars in thousands, except per share data)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total revenues (net interest income and noninterest income)	$57,459	$174,015
Net income	19,497	47,697
Earnings per share - basic	0.61	1.49
Earnings per share - diluted	0.61	1.49

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	September 30, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$139,692	$—	$(7,320)	$—	$132,372
U.S. government agency	59,167	101	(1,969)	—	57,299
Municipal	154,042	15	(16,185)	—	137,872
Mortgage-backed:
Agency residential	212,551	1,007	(10,309)	—	203,249
Agency commercial	131,313	8	(10,229)	—	121,092
Corporate	61,716	96	(3,393)	—	58,419
Total available-for-sale	$758,481	$1,227	$(49,405)	$—	$710,303

	September 30, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,465	$—	$(6,031)	$82,434	$—
Municipal	36,319	353	(138)	36,534	—
Mortgage-backed:
Agency residential	88,232	21	(3,595)	84,658	—
Agency commercial	292,059	26	(32,452)	259,633	—
Total held-to-maturity	$505,075	$400	$(42,216)	$463,259	$—

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
As of September 30, 2024 and December 31, 2023, the Bank had debt securities with a carrying value of $549.3 million and $419.4 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The amortized cost and fair value of debt securities by contractual maturity, as of September 30, 2024, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$50,398	$49,930	$4,891	$4,873
Due after 1 year through 5 years	184,468	174,898	49,208	47,631
Due after 5 years through 10 years	157,851	142,184	68,427	64,225
Due after 10 years	21,900	18,950	2,258	2,239

Mortgage-backed:
Agency residential	212,551	203,249	88,232	84,658
Agency commercial	131,313	121,092	292,059	259,633
Total	$758,481	$710,303	$505,075	$463,259
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of September 30, 2024 and December 31, 2023, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	September 30, 2024
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(7,320)	$132,372	$(7,320)	$132,372
U.S. government agency	(5)	2,995	(1,964)	49,468	(1,969)	52,463
Municipal	—	—	(16,185)	135,209	(16,185)	135,209
Mortgage-backed:
Agency residential	(116)	19,691	(10,193)	137,916	(10,309)	157,607
Agency commercial	(5)	2,595	(10,224)	116,421	(10,229)	119,016
Corporate	—	—	(3,393)	44,464	(3,393)	44,464
Total available-for-sale	$(126)	$25,281	$(49,279)	$615,850	$(49,405)	$641,131

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
As of September 30, 2024, there were 627 debt securities in an unrealized loss position for a period of twelve months or more, and 13 debt securities in an unrealized loss position for a period of less than twelve months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Municipal securities include approximately 73% general obligation bonds as of September 30, 2024, which have a very low historical default rate due to issuers generally having taxing authority to service the debt. The remainder of the municipal securities are also of high credit quality with ratings of Aa3/AA- or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
Corporate securities include investment grade corporate and bank subordinated debt securities. The Company evaluates credit risk through monitoring credit ratings, reviews of available issuer financial data, and sector trends. During 2024, the changes in fair value in corporate securities were considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. There was no allowance for credit losses recorded on corporate debt securities as of September 30, 2024 and December 31, 2023.
During the first half of 2023, a provision for credit losses of $0.8 million was recognized, related to one bank subordinated debt security reflecting heightened potential credit risk following the failures of other banks in 2023. This heightened potential credit risk was later reduced after a merger announcement by the issuer of the bank subordinated debt security and a negative provision for credit losses of $0.8 million was recorded during the third quarter of 2023.
As of September 30, 2024, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $5.0 million and $6.0 million as of September 30, 2024 and December 31, 2023, respectively.
Sales of debt securities were as follows during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Proceeds from sales	$—	$39,436	$66,812	$185,280
Gross realized gains	—	—	—	—
Gross realized losses	—	(813)	(3,382)	(1,820)

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	September 30, 2024
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,973
Cumulative net unrealized gains (losses)	240	(335)
Carrying value	$3,364	$2,638

	December 31, 2023
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,143	$2,840
Cumulative net unrealized gains (losses)	217	(335)
Carrying value	$3,360	$2,505
As of September 30, 2024 and December 31, 2023, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Readily determinable fair value	$136	$(46)	$24	$77
No readily determinable fair value	—	—	—	(138)
Unrealized gains (losses) on equity securities	$136	$(46)	$24	$(61)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023

Commercial and industrial	$395,598	$427,800
Commercial real estate - owner occupied	288,838	295,842
Commercial real estate - non-owner occupied	889,188	880,681
Construction and land development	359,151	363,983
Multi-family	432,712	417,923
One-to-four family residential	472,040	491,508
Agricultural and farmland	297,102	287,294
Municipal, consumer, and other	235,201	239,386
Loans, before allowance for credit losses	3,369,830	3,404,417
Allowance for credit losses	(40,966)	(40,048)
Loans, net of allowance for credit losses	$3,328,864	$3,364,369
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
At September 30, 2024, the economic forecast used by management anticipates an economic slowdown, but not a recession, over the next 4 quarters considered in the forecast period, with the unemployment rate increasing and GDP growth slowing and then increasing modestly. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses:

	Three Months Ended September 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$4,761	$2,191	$9,816	$6,155	$3,712	$4,785	$1,059	$8,327	$40,806
Provision for credit losses	980	36	(598)	423	78	26	226	(425)	746
Charge-offs	(734)	(6)	—	—	—	(125)	—	(236)	(1,101)
Recoveries	27	10	329	—	—	44	2	103	515
Ending balance	$5,034	$2,231	$9,547	$6,578	$3,790	$4,730	$1,287	$7,769	$40,966

	Three Months Ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$3,735	$2,362	$7,538	$5,834	$2,603	$4,077	$2,607	$9,058	$37,814
Provision for credit losses	515	(108)	248	1,004	(348)	(21)	(337)	30	983
Charge-offs	(15)	(2)	(171)	—	—	(8)	—	(216)	(412)
Recoveries	14	2	15	44	280	40	2	81	478
Ending balance	$4,249	$2,254	$7,630	$6,882	$2,535	$4,088	$2,272	$8,953	$38,863

	Nine Months Ended September 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048
Provision for credit losses	1,219	(49)	1,247	578	141	(470)	302	(985)	1,983
Charge-offs	(1,242)	(6)	—	—	(188)	(200)	—	(562)	(2,198)
Recoveries	77	14	586	2	—	196	10	248	1,133
Ending balance	$5,034	$2,231	$9,547	$6,578	$3,790	$4,730	$1,287	$7,769	$40,966

	Nine Months Ended September 30, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333
Adoption of ASC 326	(822)	587	501	1,969	85	797	1,567	2,299	6,983
PCD allowance established in acquisition	69	127	239	240	68	492	5	7	1,247
Provision for credit losses	1,693	336	87	398	630	939	(100)	1,021	5,004
Charge-offs	(15)	(5)	(171)	—	—	(34)	—	(508)	(733)
Recoveries	45	16	253	52	280	135	4	244	1,029
Ending balance	$4,249	$2,254	$7,630	$6,882	$2,535	$4,088	$2,272	$8,953	$38,863

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three months ended September 30, 2024 and 2023.

	Gross Charge-Offs for the Three Months Ended September 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$734	$—	$—	$—	$—	$—	$—	$734
Commercial real estate - owner occupied	6	—	—	—	—	—	—	—	6
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	1	—	—	124	—	—	125
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	154	3	5	—	—	—	74	—	236
Total	$160	$737	$6	$—	$—	$124	$74	$—	$1,101

	Gross Charge-Offs for the Three Months Ended September 30, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior

Commercial and industrial	$—	$—	$—	$—	$—	$—	$15	$—	$15
Commercial real estate - owner occupied	—	2	—	—	—	—	—	—	2
Commercial real estate - non-owner occupied	—	—	—	—	—	—	171	—	171
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	—	8	—	—	8
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	141	9	—	—	—	—	66	—	216
Total	$141	$11	$—	$—	$—	$8	$252	$—	$412

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the nine months ended September 30, 2024 and 2023.

	Gross Charge-Offs for the Nine Months Ended September 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$1,063	$75	$—	$—	$11	$93	$—	$1,242
Commercial real estate - owner occupied	6	—	—	—	—	—	—	—	6
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	188	—	—	—	—	188
One-to-four family residential	—	—	8	13	4	131	44	—	200
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	282	59	11	—	—	—	210	—	562
Total	$288	$1,122	$94	$201	$4	$142	$347	$—	$2,198

	Gross Charge-Offs for the Nine Months Ended September 30, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior

Commercial and industrial	$—	$—	$—	$—	$—	$—	$15	$—	$15
Commercial real estate - owner occupied	—	5	—	—	—	—	—	—	5
Commercial real estate - non-owner occupied	—	—	—	—	—	—	171	—	171
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	1	33	—	—	34
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	276	83	—	9	—	—	140	—	508
Total	$276	$88	$—	$9	$1	$33	$326	$—	$733

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	September 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$394,583	$288,838	$874,417	$358,935	$432,712	$466,918	$297,102	$224,858	$3,338,363
Individually evaluated for impairment	1,015	—	14,771	216	—	5,122	—	10,343	31,467
Total	$395,598	$288,838	$889,188	$359,151	$432,712	$472,040	$297,102	$235,201	$3,369,830

Allowance for credit losses:
Collectively evaluated for impairment	$4,840	$2,231	$9,004	$6,578	$3,790	$4,654	$1,287	$5,359	$37,743
Individually evaluated for impairment	194	—	543	—	—	76	—	2,410	3,223
Total	$5,034	$2,231	$9,547	$6,578	$3,790	$4,730	$1,287	$7,769	$40,966

	December 31, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,528	$295,672	$865,394	$363,767	$417,608	$486,049	$287,150	$224,345	$3,367,513
Individually evaluated for impairment	272	170	15,287	216	315	5,459	144	15,041	36,904
Total	$427,800	$295,842	$880,681	$363,983	$417,923	$491,508	$287,294	$239,386	$3,404,417

Allowance for credit losses:
Collectively evaluated for impairment	$4,960	$2,272	$6,693	$5,998	$3,837	$4,957	$975	$6,137	$35,829
Individually evaluated for impairment	20	—	1,021	—	—	247	—	2,931	4,219
Total	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	September 30, 2024
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$973	$42	$1,015	$194
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	14,771	—	—	14,771	543
Construction and land development	216	—	—	216	—
Multi-family	—	—	—	—	—
One-to-four family residential	5,122	—	—	5,122	76
Agricultural and farmland	—	—	—	—	—
Municipal, consumer, and other	10,329	—	14	10,343	2,410
Total	$30,438	$973	$56	$31,467	$3,223

	December 31, 2023
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$37	$235	$272	$20
Commercial real estate - owner occupied	170	—	—	170	—
Commercial real estate - non-owner occupied	15,287	—	—	15,287	1,021
Construction and land development	216	—	—	216	—
Multi-family	315	—	—	315	—
One-to-four family residential	5,459	—	—	5,459	247
Agricultural and farmland	144	—	—	144	—
Municipal, consumer, and other	14,978	39	24	15,041	2,931
Total	$36,569	$76	$259	$36,904	$4,219
Accrued interest on loans is excluded from the estimate of credit losses and totaled $18.9 million and $18.4 million as of September 30, 2024 and December 31, 2023, respectively.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on current payment and accrual status:

	September 30, 2024
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$393,371	$1,212	$—	$1,015	$395,598
Commercial real estate - owner occupied	288,838	—	—	—	288,838
Commercial real estate - non-owner occupied	887,355	—	—	1,833	889,188
Construction and land development	358,935	—	—	216	359,151
Multi-family	432,712	—	—	—	432,712
One-to-four family residential	466,096	822	—	5,122	472,040
Agricultural and farmland	296,952	150	—	—	297,102
Municipal, consumer, and other	234,942	240	5	14	235,201
Total	$3,359,201	$2,424	$5	$8,200	$3,369,830

	December 31, 2023
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$427,300	$228	$—	$272	$427,800
Commercial real estate - owner occupied	295,672	—	—	170	295,842
Commercial real estate - non-owner occupied	878,591	255	—	1,835	880,681
Construction and land development	363,735	32	—	216	363,983
Multi-family	417,597	11	—	315	417,923
One-to-four family residential	484,969	1,735	—	4,804	491,508
Agricultural and farmland	286,820	330	—	144	287,294
Municipal, consumer, and other	239,033	252	37	64	239,386
Total	$3,393,717	$2,843	$37	$7,820	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	September 30, 2024
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$522	$493	$1,015
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	—	1,833	1,833
Construction and land development	216	—	216
Multi-family	—	—	—
One-to-four family residential	350	4,772	5,122
Agricultural and farmland	—	—	—
Municipal, consumer, and other	—	14	14
Total	$1,088	$7,112	$8,200

	December 31, 2023
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$120	$152	$272
Commercial real estate - owner occupied	—	170	170
Commercial real estate - non-owner occupied	188	1,647	1,835
Construction and land development	216	—	216
Multi-family	—	315	315
One-to-four family residential	14	4,790	4,804
Agricultural and farmland	—	144	144
Municipal, consumer, and other	—	64	64
Total	$538	$7,282	$7,820

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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as Doubtful as of September 30, 2024 and December 31, 2023.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	September 30, 2024
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$381,336	$7,522	$1,198	$5,542	$395,598
Commercial real estate - owner occupied	266,404	13,291	2,112	7,031	288,838
Commercial real estate - non-owner occupied	814,729	36,567	—	37,892	889,188
Construction and land development	335,413	22,993	—	745	359,151
Multi-family	413,055	3,875	15,782	—	432,712
One-to-four family residential	455,867	6,684	720	8,769	472,040
Agricultural and farmland	271,779	17,968	3,634	3,721	297,102
Municipal, consumer, and other	218,851	843	4,186	11,321	235,201
Total	$3,157,434	$109,743	$27,632	$75,021	$3,369,830

	December 31, 2023
(dollars in thousands)	Pass	Pass-Watch	Substandard	Total

Commercial and industrial	$419,494	$7,128	$1,178	$427,800
Commercial real estate - owner occupied	275,649	14,072	6,121	295,842
Commercial real estate - non-owner occupied	822,012	33,283	25,386	880,681
Construction and land development	351,087	12,604	292	363,983
Multi-family	397,951	19,656	316	417,923
One-to-four family residential	472,355	6,671	12,482	491,508
Agricultural and farmland	280,867	3,071	3,356	287,294
Municipal, consumer, and other	222,474	1,721	15,191	239,386
Total	$3,241,889	$98,206	$64,322	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of September 30, 2024:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial and industrial
Pass	$33,752	$51,453	$51,936	$13,003	$19,879	$37,876	$170,093	$3,344	$381,336
Pass-Watch	680	1,470	257	1,189	85	2,459	1,183	199	7,522
Special Mention	—	289	301	182	—	—	426	—	1,198
Substandard	37	1,994	1,083	772	—	—	812	844	5,542
Total	$34,469	$55,206	$53,577	$15,146	$19,964	$40,335	$172,514	$4,387	$395,598

Commercial real estate - owner occupied
Pass	$29,821	$25,311	$60,189	$45,088	$41,576	$47,197	$17,040	$182	$266,404
Pass-Watch	4,197	476	2,231	4,473	547	1,367	—	—	13,291
Special Mention	1,926	—	—	—	—	—	186	—	2,112
Substandard	—	1,004	561	3,580	1,348	538	—	—	7,031
Total	$35,944	$26,791	$62,981	$53,141	$43,471	$49,102	$17,226	$182	$288,838

Commercial real estate - non-owner occupied
Pass	$58,586	$115,444	$250,564	$225,220	$89,131	$66,324	$8,227	$1,233	$814,729
Pass-Watch	3,677	430	6,681	6,831	839	4,920	13,189	—	36,567
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	4,844	13,431	6,638	—	—	12,979	—	—	37,892
Total	$67,107	$129,305	$263,883	$232,051	$89,970	$84,223	$21,416	$1,233	$889,188

Construction and land development
Pass	$140,878	$88,022	$72,878	$21,229	$840	$1,374	$9,931	$261	$335,413
Pass-Watch	—	638	8,748	12,097	—	18	695	797	22,993
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	475	—	216	—	—	54	—	—	745
Total	$141,353	$88,660	$81,842	$33,326	$840	$1,446	$10,626	$1,058	$359,151

Multi-family
Pass	$27,106	$85,056	$100,132	$102,243	$51,365	$42,226	$4,087	$840	$413,055
Pass-Watch	2,799	—	570	—	—	500	—	6	3,875
Special Mention	6,978	—	—	—	8,804	—	—	—	15,782
Substandard	—	—	—	—	—	—	—	—	—
Total	$36,883	$85,056	$100,702	$102,243	$60,169	$42,726	$4,087	$846	$432,712

One-to-four family residential
Pass	$33,280	$89,297	$85,760	$73,658	$59,745	$48,968	$59,643	$5,516	$455,867
Pass-Watch	1,245	1,363	625	441	520	2,160	187	143	6,684
Special Mention	—	—	—	598	122	—	—	—	720
Substandard	203	620	962	628	386	5,429	16	525	8,769
Total	$34,728	$91,280	$87,347	$75,325	$60,773	$56,557	$59,846	$6,184	$472,040

Agricultural and farmland
Pass	$35,985	$37,170	$32,799	$29,367	$28,589	$9,421	$97,650	$798	$271,779
Pass-Watch	275	2,683	1,424	1,454	511	844	10,689	88	17,968
Special Mention	137	609	600	—	1,100	—	938	250	3,634
Substandard	331	—	47	10	3,183	—	—	150	3,721
Total	$36,728	$40,462	$34,870	$30,831	$33,383	$10,265	$109,277	$1,286	$297,102

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Municipal, Consumer, and other
Pass	$67,066	$37,483	$14,694	$23,992	$13,178	$39,562	$22,876	$—	$218,851
Pass-Watch	—	41	25	13	—	764	—	—	843
Special Mention	—	—	—	—	—	4,163	23	—	4,186
Substandard	50	23	38	—	—	11,207	3	—	11,321
Total	$67,116	$37,547	$14,757	$24,005	$13,178	$55,696	$22,902	$—	$235,201

Total by Risk Rating
Pass	$426,474	$529,236	$668,952	$533,800	$304,303	$292,948	$389,547	$12,174	$3,157,434
Pass-Watch	12,873	7,101	20,561	26,498	2,502	13,032	25,943	1,233	109,743
Special Mention	9,041	898	901	780	10,026	4,163	1,573	250	27,632
Substandard	5,940	17,072	9,545	4,990	4,917	30,207	831	1,519	75,021
Total	$454,328	$554,307	$699,959	$566,068	$321,748	$340,350	$417,894	$15,176	$3,369,830

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Modifications
There were no loan modifications to borrowers in financial distress during the three and nine months ended September 30, 2024 and 2023. There were no modified loans to borrowers in financial distress outstanding as of September 30, 2024 and December 31, 2023.
Pledged Loans
As of September 30, 2024 and December 31, 2023, the Company pledged loans totaling $1.88 billion and $1.20 billion, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.58 billion and $1.66 billion as of September 30, 2024 and December 31, 2023, respectively. Activity in mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Beginning balance	$18,984	$20,133	$19,001	$10,147
Acquired	—	—	—	10,469
Capitalized servicing rights	198	227	538	526
Fair value adjustments attributable to payments and principal reductions	(598)	(631)	(1,569)	(1,621)
Fair value adjustments attributable to changes in valuation inputs and assumptions	(1,088)	427	(474)	635
Ending balance	$17,496	$20,156	$17,496	$20,156
NOTE 6 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Beginning balance	$320	$3,080	$852	$3,030
Acquired	—	—	—	271
Transfers from loans	278	879	652	1,049
Proceeds from sales	(178)	(2,990)	(1,143)	(3,274)
Net gain on sales	10	564	105	632
Direct write-downs	(54)	(14)	(90)	(189)
Ending balance	$376	$1,519	$376	$1,519

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains (losses) on foreclosed assets included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Direct write-downs	$(54)	$(14)	$(90)	$(189)
Net gain on sales	10	564	105	632
Gains (losses) on foreclosed assets	$(44)	$550	$15	$443
As of September 30, 2024, there were $0.2 million foreclosed one-to-four family residential real estate properties held. As of December 31, 2023, the carrying value of foreclosed one-to-four family residential real estate properties was $0.1 million.
As of September 30, 2024, there were 24 one-to-four family residential real estate loans in the process of foreclosure totaling $1.9 million. As of December 31, 2023, there were 16 one-to-four family residential real estate loans in the process of foreclosure totaling $1.2 million.
NOTE 7 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	September 30, 2024	December 31, 2023

Noninterest-bearing deposits	$1,008,359	$1,072,407
Interest-bearing deposits:
Interest-bearing demand	1,076,445	1,145,092
Money market	795,150	803,381
Savings	566,783	608,424
Time	803,964	627,253
Brokered	29,999	144,880
Total interest-bearing deposits	3,272,341	3,329,030
Total deposits	$4,280,700	$4,401,437
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $214.2 million and $236.8 million as of September 30, 2024 and December 31, 2023, respectively. The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $214.1 million and $130.2 million as of September 30, 2024 and December 31, 2023, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $472.7 million and $342.8 million as of September 30, 2024 and December 31, 2023, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of interest expense on deposits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Interest-bearing demand	$1,408	$761	$4,148	$1,902
Money market	4,726	2,026	14,193	4,467
Savings	396	249	1,232	616
Time	7,702	3,275	20,744	6,011
Brokered	417	900	2,058	912
Total interest expense on deposits	$14,649	$7,211	$42,375	$13,908

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
The interest rate swap agreements designated as cash flow hedges were as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$7,000	$71	$17,000	$322
As of September 30, 2024, the interest rate swap agreement designated as a cash flow hedge matures in April 2025. As of September 30, 2024 and December 31, 2023, counterparties had cash pledged and held on deposit by the Company of $0.4 million and $0.6 million, respectively.
The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)		Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$55	$131	$305	$334

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	80,621	3,651	94,497	6,227
Total fair value recorded in other assets	$80,621	$3,651	$94,497	$6,227

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$80,621	$(3,651)	$94,497	$(6,227)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$80,621	$(3,651)	$94,497	$(6,227)
As of September 30, 2024, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2035.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Not designated as hedging instruments:
Gross gains	$5,554	$2,510	$8,375	$6,950
Gross losses	(5,554)	(2,510)	(8,375)	(6,950)
Net gains (losses)	$—	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended September 30, 2024
Balance, June 30, 2024	$(46,658)	$(7,841)	$(157)	$(54,656)
Other comprehensive income (loss) before reclassifications	21,334	—	(24)	21,310
Reclassifications	—	506	(55)	451
Other comprehensive income (loss), before tax	21,334	506	(79)	21,761
Income tax expense (benefit)	5,974	142	(22)	6,094
Other comprehensive income (loss), after tax	15,360	364	(57)	15,667
Balance, September 30, 2024	$(31,298)	$(7,477)	$(214)	$(38,989)

Three Months Ended September 30, 2023
Balance, June 30, 2023	$(61,560)	$(9,256)	$154	$(70,662)
Other comprehensive income (loss) before reclassifications	(11,326)	—	58	(11,268)
Reclassifications	13	518	(131)	400
Other comprehensive income (loss), before tax	(11,313)	518	(73)	(10,868)
Income tax expense (benefit)	(3,224)	147	(21)	(3,098)
Other comprehensive income (loss), after tax	(8,089)	371	(52)	(7,770)
Balance, September 30, 2023	$(69,649)	$(8,885)	$102	$(78,432)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(48,579)	$(8,549)	$(35)	$(57,163)
Other comprehensive income before reclassifications	20,603	—	54	20,657
Reclassifications	3,382	1,495	(305)	4,572
Other comprehensive income (loss), before tax	23,985	1,495	(251)	25,229
Income tax expense (benefit)	6,704	423	(72)	7,055
Other comprehensive income (loss), after tax	17,281	1,072	(179)	18,174
Balance, September 30, 2024	$(31,298)	$(7,477)	$(214)	$(38,989)

Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(61,998)	$(9,946)	$185	$(71,759)
Other comprehensive income (loss) before reclassifications	(12,521)	—	219	(12,302)
Reclassifications	1,820	1,483	(334)	2,969
Other comprehensive income (loss), before tax	(10,701)	1,483	(115)	(9,333)
Income tax expense (benefit)	(3,050)	422	(32)	(2,660)
Other comprehensive income (loss), after tax	(7,651)	1,061	(83)	(6,673)
Balance, September 30, 2023	$(69,649)	$(8,885)	$102	$(78,432)
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Numerator:
Net income	$18,180	$19,715	$51,508	$47,396
Earnings allocated to participating securities	—	(10)	—	(26)
Numerator for earnings per share - basic and diluted	$18,180	$19,705	$51,508	$47,370

Denominator:
Weighted average common shares outstanding	31,559,366	31,829,250	31,600,442	31,598,650
Dilutive effect of outstanding restricted stock units	118,180	137,187	115,266	102,574
Weighted average common shares outstanding, including all dilutive potential shares	31,677,546	31,966,437	31,715,708	31,701,224

Earnings per share - Basic	$0.58	$0.62	$1.63	$1.50
Earnings per share - Diluted	$0.57	$0.62	$1.62	$1.49

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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Restricted stock units	$263	$313	$798	$907
Performance restricted stock units	117	295	467	652
Total awards classified as equity	380	608	1,265	1,559
Stock appreciation rights	64	3	5	(43)
Total stock-based compensation expense	$444	$611	$1,270	$1,516

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
During the nine months ended September 30, 2024 and 2023, the total grant date fair value of the restricted stock units granted was $1.0 million and $1.0 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2024 and 2023 was $1.4 million and $1.1 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended September 30,
	2024		2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	108,865	$19.71	129,422	$19.58
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(131)	19.06	(520)	21.23
Ending balance	108,734	$19.71	128,902	$19.57

	Nine Months Ended September 30,
	2024		2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	128,159	$19.56	139,986	$18.01
Granted	51,246	19.06	41,847	22.72
Vested	(70,540)	18.96	(51,693)	17.91
Forfeited	(131)	19.06	(1,238)	18.53
Ending balance	108,734	$19.71	128,902	$19.57
As of September 30, 2024, unrecognized compensation cost related to the non-vested restricted stock units was $1.1 million. This cost is expected to be recognized over the weighted average remaining service period of 1.6 years.

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
During the nine months ended September 30, 2024 and 2023, the total fair value of the performance restricted stock units granted was $0.4 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the nine months ended September 30, 2024 was $0.8 million.
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

	Nine Months Ended September 30,
	2024		2023
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	79,097	$18.25	62,067	$17.02
Granted	19,933	19.06	17,030	22.72
Adjustment for performance condition	14,349	15.53	—	—
Vested	(43,046)	15.53	—	—
Forfeited	—	—	—	—
Ending balance	70,333	$19.59	79,097	$18.25
As of September 30, 2024, unrecognized compensation cost related to non-vested performance restricted stock units was $0.4 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.3 years.

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

	Nine Months Ended September 30,
	2024		2023
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	73,440	$16.32	73,440	$16.32
As of September 30, 2024, all stock appreciation rights were exercisable and had a weighted average remaining term of 4.6 years. There was no unrecognized compensation cost for stock appreciation rights as of September 30, 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2024 and December 31, 2023, the liability recorded for outstanding stock appreciation rights was $0.6 million and $0.6 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price and a selected peer group of industry-related companies.

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.58%	3.85%
Expected volatility	37.23%	37.37%
Expected life (in years)	4.9	5.7
Expected dividend yield	3.47%	3.22%
As of December 31, 2023, the liability recorded for previously exercised stock appreciation rights was $0.2 million which was paid in 2024.
NOTE 12 – REGULATORY CAPITAL
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2024 and December 31, 2023, the Company and the Bank each met all capital adequacy requirements to which they were subject. The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	September 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$637,198	16.54%	$308,213	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	557,890	14.48	231,160	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	506,670	13.15	173,370	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	557,890	11.16	199,919	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$621,289	16.13%	$308,063	8.00%	$385,079	10.00%
Tier 1 Capital (to Risk Weighted Assets)	581,514	15.10	231,048	6.00	308,063	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	581,514	15.10	173,286	4.50	250,302	6.50
Tier 1 Capital (to Average Assets)	581,514	11.64	199,790	4.00	249,738	5.00

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

	September 30, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$132,372	$—	$132,372
U.S. government agency	—	57,299	—	57,299
Municipal	—	137,872	—	137,872
Mortgage-backed:
Agency residential	—	203,249	—	203,249
Agency commercial	—	121,092	—	121,092
Corporate	—	58,419	—	58,419
Equity securities with readily determinable fair values	3,364	—	—	3,364
Mortgage servicing rights	—	—	17,496	17,496
Derivative financial assets	—	3,722	—	3,722
Derivative financial liabilities	—	3,651	—	3,651

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$148,622	$—	$—	$148,622
U.S. government agency	—	52,097	—	52,097
Municipal	—	205,557	—	205,557
Mortgage-backed:
Agency residential	—	173,984	—	173,984
Agency commercial	—	127,012	—	127,012
Corporate	—	52,189	—	52,189
Equity securities with readily determinable fair values	3,360	—	—	3,360
Mortgage servicing rights	—	—	19,001	19,001
Derivative financial assets	—	6,549	—	6,549
Derivative financial liabilities	—	6,227	—	6,227

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

September 30, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$17,496	Discounted cash flows	Constant pre-payment rates (CPR)	1.9% to 94.3% (9.1%)
			Discount rate	9.0% to 15.3% (9.5%)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$19,001	Discounted cash flows	Constant pre-payment rates (CPR)	6.2% to 49.4% (8.4%)
			Discount rate	9.0% to 37.3% (9.6%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

	September 30, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$2,959	$—	$2,959
Collateral-dependent loans	—	—	28,244	28,244
Bank premises held for sale	—	—	317	317
Foreclosed assets	—	—	376	376

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$2,318	$—	$2,318
Collateral-dependent loans	—	—	32,685	32,685
Foreclosed assets	—	—	852	852
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

September 30, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$28,244	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	317	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	376	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$32,685	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	852	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s other financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	September 30, 2024		December 31, 2023
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$179,671	$179,671	$141,252	$141,252
Debt securities held-to-maturity	Level 2	505,075	463,259	521,439	466,496
Restricted stock	Level 3	5,086	5,086	7,160	7,160
Loans, net	Level 3	3,328,864	3,352,088	3,364,369	3,349,540
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	24,160	24,160	24,534	24,534

Financial liabilities:
Time deposits	Level 3	803,964	799,328	627,253	619,682
Brokered time deposits	Level 3	29,999	30,003	144,880	144,944
Securities sold under agreements to repurchase	Level 2	29,029	29,029	42,442	42,442
FHLB advances	Level 3	13,435	13,414	12,623	12,621
Subordinated notes	Level 3	39,533	37,931	39,474	36,993
Junior subordinated debentures	Level 3	52,834	47,686	52,789	48,529
Accrued interest payable	Level 2	6,677	6,677	6,969	6,969
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	September 30, 2024	December 31, 2023

Commitments to extend credit	$873,649	$869,013
Standby letters of credit	23,560	23,732
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $4.1 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively.

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
Definitive settlement agreements reflecting the terms of the agreement in principle were approved by the Court on December 15, 2023 in the DeBaere, et al case and on February 16, 2024 in the Miller, et al case. The Bank made the one-time cash payments totaling $3.4 million during the fourth quarter of 2023. The settlements do not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the Class Action and Receiver’s Action. The Bank agreed to the settlements to avoid the cost, risks and distraction of continued litigation. The Company believes the settlements are in the best interests of the Company and its shareholders.
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
A definitive settlement agreement reflecting the terms of the agreement in principle was approved by the Court on July 9, 2024. The Bank made the one-time cash payment of $0.3 million during the third quarter of 2024. The settlement does not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the case. The Bank has agreed to the settlement to avoid the cost, risks, and distraction of continued litigation. The Company believes the settlement is in the best interests of the Company and its shareholders.
An initial accrual of $0.2 million was recorded during the fourth quarter of 2023, reflecting management's best estimate at that time, and an additional $0.1 million accrual was recorded during the first quarter of 2024. As of December 31, 2023, the Company had $0.2 million accrued related to this matter.
Heartland Bank and Trust Company v. Meadows Mennonite Retirement Community Association, Inc.
This lawsuit arises out of a suit filed in the Circuit Court of Woodford County, Illinois, (the "Trial Court") by the Bank for breach of a note and commercial security agreement. The defendant, Meadows Mennonite Retirement Community Association, Inc. ("Meadows"), a beneficiary of a trust for which Bank was trustee, filed a counterclaim for rescission of the note seeking compensatory and punitive damages, including attorneys’ fees. In September 2024, the Appellate Court of Illinois Fourth District (the "Appellate Court") entered an order directing that summary judgment should be entered in favor of Meadows and against the Bank, rescinding the note and commercial security agreement. The Appellate Court remanded the case to the Trial Court which will now determine Meadows' compensatory and punitive damages, including reasonable attorneys’ fees.
The Bank intends to vigorously defend the lawsuit. However, the Company believes an unfavorable outcome is reasonably possible at this time, as that term is used in assessing loss contingencies. The Company is unable to predict when the matter will be resolved or potential costs or damages to be incurred.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.
The following is management’s discussion and analysis of the financial condition as of September 30, 2024 (unaudited), as compared with December 31, 2023, and the results of operations for the three and nine months ended September 30, 2024 and 2023 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024. Results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of results to be attained for the year ended December 31, 2024, or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. As of September 30, 2024, the Company had total assets of $5.0 billion, loans held for investment of $3.4 billion, and total deposits of $4.3 billion.
Market Area
As of September 30, 2024, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,665,342	$2,956,607	$1,693,794	$3,094,305
Chicago MSA	1,368,243	1,213,096	1,406,348	1,197,865
Illinois	3,033,585	4,169,703	3,100,142	4,292,170
Iowa	336,245	110,997	304,275	109,267
Total	$3,369,830	$4,280,700	$3,404,417	$4,401,437
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

There were no acquisition-related expenses during 2024 or during the third and fourth quarter of 2023. Acquisition-related expenses totaled $13.7 million during the nine months ended September 30, 2023, including the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Below are selected factors that could affect the Company’s operating results. For a fuller discussion of the factors that could have a material impact on the operations and future prospects of the Company, see the "Risk Factors" section included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024.
Economic Conditions
The Company's business and financial performance are affected by economic conditions generally in the U.S. and more directly in the Illinois and Iowa markets where we primarily operate. The significant economic factors relevant to our business and our financial performance include the general economic conditions in the U.S. and in the Company's markets (including the effect of inflationary pressures), unemployment rates, real estate markets, and interest rates.
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
FACTORS AFFECTING COMPARABILITY OF FINANCIAL RESULTS
JOBS Act Accounting Election
We qualify as an “emerging growth company” under the JOBS Act. The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. The Company may remain an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024, (2) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues, (3) the date on which the Company is deemed to be a “large accelerated filer” under the Exchange Act, or (4) the date on which the Company has, during the previous three year period, issued, publicly or privately, more than $1.0 billion in non-convertible debt securities. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies. The Company expects to exit its status as an emerging growth company as of December 31, 2024.

RESULTS OF OPERATIONS
Overview of Recent Financial Results
The following table presents selected financial results and measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Total interest and dividend income	$64,117	$59,041	$188,902	$167,588
Total interest expense	16,384	10,762	47,453	23,600
Net interest income	47,733	48,279	141,449	143,988
Provision for credit losses	603	480	2,306	6,460
Net interest income after provision for credit losses	47,130	47,799	139,143	137,528
Total noninterest income	8,705	9,490	23,941	26,841
Total noninterest expense	31,322	30,671	93,099	100,577
Income before income tax expense	24,513	26,618	69,985	63,792
Income tax expense	6,333	6,903	18,477	16,396
Net income	$18,180	$19,715	$51,508	$47,396

Adjusted net income (1)	$19,244	$20,279	$55,456	$58,910

Net interest income (tax-equivalent basis) (1) (2)	$48,285	$48,954	$143,129	$146,080

Share and Per Share Information
Earnings per share - Diluted	$0.57	$0.62	$1.62	$1.49
Adjusted earnings per share - Diluted (1)	0.61	0.63	1.75	1.86

Weighted average shares of common stock outstanding	31,559,366	31,829,250	31,600,442	31,598,650

Summary Ratios
Net interest margin *	3.98%	4.07%	3.96%	4.14%
Net interest margin (tax-equivalent basis) * (1) (2)	4.03	4.13	4.01	4.20
Yield on loans *	6.45	6.10	6.38	5.96
Yield on interest-earning assets *	5.35	4.97	5.29	4.82
Cost of interest-bearing liabilities *	1.90	1.27	1.84	0.96
Cost of total deposits *	1.35	0.69	1.31	0.45
Cost of funds *	1.47	0.96	1.42	0.72

Efficiency ratio	54.24%	51.85%	55.00%	57.73%
Efficiency ratio (tax-equivalent basis) (1) (2)	53.71	51.25	54.45	57.04

Return on average assets *	1.44%	1.58%	1.37%	1.29%
Return on average stockholders' equity *	13.81	17.02	13.58	14.22
Return on average tangible common equity * (1)	16.25	20.70	16.11	17.17

Adjusted return on average assets * (1)	1.53%	1.62%	1.48%	1.61%
Adjusted return on average stockholders' equity * (1)	14.62	17.51	14.62	17.68
Adjusted return on average tangible common equity * (1)	17.20	21.29	17.34	21.34
_________________________________________________
*    Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
For the three months ended September 30, 2024, net income was $18.2 million, decreasing by $1.5 million, or 7.8%, when compared to net income for the three months ended September 30, 2023. Notable changes include the following:
•A $1.5 million negative mortgage servicing rights fair value adjustment included in the third quarter of 2024 results;
•Net losses of $0.8 million realized on the sale of debt securities included in the third quarter of 2023 results not present in the third quarter of 2024 results;
•A $0.7 million increase in salaries expense, primarily driven by annual merit increases;
•A $0.5 million decrease in net interest income, primarily attributable to higher funding costs which were partially offset by higher asset yields and an increase in interest-earning assets; and
•A $0.6 million decrease in income tax expense, primarily reflecting lower pre-tax income resulting from the above items.
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024, net income was $51.5 million, increasing by $4.1 million, or 8.7%, when compared to net income for the nine months ended September 30, 2023. Notable changes include the following:
•There were no Town and Country acquisition-related expenses during the nine months ended September 30, 2024, compared to $13.7 million of acquisition-related expenses incurred during the nine months ended September 30, 2023;
•Net losses of $3.4 million were realized on the sale of debt securities during the nine months ended September 30, 2024, compared to net losses of $1.8 million realized during the nine months ended September 30, 2023;
•A $2.5 million decrease in net interest income, primarily attributable to higher funding costs which were partially offset by higher asset yields and an increase in interest-earning assets;
•A $1.5 million negative mortgage servicing rights fair value adjustment included in the 2024 results, compared to a $0.5 million negative mortgage servicing rights fair value adjustment included in the 2023 results; and
•A $2.1 million increase in income tax expense, primarily reflecting higher pre-tax income resulting from the above items as well as an additional $0.5 million for a deferred tax expense write-down, primarily as a result of an Illinois tax change. This increased our effective tax rate to 26.4% during the nine months ended September 30, 2024, compared to 25.7% during the nine months ended September 30, 2023. We expect this write-down to be earned back over several years through reduced tax expense.
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

	Three Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,379,299	$54,783	6.45%	$3,296,703	$50,712	6.10%
Debt securities	1,191,642	6,955	2.32	1,317,603	7,380	2.22
Deposits with banks	185,870	2,230	4.77	77,595	714	3.65
Other	12,660	149	4.68	16,430	235	5.68
Total interest-earning assets	4,769,471	$64,117	5.35%	4,708,331	$59,041	4.97%
Allowance for credit losses	(40,780)			(38,317)
Noninterest-earning assets	278,030			294,818
Total assets	$5,006,721			$4,964,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,085,609	$1,408	0.52%	$1,160,654	$761	0.26%
Money market	800,651	4,726	2.35	682,772	2,026	1.18
Savings	573,077	396	0.27	639,384	249	0.15
Time	804,379	7,702	3.81	519,683	3,275	2.50
Brokered	29,996	417	5.54	66,776	900	5.34
Total interest-bearing deposits	3,293,712	14,649	1.77	3,069,269	7,211	0.93
Securities sold under agreements to repurchase	29,426	134	1.80	33,807	35	0.41
Borrowings	13,691	119	3.47	157,908	2,108	5.30
Subordinated notes	39,524	470	4.73	39,444	470	4.72
Junior subordinated debentures issued to capital trusts	52,827	1,012	7.63	52,767	938	7.05
Total interest-bearing liabilities	3,429,180	$16,384	1.90%	3,353,195	$10,762	1.27%
Noninterest-bearing deposits	1,013,893			1,105,472
Noninterest-bearing liabilities	39,903			46,564
Total liabilities	4,482,976			4,505,231
Stockholders' Equity	523,745			459,601
Total liabilities and stockholders’ equity	$5,006,721			$4,964,832

Net interest income/Net interest margin (1)		$47,733	3.98%		$48,279	4.07%
Tax-equivalent adjustment (2)		552	0.05		675	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$48,285	4.03%		$48,954	4.13%
Net interest rate spread (4)			3.45%			3.70%
Net interest-earning assets (5)	$1,340,291			$1,355,136
Ratio of interest-earning assets to interest-bearing liabilities	1.39			1.40
Cost of total deposits			1.35%			0.69%
Cost of funds			1.47			0.96
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Nine Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,374,875	$161,077	6.38%	$3,183,641	$142,012	5.96%
Debt securities	1,197,772	20,592	2.30	1,366,298	22,797	2.23
Deposits with banks	188,087	6,752	4.80	84,720	2,234	3.53
Other	12,744	481	5.04	15,334	545	4.75
Total interest-earning assets	4,773,478	$188,902	5.29%	4,649,993	$167,588	4.82%
Allowance for credit losses	(40,611)			(37,053)
Noninterest-earning assets	279,789			289,843
Total assets	$5,012,656			$4,902,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,112,198	$4,148	0.50%	$1,204,937	$1,902	0.21%
Money market	800,693	14,193	2.37	664,036	4,467	0.90
Savings	592,134	1,232	0.28	678,495	616	0.12
Time	744,349	20,744	3.72	441,760	6,011	1.82
Brokered	50,046	2,058	5.49	22,987	912	5.30
Total interest-bearing deposits	3,299,420	42,375	1.72	3,012,215	13,908	0.62
Securities sold under agreements to repurchase	30,769	415	1.80	35,844	107	0.40
Borrowings	13,387	365	3.64	148,443	5,594	5.04
Subordinated notes	39,504	1,409	4.76	39,424	1,409	4.78
Junior subordinated debentures issued to capital trusts	52,812	2,889	7.31	51,054	2,582	6.76
Total interest-bearing liabilities	3,435,892	$47,453	1.84%	3,286,980	$23,600	0.96%
Noninterest-bearing deposits	1,031,239			1,123,917
Noninterest-bearing liabilities	38,943			46,310
Total liabilities	4,506,074			4,457,207
Stockholders' Equity	506,582			445,576
Total liabilities and stockholders’ equity	$5,012,656			$4,902,783

Net interest income/Net interest margin (1)		$141,449	3.96%		$143,988	4.14%
Tax-equivalent adjustment (2)		1,680	0.05		2,092	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$143,129	4.01%		$146,080	4.20%
Net interest rate spread (4)			3.45%			3.86%
Net interest-earning assets (5)	$1,337,586			$1,363,013
Ratio of interest-earning assets to interest-bearing liabilities	1.39			1.41
Cost of total deposits			1.31%			0.45%
Cost of funds			1.42			0.72
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$52,160	6.14%	$48,232	5.80%	$153,668	6.08%	$135,105	5.67%
Loan fees (excluding PPP loans)	1,050	0.12	1,176	0.14	3,201	0.13	3,466	0.15
PPP loan fees	1	—	—	—	1	—	1	—
Accretion of acquired loan discounts	1,232	0.15	1,143	0.14	3,409	0.14	2,964	0.12
Nonaccrual interest recoveries	340	0.04	161	0.02	798	0.03	476	0.02
Total loan interest income	$54,783	6.45%	$50,712	6.10%	$161,077	6.38%	$142,012	5.96%
_________________________________________________
*    Annualized measure.

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$52,160	4.35%	$48,232	4.06%	$153,668	4.30%	$135,105	3.89%
Loan fees (excluding PPP loans)	1,050	0.09	1,176	0.10	3,201	0.09	3,466	0.10
PPP loan fees	1	—	—	—	1	—	1	—
Accretion of acquired loan discounts	1,232	0.10	1,143	0.10	3,409	0.10	2,964	0.09
Nonaccrual interest recoveries	340	0.03	161	0.01	798	0.02	476	0.01
Debt securities	6,955	0.58	7,380	0.62	20,592	0.58	22,797	0.66
Interest-bearing deposits in bank	2,230	0.19	714	0.06	6,752	0.19	2,234	0.06
Other	149	0.01	235	0.02	481	0.01	545	0.01
Total interest income	64,117	5.35	59,041	4.97	188,902	5.29	167,588	4.82

Interest expense:
Deposits	14,649	1.22	7,211	0.60	42,375	1.19	13,908	0.40
Other interest-bearing liabilities	1,735	0.15	3,551	0.30	5,078	0.14	9,692	0.28
Total interest expense	16,384	1.37	10,762	0.90	47,453	1.33	23,600	0.68
Net interest income	47,733	3.98	48,279	4.07	141,449	3.96	143,988	4.14
Tax-equivalent adjustment (1)	552	0.05	675	0.06	1,680	0.05	2,092	0.06
Net interest income (tax-equivalent) (1) (2)	$48,285	4.03%	$48,954	4.13%	$143,129	4.01%	$146,080	4.20%
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

	Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023			Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$1,292	$2,779	$4,071	$8,806	$10,259	$19,065
Debt securities	(726)	301	(425)	(2,879)	674	(2,205)
Deposits with banks	1,246	270	1,516	3,486	1,032	4,518
Other	(48)	(38)	(86)	(96)	32	(64)
Total interest-earning assets	1,764	3,312	5,076	9,317	11,997	21,314

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	(52)	699	647	(157)	2,403	2,246
Money market	401	2,299	2,700	1,087	8,639	9,726
Savings	(28)	175	147	(87)	703	616
Time	2,272	2,155	4,427	5,823	8,910	14,733
Brokered	(513)	30	(483)	1,111	35	1,146
Total interest-bearing deposits	2,080	5,358	7,438	7,777	20,690	28,467
Securities sold under agreements to repurchase	(5)	104	99	(17)	325	308
Borrowings	(1,443)	(546)	(1,989)	(4,012)	(1,217)	(5,229)
Subordinated notes	1	(1)	—	3	(3)	—
Junior subordinated debentures issued to capital trusts	1	73	74	91	216	307
Total interest-bearing liabilities	634	4,988	5,622	3,842	20,011	23,853
Change in net interest income	$1,130	$(1,676)	$(546)	$5,475	$(8,014)	$(2,539)
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Net interest income for the three months ended September 30, 2024 was $47.7 million, decreasing $0.5 million, or 1.1%, when compared to the three months ended September 30, 2023. The decrease is primarily attributable to an increase in funding costs which were mostly offset by higher yields on interest-earning assets and an increase in interest-earning assets.
Net interest margin decreased to 3.98% for the three months ended September 30, 2024, compared to 4.07% for the three months ended September 30, 2023. The decrease was primarily attributable to increases in funding costs outpacing increases in interest-earning asset yields. The contribution of acquired loan discount accretion to net interest margin was flat for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, remaining at 10 basis points.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Net interest income for the nine months ended September 30, 2024 was $141.4 million, decreasing $2.5 million, or 1.8%, when compared to the nine months ended September 30, 2023. The decrease is primarily attributable to an increase in funding costs which were partially offset by higher yields on interest-earning assets and higher interest-earning asset balances following the Town and Country merger.
Net interest margin decreased to 3.96% for the nine months ended September 30, 2024, compared to 4.14% for the nine months ended September 30, 2023. The decrease was primarily attributable to increases in funding costs outpacing increases in interest-earning asset yields. Additionally, the contribution of acquired loan discount accretion to net interest margin increased to 10 basis points during the nine months ended September 30, 2024, compared to 9 basis points during the nine months ended September 30, 2023.
The quarterly net interest margins were as follows:

	2024	2023
Three months ended:
March 31	3.94%	4.20%
June 30	3.95	4.16
September 30	3.98	4.07
December 31	—	3.93
Our net interest margin decreased modestly beginning in the second quarter of 2023 as increased competition for deposits drove an increase in our funding costs. This continued during the remainder of 2023 with increases in funding costs outpacing increases in interest-earning asset yields. Our deposit balances and funding costs began to stabilize during the first quarter of 2024.
In September 2024, the Federal Open Markets Committee ("FOMC") lowered the target range for the federal funds rate by 50 basis points to a range of 4.75% to 5.00%. This decrease, and potential future decreases, may put downward pressure on our net interest margin, as the negative impact on floating rate loans may not be fully offset by the positive impacts of maturing fixed rate loans and securities repricing at higher rates or potential decreases in deposit costs. Generally, we expect increases in market interest rates will increase our net interest income and net interest margin in future periods, while decreases in market interest rates may decrease our net interest income and net interest margin in future periods; however, this depends upon the timing and extent of interest rate fluctuations and may not always be the case.

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

PROVISION FOR CREDIT LOSSES
Loans	$746	$983	$1,983	$5,004
Unfunded lending-related commitments	(143)	297	323	1,456
Debt securities	—	(800)	—	—
Total provision for credit losses	$603	$480	$2,306	$6,460
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
The Company recorded a provision for credit losses of $0.6 million during the three months ended September 30, 2024, compared to a $0.5 million provision during the three months ended September 30, 2023. The third quarter of 2024 provision for credit losses primarily reflects a $1.2 million increase in required reserves resulting from changes in economic forecasts; a $0.2 million increase in required reserves resulting from qualitative factor changes; a $0.6 million decrease in required reserves driven by decreased loan balances and changes within the loan portfolio; and a $0.2 million decrease in specific reserves.
Additionally, the 2023 results included the reversal of an allowance for credit losses of $0.8 million on debt securities available-for-sale related to one bank subordinated debt security after a merger announcement by the issuer.
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
The Company recorded a provision for credit losses of $2.3 million for the nine months ended September 30, 2024. The 2024 provision for credit losses primarily reflects a $3.9 million increase in required reserves resulting from changes in qualitative factors; a $0.1 million increase in required reserves resulting from changes in economic forecasts; a $1.0 million decrease in specific reserves on individually evaluated loans; and a $0.7 million decrease in required reserves driven by changes within the loan portfolio.
The 2023 results included the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses which were related to the Town and Country acquisition.
Additionally, the 2023 results included the establishment of an allowance for credit losses of $0.8 million on debt securities available-for-sale during the first half of 2023, related to one bank subordinated debt security, which was later reversed during the third quarter of 2023 after a merger announcement by the issuer of the bank subordinated debt security.
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

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Card income	$2,753	$2,763	$(10)	(0.4)%	$8,254	$8,326	$(72)	(0.9)%
Wealth management fees	2,670	2,381	289	12.1	7,840	6,998	842	12.0
Service charges on deposit accounts	2,081	2,040	41	2.0	5,852	5,830	22	0.4
Mortgage servicing	1,113	1,169	(56)	(4.8)	3,279	3,522	(243)	(6.9)
Mortgage servicing rights fair value adjustment	(1,488)	23	(1,511)	NM	(1,505)	(460)	(1,045)	NM
Gains on sale of mortgage loans	461	476	(15)	(3.2)	1,202	1,125	77	6.8
Realized gains (losses) on sales of securities	—	(813)	813	NM	(3,382)	(1,820)	(1,562)	NM
Unrealized gains (losses) on equity securities	136	(46)	182	NM	24	(61)	85	NM
Gains (losses) on foreclosed assets	(44)	550	(594)	NM	15	443	(428)	(96.6)
Gains (losses) on other assets	(2)	52	(54)	NM	(637)	161	(798)	NM
Income on bank owned life insurance	170	153	17	11.1	500	415	85	20.5
Other noninterest income	855	742	113	15.2	2,499	2,362	137	5.8
Total	$8,705	$9,490	$(785)	(8.3)%	$23,941	$26,841	$(2,900)	(10.8)%
_________________________________________________
NM    Not meaningful.
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Total noninterest income for the three months ended September 30, 2024, was $8.7 million, a decrease of $0.8 million, or 8.3%, from the three months ended September 30, 2023. Notable changes in noninterest income include the following:
•A $1.5 million negative mortgage servicing rights fair value adjustment included the third quarter of 2024 results, primarily due to changes in the prepayment and future interest rate assumptions utilized in the valuations, compared to a $23 thousand positive mortgage servicing rights fair value adjustment included in the third quarter 2023 results;
•Realized losses of $0.8 million on the sale of securities recognized during the third quarter of 2023, which were not present in the third quarter 2024 results;
•A $44 thousand loss on foreclosed assets was recognized during the third quarter of 2024, compared to a $0.6 million gain on foreclosed assets during the third quarter of 2023, primarily related to the sale of one property; and
•A $0.3 million increase in wealth management fees, driven by higher values of assets under management.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Total noninterest income for the nine months ended September 30, 2024, was $23.9 million, a decrease of $2.9 million, or 10.8%, from the nine months ended September 30, 2023. Notable changes in noninterest income include the following:
•Net losses of $3.4 million were realized on the sale of debt securities during the nine months ended September 30, 2024, compared to net losses of $1.8 million realized during the nine months ended September 30, 2023;
•A $1.5 million negative mortgage servicing rights fair value adjustment included in the 2024 results, primarily due to changes in the prepayment and future interest rate assumptions utilized in the valuations, compared to a $0.5 million negative mortgage servicing rights fair value adjustment included in the 2023 results;
•Impairment losses on bank premises of $0.6 million related to the closure of two branch premises, now held for sale, were recognized during 2024 which were not present in the 2023 results; and
•A $0.8 million increase in wealth management fees, driven by higher values of assets under management.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Salaries	$16,325	$15,644	$681	4.4%	$49,346	$51,715	$(2,369)	(4.6)%
Employee benefits	2,997	2,616	381	14.6	8,662	7,658	1,004	13.1
Occupancy of bank premises	2,695	2,573	122	4.7	7,520	7,460	60	0.8
Furniture and equipment	446	667	(221)	(33.1)	1,544	2,135	(591)	(27.7)
Data processing	2,640	2,581	59	2.3	8,171	9,787	(1,616)	(16.5)
Marketing and customer relations	1,380	1,679	(299)	(17.8)	3,372	3,874	(502)	(13.0)
Amortization of intangible assets	710	720	(10)	(1.4)	2,130	1,950	180	9.2
FDIC insurance	572	512	60	11.7	1,697	1,705	(8)	(0.5)
Loan collection and servicing	476	345	131	38.0	1,403	971	432	44.5
Foreclosed assets	19	76	(57)	(75.0)	78	234	(156)	(66.7)
Other noninterest expense	3,062	3,258	(196)	(6.0)	9,176	13,088	(3,912)	(29.9)
Total	$31,322	$30,671	$651	2.1%	$93,099	$100,577	$(7,478)	(7.4)%
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Total noninterest expense for the three months ended September 30, 2024, was $31.3 million, an increase of $0.7 million, or 2.1%, from the three months ended September 30, 2023. Notable changes in noninterest expense include the following:
•A $0.7 million increase in salaries expense, primarily driven by annual merit increases;
•A $0.4 million increase in benefits, primarily attributable to higher medical benefits expenses; and
•A $0.3 million decrease in marketing and customer relations expense.
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Total noninterest expense for the nine months ended September 30, 2024, was $93.1 million, a decrease of $7.5 million, or 7.4%, from the nine months ended September 30, 2023. Notable changes in noninterest expense include the following:
•There were no Town and Country acquisition-related noninterest expenses for the nine months ended September 30, 2024, but acquisition-related noninterest expenses totaled $7.8 million for the nine months ended September 30, 2023;
•Excluding Town and Country acquisition-related expenses, the $1.2 million increase in salaries expense was primarily driven by annual merit increases;
•Excluding Town and Country acquisition-related expenses, the $1.0 million increase in benefits expense was primarily attributable to higher medical benefits expenses; and
•Excluding Town and Country acquisition-related expenses, the $1.9 million decrease in other noninterest expense primarily reflects the absence of $0.8 million of legal fees and $0.8 million of accruals related to litigation matters disclosed in Note 14 to the Company's Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Income Taxes
During the three months ended September 30, 2024 and 2023, we recorded income tax expense of $6.3 million, or an effective tax rate of 25.8%, and $6.9 million, or an effective tax rate of 25.9%, respectively. During the nine months ended September 30, 2024 and 2023, we recorded income tax expense of $18.5 million, or an effective tax rate of 26.4%, and $16.4 million, or an effective tax rate of 25.7%, respectively. The increase in effective tax rate during 2024 was primarily attributable to an additional $0.5 million of tax expense for a deferred tax asset write-down, recognized during the second quarter of 2024, as a result of an Illinois tax change.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	September 30, 2024	December 31, 2023	$ Change	% Change

Consolidated Balance Sheet Information
Cash and cash equivalents	$179,671	$141,252	$38,419	27.2%
Debt securities available-for-sale, at fair value	710,303	759,461	(49,158)	(6.5)
Debt securities held-to-maturity	505,075	521,439	(16,364)	(3.1)
Loans held for sale	2,959	2,318	641	27.7

Loans, before allowance for credit losses	3,369,830	3,404,417	(34,587)	(1.0)
Less: allowance for credit losses	40,966	40,048	918	2.3
Loans, net of allowance for credit losses	3,328,864	3,364,369	(35,505)	(1.1)

Goodwill	59,820	59,820	—	—
Intangible assets, net	18,552	20,682	(2,130)	(10.3)
Other assets	185,484	203,829	(18,345)	(9.0)
Total assets	$4,990,728	$5,073,170	$(82,442)	(1.6)%

Total deposits	$4,280,700	$4,401,437	$(120,737)	(2.7)%
Securities sold under agreements to repurchase	29,029	42,442	(13,413)	(31.6)
Borrowings	13,435	12,623	812	6.4
Subordinated notes	39,533	39,474	59	0.1
Junior subordinated debentures	52,834	52,789	45	0.1
Other liabilities	37,535	34,909	2,626	7.5
Total liabilities	4,453,066	4,583,674	(130,608)	(2.8)
Total stockholders' equity	537,662	489,496	48,166	9.8
Total liabilities and stockholders' equity	$4,990,728	$5,073,170	$(82,442)	(1.6)%

Tangible assets (1)	$4,912,356	$4,992,668	$(80,312)	(1.6)%
Tangible common equity (1)	459,290	408,994	50,296	12.3

Core deposits (1)	$4,036,599	$4,126,374	$(89,775)	(2.2)%

Share and Per Share Information
Book value per share	$17.04	$15.44
Tangible book value per share (1)	14.55	12.90

Shares of common stock outstanding	31,559,366	31,695,828

Balance Sheet Ratios
Loan to deposit ratio	78.72%	77.35%
Core deposits to total deposits (1)	94.30	93.75
Stockholders' equity to total assets	10.77	9.65
Tangible common equity to tangible assets (1)	9.35	8.19
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•Debt securities decreased $65.5 million, largely due to the sale of $66.8 million of municipal securities with sales proceeds used to reduce wholesale funding. Additionally, paydowns, maturities, and calls of debt securities generated another $85.2 million of cash proceeds with $67.3 million being reinvested into debt securities at currently higher yields;
•Loans decreased by $34.6 million, driven by lower line of credit utilization and early payoffs of loans; and
•The $120.7 million decrease in total deposits was primarily attributable to a $114.9 million decrease in brokered deposits. Deposit balances continued to shift towards higher cost deposit products, such as time deposits which increased $176.7 million, including the addition of $65.0 million of time deposits from a State of Illinois loan matching program that are a lower cost source of funding.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$395,598	11.7%	$427,800	12.6%
Commercial real estate - owner occupied	288,838	8.6	295,842	8.7
Commercial real estate - non-owner occupied	889,188	26.4	880,681	25.9
Construction and land development	359,151	10.7	363,983	10.7
Multi-family	432,712	12.8	417,923	12.3
One-to-four family residential	472,040	14.0	491,508	14.4
Agricultural and farmland	297,102	8.8	287,294	8.4
Municipal, consumer, and other	235,201	7.0	239,386	7.0
Loans, before allowance for credit losses	3,369,830	100.0%	3,404,417	100.0%
Allowance for credit losses	(40,966)		(40,048)
Loans, net of allowance for credit losses	$3,328,864		$3,364,369
Loans, before allowance for credit losses were $3.37 billion at September 30, 2024, a decrease of $34.6 million, or 1.0%, from December 31, 2023. Notable changes include the following:
•A $12.5 million decrease in line of credit utilization, including $13.2 million drawn on two customers' lines of credit in late December 2023 that paid off in early January 2024;
•A $14.8 million increase in multi-family loans and a $8.5 million increase in commercial real estate – non-owner occupied loans primarily attributable to completed construction projects transferred from the construction and land development category, partially offset by early payoffs; and
•A $4.8 million decrease in construction loans primarily attributable to transfers of completed projects into other categories, partially offset by draws on existing construction projects and new construction loans to existing customers.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of September 30, 2024 was as follows:

	September 30, 2024
(dollars in thousands)	Balance	Substandard Risk Rating

Health care and social assistance	$38,975	$330
Auto repair and dealers	34,214	—
Accommodation and food services	32,342	4,099
Retail trade	27,304	—
Manufacturing	26,149	—
Construction	18,035	1,149
Real estate, rental, and leasing	16,017	—
Grain elevators	14,046	—
Administrative and support services	12,177	—
Other services (except public administration)	11,934	—
Wholesale trade	9,528	—
Arts, entertainment, and recreation	9,123	80
Professional, scientific, and technical services	8,478	—
Agriculture, forestry, fishing, and hunting	7,290	—
Education services	6,628	1,373
Finance and insurance	5,510	—
Other	11,088	—
Total	$288,838	$7,031
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of September 30, 2024 was as follows:

	September 30, 2024
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Warehouse and manufacturing	$192,420	$—	56%
Retail	171,269	9,228	56
Office	157,809	4,879	57
Senior Living	103,893	12,937	56
Hotel	88,233	10,848	55
Mixed use (commercial and residential)	67,126	—	64
Medical office	34,261	—	59
Gas station	24,963	—	62
Auto repair and dealers	17,464	—	51
Restaurant and bar	13,967	—	61
Other	17,783	—	55
Total	$889,188	$37,892	57%
________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $432.7 million as of September 30, 2024 and are primarily made based on projected cash flows from the rental or sale of the underlying collateral. As of September 30, 2024, multi-family loans had a weighted average LTV of 58%, based on the most recent appraisals available, which are generally obtained at the time of origination.

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

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of September 30, 2024. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$229,644	$138,609	$27,345	$—	$395,598
Commercial real estate - owner occupied	45,603	157,538	73,139	12,558	288,838
Commercial real estate - non-owner occupied	185,394	556,746	143,969	3,079	889,188
Construction and land development	172,888	161,859	15,237	9,167	359,151
Multi-family	88,154	294,539	48,689	1,330	432,712
One-to-four family residential	53,084	194,265	99,684	125,007	472,040
Agricultural and farmland	132,235	120,370	39,721	4,776	297,102
Municipal, consumer, and other	89,041	45,975	70,470	29,715	235,201
Total	$996,043	$1,669,901	$518,254	$185,632	$3,369,830
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$30,859	$6,565	$37,424	$128,530	$165,954
Commercial real estate - owner occupied	41,677	40,511	82,188	161,047	243,235
Commercial real estate - non-owner occupied	78,462	22,659	101,121	602,673	703,794
Construction and land development	59,516	9,930	69,446	116,817	186,263
Multi-family	39,268	35,919	75,187	269,371	344,558
One-to-four family residential	85,004	59,849	144,853	274,103	418,956
Agricultural and farmland	4,055	9,843	13,898	150,969	164,867
Municipal, consumer, and other	13,942	22,623	36,565	109,595	146,160
Total	$352,783	$207,899	$560,682	$1,813,105	$2,373,787

Nonperforming Assets
The following table sets forth information concerning nonperforming loans and nonperforming assets as of each of the dates indicated.

(dollars in thousands)	September 30, 2024	December 31, 2023

NONPERFORMING ASSETS
Nonaccrual	$8,200	$7,820
Past due 90 days or more, still accruing	5	37
Total nonperforming loans	8,205	7,857
Foreclosed assets	376	852
Total nonperforming assets	$8,581	$8,709

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$2,046	$2,641

Allowance for credit losses	$40,966	$40,048
Loans, before allowance for credit losses	3,369,830	3,404,417

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.22%	1.18%
Allowance for credit losses to nonaccrual loans	499.59	512.12
Allowance for credit losses to nonperforming loans	499.28	509.71
Nonaccrual loans to loans, before allowance for credit losses	0.24	0.23
Nonperforming loans to loans, before allowance for credit losses	0.24	0.23
Nonperforming assets to total assets	0.17	0.17
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.25	0.26
Total nonperforming assets were $8.6 million at September 30, 2024, remaining relatively stable from December 31, 2023. Additionally, of the $8.2 million of nonperforming loans held as of September 30, 2024, $2.0 million are either wholly or partially guaranteed by the U.S. Government.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023

Pass	$3,157,434	$3,241,889
Pass-watch	109,743	98,206
Special mention (1)	27,632	—
Substandard	75,021	64,322
Total	$3,369,830	$3,404,417
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
Loans rated pass-watch or worse increased $49.9 million, or 30.7%, from December 31, 2023 to September 30, 2024, primarily attributable to the downgrade of one construction and land development credit, three non-owner occupied commercial real estate credits, and two farmland-secured credits to the pass-watch risk classification.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans by loan category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Net charge-offs (recoveries)
Commercial and industrial	$707	$1	$1,165	$(30)
Commercial real estate - owner occupied	(4)	—	(8)	(11)
Commercial real estate - non-owner occupied	(329)	156	(586)	(82)
Construction and land development	—	(44)	(2)	(52)
Multi-family	—	(280)	188	(280)
One-to-four family residential	81	(32)	4	(101)
Agricultural and farmland	(2)	(2)	(10)	(4)
Municipal, consumer, and other	133	135	314	264
Total	$586	$(66)	$1,065	$(296)

Average loans
Commercial and industrial	$395,431	$393,231	$402,807	$360,233
Commercial real estate - owner occupied	282,143	291,969	291,371	290,025
Commercial real estate - non-owner occupied	885,529	895,384	885,021	867,277
Construction and land development	373,218	360,319	364,598	366,372
Multi-family	424,879	378,775	422,968	360,842
One-to-four family residential	484,247	492,094	487,949	471,483
Agricultural and farmland	290,426	264,110	284,465	247,598
Municipal, consumer, and other	243,426	220,821	235,696	219,811
Total	$3,379,299	$3,296,703	$3,374,875	$3,183,641

Charge-offs (recoveries) to average loans *
Commercial and industrial	0.71%	—%	0.39%	(0.01)%
Commercial real estate - owner occupied	(0.01)	—	—	(0.01)
Commercial real estate - non-owner occupied	(0.15)	0.07	(0.09)	(0.01)
Construction and land development	—	(0.05)	—	(0.02)
Multi-family	—	(0.29)	0.06	(0.10)
One-to-four family residential	0.07	(0.03)	—	(0.03)
Agricultural and farmland	—	—	—	—
Municipal, consumer, and other	0.22	0.24	0.18	0.16
Total	0.07%	(0.01)%	0.04%	(0.01)%
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
Additionally, heightened net charge-offs within the commercial and industrial segment are primarily related to equipment finance loans which were purchased as part of a pool of loans during 2023.

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of September 30, 2024, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	September 30, 2024
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$40,128	1.44%	$—	—%	$40,128	1.44%
U.S. government agency	6,296	2.87	—	—	6,296	2.87
Municipal	3,974	2.40	4,891	3.00	8,865	2.73
Mortgage-backed:
Agency residential	48	3.09	—	—	48	3.09
Agency commercial	6	7.25	—	—	6	7.25
Total	$50,452	1.70%	$4,891	3.00%	$55,343	1.81%
Due after 1 year through 5 years
U.S. Treasury	$79,926	1.22%	$—	—%	$79,926	1.22%
U.S. government agency	36,429	2.41	32,238	2.20	68,667	2.31
Municipal	43,167	1.63	16,970	3.13	60,137	2.06
Mortgage-backed:
Agency residential	10,324	2.75	11,299	2.15	21,623	2.43
Agency commercial	70,230	1.80	79,896	2.27	150,126	2.05
Corporate	24,946	5.37	—	—	24,946	5.37
Total	$265,022	2.05%	$140,403	2.35%	$405,425	2.16%
Due after 5 years through 10 years
U.S. Treasury	$19,638	1.62%	$—	—%	$19,638	1.62%
U.S. government agency	16,442	3.41	56,227	2.64	72,669	2.81
Municipal	87,001	1.75	12,200	3.57	99,201	1.97
Mortgage-backed:
Agency residential	57,994	2.14	—	—	57,994	2.14
Agency commercial	22,518	1.66	172,317	1.87	194,835	1.84
Corporate	34,770	4.52	—	—	34,770	4.52
Total	$238,363	2.34%	$240,744	2.13%	$479,107	2.24%
Due after 10 years
Municipal	$19,900	1.65%	$2,258	3.43%	$22,158	1.84%
Mortgage-backed:
Agency residential	144,185	3.60	76,933	3.63	221,118	3.61
Agency commercial	38,559	2.45	39,846	1.96	78,405	2.20
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$204,644	3.21%	$119,037	3.07%	$323,681	3.15%
Total
U.S. Treasury	$139,692	1.34%	$—	—%	$139,692	1.34%
U.S. government agency	59,167	2.74	88,465	2.48	147,632	2.58
Municipal	154,042	1.72	36,319	3.28	190,361	2.02
Mortgage-backed:
Agency residential	212,551	3.16	88,232	3.44	300,783	3.24
Agency commercial	131,313	1.97	292,059	1.99	423,372	1.98
Corporate	61,716	4.86	—	—	61,716	4.86
Total	$758,481	2.43%	$505,075	2.42%	$1,263,556	2.43%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended September 30,						Percent Change in Average Balance
	2024			2023
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,013,893	23.5%	—%	$1,105,472	26.5%	—%	(8.3)%
Interest-bearing demand	1,085,609	25.2	0.52	1,160,654	27.8	0.26	(6.5)
Money market	800,651	18.6	2.35	682,772	16.4	1.18	17.3
Savings	573,077	13.3	0.27	639,384	15.3	0.15	(10.4)
Time	804,379	18.7	3.81	519,683	12.4	2.50	54.8
Brokered	29,996	0.7	5.54	66,776	1.6	5.34	(55.1)
Total deposits	$4,307,605	100.0%	1.35%	$4,174,741	100.0%	0.69%	3.2%

	Nine Months Ended September 30,						Percent Change in Average Balance
	2024			2023
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,031,239	23.8%	—%	$1,123,917	27.2%	—%	(8.2)%
Interest-bearing demand	1,112,198	25.7	0.50	1,204,937	29.1	0.21	(7.7)
Money market	800,693	18.5	2.37	664,036	16.1	0.90	20.6
Savings	592,134	13.7	0.28	678,495	16.4	0.12	(12.7)
Time	744,349	17.2	3.72	441,760	10.7	1.82	68.5
Brokered	50,046	1.1	5.49	22,987	0.5	5.30	117.7
Total deposits	$4,330,659	100.0%	1.31%	$4,136,132	100.0%	0.45%	4.7%
_________________________________________________
*Annualized measure.
The increase in average deposit balances in 2024 compared to 2023 is primarily attributable to wealth management customer reciprocal deposits brought on balance sheet in December 2023, which increased average money market deposits by $128.9 million during the three months ended September 30, 2024 and by $134.6 million during the nine months ended September 30, 2024. Additionally, the Town and Country merger added $720.4 million of deposits on February 1, 2023.
As of September 30, 2024, the Company had $30.0 million of wholesale brokered deposits outstanding which matured and were repaid in October 2024. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.

The following table sets forth time deposits by remaining maturity as of September 30, 2024:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time and brokered time deposits:
Amounts less than $100,000	$124,343	$127,943	$74,311	$34,710	$361,307
Amounts of $100,000 or more but less than $250,000	83,069	107,366	51,809	16,310	258,554
Amounts of $250,000 or more	56,098	95,522	55,682	6,800	214,102
Total time and brokered time deposits	$263,510	$330,831	$181,802	$57,820	$833,963
As of September 30, 2024 and December 31, 2023, the Bank’s uninsured deposits were estimated to be $967.5 million and $867.7 million, respectively.
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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of September 30, 2024 and December 31, 2023, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	September 30, 2024	December 31, 2023

Cash and cash equivalents	$179,671	$141,252
Fair value of unpledged securities	648,017	827,760
Total cash and unpledged securities	$827,688	$969,012

Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of September 30, 2024, our current borrowings and additional available borrowing capacity were as follows:

	September 30, 2024
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$13,435	$1,019,179
Federal Reserve	—	104,665
Federal funds lines of credit	—	80,000
Total	$13,435	$1,203,844
Further, the Bank could utilize brokered deposits as an additional source of liquidity, as needed.
As of September 30, 2024, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of September 30, 2024, the Bank had no material commitments for capital expenditures.
Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of September 30, 2024, the Holding Company had cash and cash equivalents of $17.9 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that such limitations will not impact the Holding Company’s ability to meet its ongoing short-term or intermediate-term cash obligations. During the three months ended September 30, 2024 and 2023, the Bank paid $8.0 million and $12.0 million in dividends to the Holding Company, respectively. During the nine months ended September 30, 2024 and 2023, the Bank paid $26.0 million and $52.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended September 30, 2024 and 2023, holding company operating expenses consisted of interest expense of $1.5 million and $1.4 million, respectively, and other operating expenses of $1.0 million and $1.2 million, respectively. During the nine months ended September 30, 2024 and 2023, holding company operating expenses consisted of interest expense of $4.3 million and $4.0 million, respectively, and other operating expenses of $3.1 million and $4.6 million, respectively.
Additionally, the Holding Company paid $6.0 million and $5.4 million of dividends to stockholders during the three months ended September 30, 2024 and 2023, respectively, and paid $18.1 million and $16.4 million of dividends to stockholders during the nine months ended September 30, 2024 and 2023, respectively. The Holding Company also paid $38.0 million in cash consideration in the acquisition of Town and Country during the first quarter of 2023.
As of September 30, 2024, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of September 30, 2024, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of September 30, 2024, the Holding Company had no material commitments for capital expenditures.

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
As of September 30, 2024 and December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.
The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	September 30, 2024	December 31, 2023	For Capital Adequacy Purposes With Capital Conservation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	16.54%	15.33%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	14.48	13.42	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	13.15	12.12	7.00	N/A
Tier 1 Capital (to Average Assets)	11.16	10.49	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	16.13%	14.92%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	15.10	14.01	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	15.10	14.01	7.00	6.50
Tier 1 Capital (to Average Assets)	11.64	10.96	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of September 30, 2024, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
During 2023, the Company paid quarterly cash dividends of $0.17 per share. On January 23, 2024, the Company announced an increase of $0.02 and paid a $0.19 per share dividend during the first, second, and third quarters of 2024.

Stock Repurchase Program
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2024. The Company’s Board of Directors have authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2025. As of September 30, 2024, the Company had $10.6 million remaining under the current stock repurchase authorization.
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
•We also sometimes refer to ratios that include Tangible Common Equity, such as:
-Tangible Book Value Per Share, which is Tangible Common Equity divided by shares of common stock outstanding.
-Return on Average Tangible Common Equity, which is net income divided by average Tangible Common Equity.
-Adjusted Return on Average Tangible Common Equity, which is Adjusted Net Income divided by average Tangible Common Equity.

Core Deposits	•Total deposits, excluding: -Time deposits of $250,000 or more, and -Brokered deposits	•Provides investors with information regarding the stability of the Company’s sources of funds. •We also sometimes refer to the ratio of Core Deposits to total deposits.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Net income	$18,180	$19,715	$51,508	$47,396
Adjustments:
Acquisition expenses (1)	—	—	—	(13,691)
Gains (losses) on closed branch premises	—	—	(635)	75
Realized gains (losses) on sales of securities	—	(813)	(3,382)	(1,820)
Mortgage servicing rights fair value adjustment	(1,488)	23	(1,505)	(460)
Total adjustments	(1,488)	(790)	(5,522)	(15,896)
Tax effect of adjustments (2)	424	226	1,574	4,382
Total adjustments after tax effect	(1,064)	(564)	(3,948)	(11,514)
Adjusted net income	$19,244	$20,279	$55,456	$58,910

Average assets	$5,006,721	$4,964,832	$5,012,656	$4,902,783

Return on average assets *	1.44%	1.58%	1.37%	1.29%
Adjusted return on average assets *	1.53	1.62	1.48	1.61
_________________________________________________
*    Annualized measure.
(1)Includes recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million in connection with the Town and Country merger during the first quarter of 2023 in accordance with ASC 326 which was adopted on January 1, 2023.
(2)Assumes a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Numerator:
Net income	$18,180	$19,715	$51,508	$47,396
Earnings allocated to participating securities (1)	—	(10)	—	(26)
Numerator for earnings per share - basic and diluted	$18,180	$19,705	$51,508	$47,370

Adjusted net income	$19,244	$20,279	$55,456	$58,910
Earnings allocated to participating securities (1)	—	(10)	—	(33)
Numerator for adjusted earnings per share - basic and diluted	$19,244	$20,269	$55,456	$58,877

Denominator:
Weighted average common shares outstanding	31,559,366	31,829,250	31,600,442	31,598,650
Dilutive effect of outstanding restricted stock units	118,180	137,187	115,266	102,574
Weighted average common shares outstanding, including all dilutive potential shares	31,677,546	31,966,437	31,715,708	31,701,224

Earnings per share - Basic	$0.58	$0.62	$1.63	$1.50
Earnings per share - Diluted	$0.57	$0.62	$1.62	$1.49

Adjusted earnings per share - Basic	$0.61	$0.64	$1.75	$1.86
Adjusted earnings per share - Diluted	$0.61	$0.63	$1.75	$1.86
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

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Net interest income (tax-equivalent basis)
Net interest income	$47,733	$48,279	$141,449	$143,988
Tax-equivalent adjustment (1)	552	675	1,680	2,092
Net interest income (tax-equivalent basis) (1)	$48,285	$48,954	$143,129	$146,080

Net interest margin (tax-equivalent basis)
Net interest margin *	3.98%	4.07%	3.96%	4.14%
Tax-equivalent adjustment * (1)	0.05	0.06	0.05	0.06
Net interest margin (tax-equivalent basis) * (1)	4.03%	4.13%	4.01%	4.20%

Average interest-earning assets	$4,769,471	$4,708,331	$4,773,478	$4,649,993
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Efficiency ratio (tax-equivalent basis)
Total noninterest expense	$31,322	$30,671	$93,099	$100,577
Less: amortization of intangible assets	710	720	2,130	1,950
Noninterest expense excluding amortization of intangible assets	$30,612	$29,951	$90,969	$98,627

Net interest income	$47,733	$48,279	$141,449	$143,988
Total noninterest income	8,705	9,490	23,941	26,841
Operating revenue	56,438	57,769	165,390	170,829
Tax-equivalent adjustment (1)	552	675	1,680	2,092
Operating revenue (tax-equivalent basis) (1)	$56,990	$58,444	$167,070	$172,921

Efficiency ratio	54.24%	51.85%	55.00%	57.73%
Efficiency ratio (tax-equivalent basis) (1)	53.71	51.25	54.45	57.04
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	September 30, 2024	December 31, 2023

Tangible Common Equity
Total stockholders' equity	$537,662	$489,496
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	18,552	20,682
Tangible common equity	$459,290	$408,994

Tangible Assets
Total assets	$4,990,728	$5,073,170
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	18,552	20,682
Tangible assets	$4,912,356	$4,992,668

Total stockholders' equity to total assets	10.77%	9.65%
Tangible common equity to tangible assets	9.35	8.19

Shares of common stock outstanding	31,559,366	31,695,828

Book value per share	$17.04	$15.44
Tangible book value per share	14.55	12.90
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Average Tangible Common Equity
Total stockholders' equity	$523,745	$459,601	$506,582	$445,576
Less: Goodwill	59,820	59,875	59,820	56,406
Less: Intangible assets, net	18,892	21,793	19,607	20,005
Average tangible common equity	$445,033	$377,933	$427,155	$369,165

Net income	$18,180	$19,715	$51,508	$47,396
Adjusted net income	19,244	20,279	55,456	58,910

Return on average stockholders' equity *	13.81%	17.02%	13.58%	14.22%
Return on average tangible common equity *	16.25	20.70	16.11	17.17

Adjusted return on average stockholders' equity *	14.62%	17.51%	14.62%	17.68%
Adjusted return on average tangible common equity *	17.20	21.29	17.34	21.34
_________________________________________________
*    Annualized measure.

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	September 30, 2024	December 31, 2023

Core Deposits
Total deposits	$4,280,700	$4,401,437
Less: time deposits of $250,000 or more	214,102	130,183
Less: brokered deposits	29,999	144,880
Core deposits	$4,036,599	$4,126,374

Core deposits to total deposits	94.30%	93.75%

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
Deposit Betas
Deposit pricing changes are primarily driven by changes in the Federal Funds rate, with the relationship between deposit rates and Federal Funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated Federal Funds rate range from the fourth quarter of 2021 through the second quarter of 2024, the most recent rising rate cycle. During this period, our cumulative deposit beta was 23.6%.
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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
September 30, 2024
+400	23.0%	6.0%	12.5%
+300	19.2	4.8	9.8
+200	14.1	3.9	7.3
+100	7.8	2.5	4.4
-100	(10.0)	(4.4)	(6.4)
-200	(16.3)	(6.2)	(10.8)
-300	(8.9)	(6.7)	(13.8)
-400	(2.8)	(7.6)	(15.6)

December 31, 2023
+400	10.7%	7.5%	13.0%
+300	9.7	5.8	10.3
+200	7.1	3.4	6.4
+100	4.2	1.4	3.1
-100	(6.3)	(4.4)	(6.1)
-200	(13.2)	(7.1)	(11.2)
-300	(4.5)	(9.5)	(16.0)
-400	5.4	(10.2)	(17.3)
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2024	—	$—	—	$10,603
August 1 - 31, 2024	—	—	—	10,603
September 1 - 30, 2024	—	—	—	10,603
Total	—	$—	—	$10,603
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

HBT FINANCIAL, INC.

October 30, 2024	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)