Form 10-K
period 2024-12-31
HBT Financial, Inc.
filed 2025-03-07
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $258.0 million, determined using a per share closing price for the registrant’s common stock on that date of $20.42, as quoted on The Nasdaq Global Select Market.
As of February 19, 2025, there were 31,559,366 shares outstanding of the registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of HBT Financial, Inc. to be filed within 120 days of December 31, 2024.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report are forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include statements relating to our plans, strategies and expectations, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings, and liquidity. Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "continue," "expect," "estimate," "intend," "anticipate," "predict," "project," "plan" or similar expressions. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:
•the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures and supply chain constraints);
•effects on the U.S. economy resulting from the implementation of policies proposed by the new presidential administration, including tariffs, mass deportations and tax regulations;
•the economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or other threats thereof (including the Russian invasion of Ukraine and ongoing conflicts in the Middle East), or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
•new and revised accounting policies and practices, as may be adopted by state and federal regulatory banking agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;
•changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business and any changes in response to the bank failures in 2023;
•the imposition of tariffs or other governmental policies impacting the value of products produced by the Company's commercial borrowers;
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
•the loss of key executives and employees, talent shortages and employee turnover;
•changes in consumer spending;
•unexpected outcomes or costs of existing or new litigation or other legal proceedings and regulatory actions involving the Company;
•the economic impact on the Company and its customers of climate change, natural disasters and of exceptional weather occurrences such as tornadoes, floods and blizzards;
•fluctuations in the value of securities held in our securities portfolio, including as a result of changes in interest rates;
•credit risks and risks from concentrations (by type of borrower, geographic area, collateral and industry) within our loan portfolio (including commercial real estate loans) and large loans to certain borrowers;
•the overall health of the local and national real estate market;
•the ability to maintain an adequate level of allowance for credit losses on loans;
•the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure;
•the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds;
•the level of nonperforming assets on our balance sheets;
•interruptions involving our information technology and communications systems or third-party servicers;
•the occurrence of fraudulent activity, breaches or failures of our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;

•the effectiveness of the Company’s risk management framework and internal disclosure controls and procedures;
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
•our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and
•the ability of the Company to manage the risks associated with the foregoing as well as anticipated.
Additional factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are discussed in Part I, Item 1A "Risk Factors", Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. All statements in this document, including forward-looking statements, speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

PART I
ITEM 1.    BUSINESS
COMPANY OVERVIEW
HBT Financial, Inc. (the “Company” or "HBT Financial"), a Delaware corporation incorporated in 1982, is a bank holding company headquartered in Bloomington, Illinois that has elected to be regulated as a financial holding company. As of December 31, 2024, we had total assets of $5.0 billion, loans held for investment of $3.5 billion, and total deposits of $4.3 billion. Through our bank subsidiary, Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”), we provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “HBT.”
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
•Maintain strong profitability. We have produced consistently strong earnings even through challenging cycles such as the 2008-2009 global financial crisis and the COVID-19 pandemic.
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
MARKET AREA
As of December 31, 2024, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit market share in many of our markets in central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Our long history of providing relationship-based, personal banking services; the successful integration of several strategic in-market acquisitions; and a relatively small presence of money center and super-regional banks in our mid-sized markets has enabled us to maintain meaningful market share in these markets.
We believe our diverse footprint in both urban and rural markets positions us well relative to our competition in terms of access to both high quality, stable funding sources and loan growth opportunities in attractive markets. We consider ourselves to be well positioned to meet the needs of commercial and retail customers through our branch network, our comprehensive suite of banking and wealth management products, and our commitment to building and maintaining customer relationships.
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
Deploy Excess Deposit Funding into Loan Growth Opportunities
Our strong market share in our core mid-sized markets provides a stable source of attractive funding. We believe our scale in these mid-sized markets and the relative scarcity of money center banking institutions operating in them creates a highly defensible market position whereby we can continue to maintain our funding cost advantage relative to our peers. We believe the Chicago MSA provides significant opportunities for loan growth. Many competitors in this market are money center or super-regional banks, and we believe our responsive, local decision-making provides a competitive advantage over these larger, more bureaucratic institutions. Further, we could benefit from continued market disruption in the Chicago MSA, caused by recent significant bank acquisitions, by acquiring talent and customers experiencing displacement.
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

Pursue Strategic Acquisitions
Our management team has a history of successfully integrating strategic acquisitions over several decades. We believe this track record positions the Company to be an attractive acquirer for many potential partners. We continue to opportunistically seek acquisitions that are either located within our market footprint, in adjacent markets or provide a new growth opportunity that is strategically and financially compelling and consistent with our culture.
HUMAN CAPITAL RESOURCES
Employees
At December 31, 2024, we had 844 full-time equivalent employees. Our employees are not represented by a collective bargaining unit, and we consider our working relationship with our employees to be good. At December 31, 2024, our average tenure was 7.2 years.
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
To support the well-being of our employees and their families, we provide access to a variety of flexible and convenient healthcare programs for physical and mental health, long-term and short-term disability, paid time off, and a Company-matched 401(k) plan. In 2025, we also began offering paid parental leave for employees.
COMPETITION
Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks in all of our markets and, to a lesser extent, with money center banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies and other financial institutions operating within the areas we serve.
Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Competition for loans remains strong and has resulted in competitive pressures on loan interest rates and terms.

Our most direct competition for deposits has historically come from commercial banks and credit unions. We face increasing competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies. Competition for deposits has increased in recent years and is strong, as excess liquidity at most financial institutions has decreased and the current interest rates are at higher levels compared to the historically low levels experienced in 2020 and 2021.
Financial technology companies are becoming a more direct source of competition to traditional financial institutions as they begin to offer deposit accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and online lending platforms alongside their core product offerings.
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
SUPERVISION AND REGULATION
General
FDIC-insured institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes, and by the regulations and policies of various banking agencies, including the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service (the “IRS”) and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.
We are subject to federal and state banking laws that impose a comprehensive system of supervision, regulation, and enforcement on our operations that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability of the Company and the Bank to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates, and our payment of dividends.
In reaction to the global financial crisis, and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banking organizations over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community banking systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. These reforms have been favorable to our operations. It is anticipated that the Trump Administration and the current

U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain regulatory requirements applicable to these banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain federal banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact that the Trump Administration may have on the banking industry or our operations.
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available, and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations. The approach to supervision adopted by each banking agency may have significant impacts on the operations and results of the Company and the Bank, as well as the banking industry in general. Based on statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the Trump Administration banking agencies, but it is not possible at this time to predict the specific changes (or the timing of such changes, if any) that may be made.
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
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.
Capital Levels
Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. federal banking agencies on an interagency basis. The accords recognized that bank assets, for the purpose of the capital ratio calculations, needed to be risk weighted (the theory being that riskier assets should require more capital), and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule
The U.S. banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (the “Basel III Rule”). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are both subject to the Basel III Rule.
The Basel III Rule also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital, and it required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking organization's Common Equity Tier 1 Capital.
The Basel III Rule requires banking organizations to maintain minimum capital ratios as follows:
•A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, banking organizations that want to make capital distributions (including for dividends and repurchases of stock), and pay discretionary bonuses to executive officers without restriction, also must maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
In July 2023, the Biden Administration federal banking agencies had proposed wide-ranging and significant changes to the Basel III Rule (the "Basel III Endgame Proposal"), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets in an effort to finish the implementation of the Basel III accords. The Basel III Endgame Proposal would generally have impacted the capital requirements applicable to banking organizations with $100 billion or more in total assets, and, as a general matter, would not have had a significant impact on the Company or the Bank. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in a form substantially similar to the initial Basel III Endgame Proposal. The Trump Administration federal banking agencies may issue their own version of this proposal.
Well-Capitalized Requirements
The capital ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. Higher capital levels also could be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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
As of December 31, 2024: (i) the Bank was not subject to a directive from the FDIC or the IDFPR to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company also is in compliance with the capital conservation buffer.
Prompt Corrective Action
The concept of a banking organization being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the banking agencies' powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending on the capital category to which a banking organization is assigned, the banking agencies' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
Community Bank Capital Simplification
Community banking organizations have long raised concerns with the federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, the U.S. Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. The Company may elect the CBLR framework at any time, but has not currently determined to do so.
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
The BHCA generally prohibits us from acquiring direct or indirect ownership or control of 5% or more of a class of the voting shares of any company that is not a bank, and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for acquisitions made by the Company may be required from other agencies, such as the IDFPR or other agencies that regulate the target company of an acquisition.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking, and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity, or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. To maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory Community Reinvestment Act ("CRA") rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control
Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements
Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—The Role of Capital” above.

Dividend Payments
The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (“DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
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
The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.
Incentive Compensation
There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the federal banking agencies and the U.S. Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. The result is interagency guidance on sound incentive compensation practices for banking organizations.
The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance is directed at large banking organizations and, because of the size and complexity of their operations, the federal banking agencies expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Smaller banking organizations that use incentive compensation arrangements, like us, are expected to implement less extensive, formalized, and detailed policies, procedures, and systems than those of larger banks.
In May 2024, certain of the federal banking and other financial services agencies released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. This proposal was largely based on an earlier 2016 proposal. The Federal Reserve and the SEC, however, did not join this proposal and it was not published in the Federal Register, signaling potential interagency misalignment. In March 2025, the FDIC withdrew its support for this proposed rule, making it unlikely that any rule in a substantially similar form will be finalized.
Monetary Policy
The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the Company's business and operations and that of its subsidiary bank.

Federal Securities Regulation
The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended (“Securities Act”), and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance
The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
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
Deposit Insurance
As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system, whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, the risk-based assessment is now based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points to 32 basis points.
At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates is currently projected.
In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank to the DIF was approximately $24.1 billion, the FDIC adopted a special assessment applicable to banking organizations with assets of $5 billion or more, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024. The FDIC will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. The Bank had less than $5 billion of uninsured deposits as of December 31, 2022 and therefore does not have to pay the special assessment.

Supervisory Assessments
All Illinois-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2024, the Bank paid supervisory assessments to the IDFPR totaling $0.4 million.
Capital Requirements
Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.
Liquidity Requirements
Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high-quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.
The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more intermediate and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
Although these tests do not apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements, including for FDIC-insured institutions, like the Bank, going forward.
Dividend Payments
Our primary source of funds is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The IDFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the FDIC and the IDFPR may prohibit the payment of dividends by the Bank if either or both determine that such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

State Bank Investments, Activities and Acquisitions
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
The Bank may be required to seek approval from the IDFPR, the FDIC and other banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements—and in the case of the OCC, a final rule—regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. In March 2025, the FDIC issued a notice of proposed rulemaking to repeal its 2024 policy statement and reinstate its prior policy statement on bank mergers, while it considers wider changes to its bank merger review practices.
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
Certain limitations and reporting requirements also are placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders under state and/or federal law. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
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
In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the banking agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the banking agency's order is cured, the agency may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits, or require the institution to take any action that the agency deems appropriate under the circumstances. Noncompliance with safety and soundness also may constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, new third-party relationships, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking organization including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).
Privacy and Cybersecurity
The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public personal and confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information, and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all businesses and geographic locations.
Risks and exposures related to cybersecurity require financial institutions to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Bank management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware. The Bank and the Company also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents.
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
In addition, federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.
Community Reinvestment Act Requirements
The Community Reinvestment Act of 1977 ("CRA") requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The FDIC regularly assesses the Bank’s record of meeting the credit needs of its communities in dedicated examinations. The Bank's CRA rating derived from these examinations can have significant impacts on the activities in which the Bank and Company may engage. For example, a low CRA rating may impact the review of applications by the Bank or the Company's financial holding company status. On October 24, 2023, the federal banking agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”). Elements of this rule were supposed to become effective on April 1, 2024 (while other elements had much later effective dates). However, the effective date of the CRA Rule was paused because of an order issued as part of ongoing litigation claiming that the federal banking agencies exceeded their statutory authority in promulgating the CRA Rule. Despite the lawsuit, management of the Bank is continuing to assess the impact of the CRA Rule on its CRA lending and investment activities in its respective markets.
The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the federal banking agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the banking agencies.
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
Anti-Money Laundering/Sanctions
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
The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. The Bank must also comply with stringent economic and trade sanctions administered and enforced by the Office of Foreign Assets Control.
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
Concentrations in Commercial Real Estate
Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The Interagency Concentrations in CRE Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years, or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in recent years, the federal banking agencies issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. On December 18, 2023, the FDIC issued a statement to reemphasize the importance of strong capital, appropriate credit loss allowance levels, and robust credit risk-management practices for institutions with CRE concentrations. As of December 31, 2024, the Bank did not exceed these guidelines.
Consumer Financial Services
The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable primary federal regulators.
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
Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. Given the increased number and expansive nature of its regulatory initiatives, the CFPB has been subject to lawsuits brought by the banking industry and other providers of consumer financial products and services. The CFPB’s approach will likely change under the Trump Administration, but it remains unclear exactly what changes will occur or how quickly. In addition, certain rules that the Biden Administration CFPB finalized, such as rules relating to overdraft fees and reporting requirements for small business lending, may be subject to reversal by either the U.S. Congress or the new CFPB administration.
The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.
The Bank must also comply with certain state consumer protection laws and requirements in the states in which it operates.

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
SUMMARY

Risk Factor	Description
•Credit Risks	Borrowers or counterparties may be unable or unwilling to repay their obligations to us in accordance with the underlying contractual terms which could lead to unexpected losses.
•Interest Rate Risks	Fluctuations in interest rates may reduce our earnings or the value of our financial instruments.
•Liquidity Risks	An inability to obtain liquid funds at a reasonable price to timely meet our financial obligations may have a material adverse impact on our operations and jeopardize our business.
•Technology and Cybersecurity Risks	Our business is highly dependent upon secure and uninterrupted information technology systems. A disruption or breach to these systems may have a material adverse impact on our business.
•Legal and Regulatory Compliance Risks	The banking industry is highly regulated. Failure to comply with regulatory capital requirements, changes in the United States’ monetary policy, legislative and regulatory actions taken now or in the future regarding the financial services industry, financial reform legislation and increased regulatory rigor around consumer protection mortgage-related issues, or federal, state and local consumer lending laws may adversely impact us.
•Business Strategy	Our strategy of pursuing growth via suitable acquisitions exposes us to heightened operational risks and could have a material adverse impact on our financial condition, results of operations, and growth prospects.
•Ownership of Our Common Stock	Our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016, has significant influence over us, and its interests could conflict with those of our other stockholders.
•External Risks	Adverse changes in the economic conditions, particularly such changes in the Illinois and Iowa markets in which we operate, may adversely impact our borrowers and our business.

CREDIT RISKS
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S. generally, or our market areas specifically, experience a material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses.
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Moreover, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as the impact of catastrophic events on certain industries. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.
The small to mid-sized businesses to which we lend may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to mid-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, may have less access to capital sources and loan facilities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or mid-sized business often depends on the management talents and efforts of one person or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate or any of our borrowers otherwise are affected by adverse business developments, our small to mid-sized borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our results of operations and financial condition.
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
The majority of our loan portfolio consists of commercial and commercial real estate loans, which may have a higher degree of risk than some other types of loans.
Commercial and commercial real estate loans, including multi-family loans, are often larger and may involve greater risks than some other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market or a challenging business and economic environment, including those which disproportionately affect a class of borrower, may increase our risk associated with our loan portfolio. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Economic events, including decreases in office occupancy following the COVID-19 pandemic as a result of the shift to remote and hybrid work environments, or governmental regulations outside of our control or the control of the borrower could negatively impact the future cash flow and market values of the affected properties. Our commercial operating loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial or commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

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
The majority of our banking assets are monetary in nature and are subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease our net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.
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
An increase in market interest rates may affect the fair value of our securities portfolio, potentially reducing accumulated other comprehensive income or earnings. The fair value of these investments may also be affected by factors other than the underlying performance of the issuer of the securities or the mortgages underlying the securities, such as negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity for certain investment securities. In addition, we may sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from increases in the prevailing interest rates.
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
The monetary policies and regulations of the Federal Reserve have a significant effect on the operating results of commercial banks. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
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

Beginning in March 2022, the Federal Open Market Committee of the Federal Reserve (the "FOMC") made a series of significant increases to the federal funds target range as part of an effort to combat elevated levels of inflation affecting the U.S. economy. While the significant increase in prevailing interest rates increased our net interest income, it also led to increased losses in our available-for-sale debt securities portfolio. Since 2022, the magnitude of our net unrealized losses on debt securities available-for-sale have partially reversed and were $59.4 million as of December 31, 2024.
It is currently expected that during 2025, and perhaps beyond, the FOMC may decrease interest rates. In September 2024, the FOMC began lowering interest rates with the target range for the federal funds rate decreasing by 100 basis points to a range of 4.25% to 4.50% by the end of 2024. The decrease was expressly made in response to inflation moderating and the labor market weakening. Any future change in monetary policy by the FOMC, in an effort to stimulate the economy or otherwise, resulting in lower interest rates would likely result in lower revenue through lower net interest income over time, which could adversely affect our results of operations. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.
Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation; record-high U.S. credit card debt; the implementation of policies proposed by the new presidential administration; and geopolitical developments, such as future terrorist attacks and threats, widespread disease or pandemics, and acts of war including the Russian invasion of Ukraine and ongoing conflicts in the Middle East, there is a meaningful risk that the Federal Reserve and other central banks may maintain interest rates at elevated levels, which may negatively impact the entire national economy. This could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.
LIQUIDITY RISKS
Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, which could require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.
In addition to our deposit base, our liquidity is provided by cash from operations and investment maturities, redemptions and sales as well as cash flow from loan prepayments and maturing loans that are not renewed. When needed, additional liquidity may be available by borrowing from the Federal Reserve Bank of Chicago or the Federal Home Loan Bank of Chicago (the "FHLB"), through federal funds lines with our correspondent banks, and through other wholesale funding sources including brokered deposits. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with other banks and FinTechs for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity. For example, as customer deposit levels have decreased over the past two years, we have observed that the sensitivity of market deposit rates to changes in prevailing interest rates has increased.
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
Financial institutions are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a failure of, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.
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
In addition, emerging trends, such as generative artificial intelligence, have the potential to disrupt the banking industry. Although generative artificial intelligence offers opportunities to enhance operational efficiency, it also introduces risks, including fraud, security vulnerabilities, and compliance challenges. The implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.
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
Legal, regulatory and policy changes may directly affect financial institutions and the global economy.
Changes in policy and at banking agencies, including changes in interpretation and prioritization, occur over time through policy and personnel changes following federal and state-level elections, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain in connection with a change in presidential administration. Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as ongoing conflicts in the Middle East and the Russian invasion of Ukraine, and resulting disruptions in the global energy market, tight labor market conditions domestically, supply chain issues both domestically and internationally and the potential effects of a new presidential administration, including its response to the foregoing, potential imposition of new tariffs, mass deportations and changes to tax or other financial regulations, uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
The Basel III Rule requires us to maintain a minimum Common Equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 capital ratio of 6%, a minimum total capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%, and a capital conservation buffer of greater than 2.5% of risk-weighted assets (the "Capital Conservation Buffer"). Failure to maintain the Capital Conservation Buffer would result in increasingly stringent restrictions on our ability to make dividend payments and other capital distributions and to pay discretionary bonuses to our executive officers. See "Supervision and Regulation—The Role of Capital" for more information on the capital adequacy standards that we must meet and maintain.
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
Laws impacting cannabis-related businesses may have an impact on the Company’s operations and risk profile.
The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults 21 years or older to legally purchase marijuana for recreational use from licensed dispensaries. It is the

Bank’s current practice to avoid knowingly providing banking products or services to entities or individuals that directly manufacture, distribute, or dispense marijuana or hemp products, or those with a significant financial interest in such entities. The Bank uses reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers that operate in the states in which the Bank operates do not engage in any such activities. Nonetheless, shifts in Illinois law legalizing cannabis use have increased the number of direct and indirect cannabis-related businesses in Illinois, and therefore increases the likelihood that the Bank could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to the Bank and the Company.
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
We are subject to various regulations related to privacy and data security, and we could be negatively impacted by these regulations. For example, we are subject to the safeguards guidelines under the Gramm-Leach-Bliley Act. The safeguards guidelines require that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Further, there are various other statutes and regulations relevant to the direct email marketing, debt collection and text-messaging industries including the Telephone Consumer Protection Act.
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
We anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy because certain of our market areas are comprised of mature, rural communities with limited population growth. A risk exists, however, that we will not be able to identify suitable candidates for acquisitions. In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. In light of the foregoing, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits, identify favorable loan and investment opportunities, and maintain cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.
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
•inaccuracies in the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution (if the actual results fall short or exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected);
•the ability to finance an acquisition and possible dilution to existing stockholders;
•the failure to realize some or all of the anticipated transaction benefits within the expected time frame, or ever;
•potential goodwill impairment;
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
With respect to the risks particularly associated with the integration of an acquired business, we may encounter a number of difficulties, including, among other things:
•customer loss and revenue loss;
•the loss of key employees;
•the disruption of its operations and business;
•the inability to maintain and increase its competitive presence;
•possible inconsistencies in standards, control procedures and policies; and
•unexpected problems with costs, operations, personnel, technology and credit.
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
As of December 31, 2024, our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016 (the "Voting Trust”), owned approximately 54.5% of the outstanding shares of our common stock and its trustee is our Executive Chairman. As a result, the Voting Trust is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The Voting Trust may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company and might ultimately affect the market price of our common stock.
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
Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; pandemics; climate change; acts of terrorism or war (including the Israeli-Palestinian conflict and the Russian invasion of Ukraine); or a combination of these or other factors.

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
The Company’s success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities in which the Company engages and markets that the Company serves is significant, and the Company may not be able to hire candidates and retain them. Growth in the Company’s business, including through acquisitions, may increase its need for additional qualified personnel. The Company is increasingly competing for personnel with financial technology providers and other less regulated entities who may not have the same limitations on compensation as the Company does. This can be particularly constraining when competing for skill sets which are in high demand, such as technology, risk and information security. Recruiting and compensation costs may increase as a result of changes in the marketplace, which may increase costs and adversely impact the Company.
The increase in remote and hybrid-work arrangements and opportunities in regional, national and global labor markets has also increased competition for the Company to attract and retain skilled personnel. The Company’s current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable as compared with the arrangements offered by other companies, which could adversely affect the Company’s ability to attract and retain employees. If the Company is not able to hire or retain highly skilled, qualified and diverse individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.
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
•legal and regulatory compliance risk; and
•reputational risk from stakeholder concerns about the Company’s practices related to climate change and the Company’s business relationships with clients who operate in carbon-intensive industries.
The risks associated with climate change are changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties.
Our future growth and success will depend on our ability to compete effectively in a highly competitive environment.
We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, our competitive strategies have focused on attracting deposits in our local markets and growing our loan portfolio by emphasizing specific loan products in which we have significant experience and expertise, identifying and targeting markets in which we believe we can effectively compete with larger institutions and other competitors, and offering highly competitive pricing to borrowers with appropriate risk profiles. We compete for loans, deposits and other financial services with other commercial banks, credit unions, FinTechs, digital asset service providers, brokerage houses, mutual funds, insurance companies, real estate conduits, mortgage brokers and specialized finance companies. Many of our competitors offer products and services that we do not offer, and some offer loan structures and have underwriting standards that are not as restrictive as our required loan structures and underwriting standards. Some larger competitors have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans more aggressively than we do, and because of their larger capital bases, their underwriting practices for smaller loans may be subject to less regulatory scrutiny than they would be for smaller banks. Newer competitors may be more aggressive in pricing their products in order to increase their market share.
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
•continuous monitoring tools that can detect, alert on, respond to, and help mitigate cybersecurity threats in real-time;
•performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;
•third-party cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments, and other procedures which identify potential weaknesses in our systems and help validate and improve internal processes and tooling; and
•periodic cybersecurity training for our workforce.
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
From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations and financial condition. We continue to evolve our controls to mitigate these threats as effectively as we can reasonably foresee them occurring.
Our management team is responsible for the day-to-day management of risks we face, including our Chief Information Officer. Our current Chief Information Officer has over 20 years of technology experience, including 16 years in Banking.
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
As of February 19, 2025, HBT Financial, Inc. had approximately 113 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividends
During 2024, we paid quarterly cash dividends of $0.19 per share on our common stock. The quarterly cash dividend was increased to $0.21 per share on January 21, 2025. We expect to continue our policy of paying quarterly cash dividends. Our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.
Issuer Purchases of Equity Securities
On December 19, 2023, the Company’s board of directors approved a stock repurchase program that authorized the Company to repurchase up to $15 million of its common stock which expired on January 1, 2025 (the “2024 Repurchase Plan”). On December 17, 2024, the Company’s board of directors approved a new stock repurchase program that took effect upon the expiration of the old stock repurchase program and expires on January 1, 2026 (the “2025 Repurchase Plan”). The 2025 Repurchase Plan authorizes the Company to repurchase up to $15 million of its common stock. The timing of purchases and number of shares repurchased are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program could be suspended or discontinued at any time without notice.
The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
October 1 - 31, 2024	—	$—	—	$10,603
November 1 - 30, 2024	—	—	—	10,603
December 1 - 31, 2024	—	—	—	10,603
Total	—	$—	—	$10,603	(1)
__________________________________
(1)As of December 31, 2024, there was $10.6 million left under the 2024 Repurchase Plan, which expired on January 1, 2025. There are no longer any shares subject to repurchase under the 2024 Repurchase Plan. The 2025 Repurchase Plan took effect upon the expiration of the 2024 Repurchase Plan, and there remains $15.0 million in common stock subject to repurchase thereunder.
Unregistered Sales of Equity Securities
None.

Stock Performance Graph
The performance graph and table below compares the cumulative total return on the Company’s common stock from December 31, 2019 through December 31, 2024, with the cumulative total return of: (a) the Russell 2000 Index which reflects a broad equity market index and (b) the S&P 600 Small Cap Bank Index. The performance graph and table assume an initial investment of $100 and reinvestment of dividends. Returns are presented on a total return basis.
COMPARISON OF CUMULATIVE TOTAL RETURN

180
160
140
120
100
80
60
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
HBT Financial, Inc.
Russell 2000
S&P 600 Small Cap Bank Index

Index	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
HBT Financial, Inc.	$100.00	$83.45	$106.84	$115.44	$128.91	$138.91
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
S&P 600 Small Cap Bank Index	100.00	87.95	119.38	109.98	108.10	123.92
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
Management’s discussion and analysis should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 “Business”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Part II, Item 8 “Financial Statements and Supplementary Data”. Detailed discussion and analysis of the financial condition and results of operation for 2024 as compared to 2023 can be found below. Detailed discussion and analysis of the financial condition and results of operation for 2023 as compared to 2022 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. As of December 31, 2024, the Company had total assets of $5.0 billion, loans held for investment of $3.5 billion, and total deposits of $4.3 billion.
Market Area
As of December 31, 2024, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,676,842	$2,984,820	$1,693,794	$3,094,305
Chicago MSA	1,443,777	1,218,098	1,406,348	1,197,865
Illinois	3,120,619	4,202,918	3,100,142	4,292,170
Iowa	345,527	115,336	304,275	109,267
Total	$3,466,146	$4,318,254	$3,404,417	$4,401,437
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
Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million. Goodwill of $30.5 million was recorded in the acquisition. Total acquisition-related expenses were $13.7 million, including the recognition of an allowance for credit losses on non-purchased credit deteriorated loans (“non-PCD loans”) of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses, during the year ended December 31, 2023 and were $1.1 million during the year ended December 31, 2022. There were no acquisition-related expenses during the year ended December 31, 2024.

RESULTS OF OPERATIONS
Overview of Recent Financial Results

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022

Total interest and dividend income	$251,700	$228,999	$153,054
Total interest expense	62,850	37,927	7,180
Net interest income	188,850	191,072	145,874
Provision for credit losses	3,031	7,573	(706)
Net interest income after provision for credit losses	185,819	183,499	146,580
Total noninterest income	35,571	36,046	34,717
Total noninterest expense	124,007	130,964	105,107
Income before income tax expense	97,383	88,581	76,190
Income tax expense	25,603	22,739	19,734
Net income	$71,780	$65,842	$56,456

Adjusted net income (1)	$75,002	$78,182	$55,805

Pre-provision net revenue (1)	$100,414	$96,154	$75,484
Pre-provision net revenue less net charge-offs (recoveries) (1)	98,656	95,974	77,587
Adjusted pre-provision net revenue (1)	104,920	107,281	74,282
Adjusted pre-provision net revenue less net charge-offs (recoveries) (1)	103,162	107,101	76,385

Share and Per Share Information
Earnings per share - Diluted	$2.26	$2.07	$1.95
Adjusted earnings per share - Diluted (1)	2.37	2.46	1.93

Weighted average shares of common stock outstanding	31,590,117	31,626,308	28,853,697

Summary Ratios
Net interest margin	3.96%	4.09%	3.54%
Net interest margin (tax-equivalent basis) (1) (2)	4.01	4.15	3.60
Yield on loans	6.36	6.04	4.91
Yield on interest-earning assets	5.28	4.90	3.72
Cost of total deposits	1.30	0.60	0.07
Cost of funds	1.41	0.86	0.19

Efficiency ratio	53.99%	56.49%	57.72%
Efficiency ratio (tax-equivalent basis) (1) (2)	53.46	55.81	56.93
Adjusted efficiency ratio (tax-equivalent basis) (1)(2)	52.42	51.68	57.05

Return on average assets	1.43%	1.34%	1.32%
Return on average stockholders' equity	13.93	14.60	14.73
Return on average tangible common equity (1)	16.45	17.63	16.02

Adjusted return on average assets (1)	1.50%	1.59%	1.31%
Adjusted return on average stockholders' equity (1)	14.55	17.34	14.56
Adjusted return on average tangible common equity (1)	17.19	20.94	15.83
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
For the year ended December 31, 2024, net income was $71.8 million, increasing by $5.9 million, or 9.0%, when compared to net income for the year ended December 31, 2023. Notable changes include the following:
•There were no Town and Country acquisition-related expenses during the year ended December 31, 2024, compared to $13.7 million of acquisition-related expenses incurred during the year ended December 31, 2023;
•Net losses of $3.7 million were realized on the sale of debt securities during the year ended December 31, 2024, compared to net losses of $1.8 million realized during the year ended December 31, 2023;
•A $2.2 million decrease in net interest income, primarily attributable to higher funding costs which were partially offset by higher asset yields and an increase in interest-earning assets;
•A $0.2 million negative mortgage servicing rights fair value adjustment included in the 2024 results, compared to a $1.6 million negative mortgage servicing rights fair value adjustment included in the 2023 results; and
•A $2.9 million increase in income tax expense, primarily reflecting higher pre-tax income resulting from the above items as well as an additional $0.5 million for a deferred tax expense write-down, primarily as a result of an Illinois tax change. This increased our effective tax rate to 26.3% during the year ended December 31, 2024, compared to 25.7% during the year ended December 31, 2023.
Net Interest Income
Net interest income equals the excess of interest income on interest earning assets (including discount accretion on acquired loans plus certain loan fees) over interest expense incurred on interest-bearing liabilities. Net interest margin, which is expressed as the percentage of net interest income to average interest-earning assets, is utilized to measure and explain changes in net interest income.
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

	Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
(dollars in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost

ASSETS
Loans	$3,378,059	$214,863	6.36%	$3,231,736	$195,197	6.04%	$2,514,549	$123,478	4.91%
Debt securities	1,200,444	27,903	2.32	1,343,419	29,971	2.23	1,396,704	27,806	1.99
Deposits with banks	178,436	8,272	4.64	84,544	3,020	3.57	197,030	1,541	0.78
Other	12,732	662	5.20	15,326	811	5.29	9,841	229	2.33
Total interest-earning assets	4,769,671	$251,700	5.28%	4,675,025	$228,999	4.90%	4,118,124	$153,054	3.72%
Allowance for credit losses	(40,694)			(37,504)			(24,703)
Noninterest-earning assets	279,106			290,383			176,452
Total assets	$5,008,083			$4,927,904			$4,269,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,106,136	$5,499	0.50%	$1,188,680	$3,130	0.26%	$1,141,402	$607	0.05%
Money market	797,444	18,637	2.34	669,118	7,352	1.10	582,514	813	0.14
Savings	584,769	1,621	0.28	661,424	1,033	0.16	650,385	208	0.03
Time	757,456	28,183	3.72	481,466	10,784	2.24	283,232	883	0.31
Brokered	38,286	2,107	5.50	52,724	2,836	5.38	—	—	—
Total interest-bearing deposits	3,284,091	56,047	1.71	3,053,412	25,135	0.82	2,657,533	2,511	0.09
Securities sold under agreements to repurchase	30,984	594	1.92	35,450	255	0.72	51,554	36	0.07
Borrowings	13,383	480	3.59	139,817	7,128	5.10	26,468	967	3.65
Subordinated notes	39,514	1,879	4.75	39,434	1,879	4.76	39,355	1,879	4.77
Junior subordinated debentures issued to capital trusts	52,819	3,850	7.29	51,489	3,530	6.86	37,746	1,787	4.73
Total interest-bearing liabilities	3,420,791	$62,850	1.84%	3,319,602	$37,927	1.14%	2,812,656	$7,180	0.26%
Noninterest-bearing deposits	1,033,811			1,113,300			1,051,187
Noninterest-bearing liabilities	38,113			44,074			22,724
Total liabilities	4,492,715			4,476,976			3,886,567
Stockholders' Equity	515,368			450,928			383,306
Total liabilities and stockholders’ equity	$5,008,083			$4,927,904			$4,269,873

Net interest income/Net interest margin (1)		$188,850	3.96%		$191,072	4.09%		$145,874	3.54%
Tax-equivalent adjustment (2)		2,242	0.05		2,758	0.06		2,499	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$191,092	4.01%		$193,830	4.15%		$148,373	3.60%
Net interest rate spread (4)			3.44%			3.76%			3.46%
Net interest-earning assets (5)	$1,348,880			$1,355,423			$1,305,468
Ratio of interest-earning assets to interest-bearing liabilities	1.39			1.41			1.46
Cost of total deposits			1.30%			0.60%			0.07%
Cost of funds			1.41			0.86			0.19
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Year Ended December 31,
	2024		2023		2022
(dollars in thousands)	Interest	Yield Contribution	Interest	Yield Contribution	Interest	Yield Contribution

Contractual interest	$205,031	6.07%	$185,772	5.75%	$113,775	4.52%
Loan fees (excluding PPP loans)	4,264	0.13	4,584	0.14	4,454	0.18
PPP loan fees	1	—	2	—	1,488	0.06
Accretion of acquired loan discounts	4,450	0.13	4,136	0.13	933	0.04
Nonaccrual interest recoveries	1,117	0.03	703	0.02	2,828	0.11
Total loan interest income	$214,863	6.36%	$195,197	6.04%	$123,478	4.91%
The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Year Ended December 31,
	2024		2023		2022
(dollars in thousands)	Interest	Net Interest Margin Contribution	Interest	Net Interest Margin Contribution	Interest	Net Interest Margin Contribution

Interest income:
Contractual interest on loans	$205,031	4.30%	$185,772	3.97%	$113,775	2.76%
Loan fees (excluding PPP loans)	4,264	0.09	4,584	0.10	4,454	0.11
PPP loan fees	1	—	2	—	1,488	0.04
Accretion of acquired loan discounts	4,450	0.09	4,136	0.09	933	0.02
Nonaccrual interest recoveries	1,117	0.02	703	0.02	2,828	0.07
Debt securities	27,903	0.59	29,971	0.64	27,806	0.67
Interest-bearing deposits in bank	8,272	0.18	3,020	0.06	1,541	0.04
Other	662	0.01	811	0.02	229	0.01
Total interest income	251,700	5.28	228,999	4.90	153,054	3.72

Interest expense:
Deposits	56,047	1.18	25,135	0.54	2,511	0.07
Other interest-bearing liabilities	6,803	0.14	12,792	0.27	4,669	0.11
Total interest expense	62,850	1.32	37,927	0.81	7,180	0.18
Net interest income	188,850	3.96	191,072	4.09	145,874	3.54
Tax-equivalent adjustment (1)	2,242	0.05	2,758	0.06	2,499	0.06
Net interest income (tax-equivalent) (1) (2)	$191,092	4.01%	$193,830	4.15%	$148,373	3.60%
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

	Year Ended December 31, 2024 vs. Year Ended December 31, 2023			Year Ended December 31, 2023 vs. Year Ended December 31, 2022
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$9,054	$10,612	$19,666	$39,701	$32,018	$71,719
Debt securities	(3,286)	1,218	(2,068)	(1,092)	3,257	2,165
Deposits with banks	4,141	1,111	5,252	(1,312)	2,791	1,479
Other	(136)	(13)	(149)	177	405	582
Total interest-earning assets	9,773	12,928	22,701	37,474	38,471	75,945

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	(231)	2,600	2,369	26	2,497	2,523
Money market	1,641	9,644	11,285	139	6,400	6,539
Savings	(132)	720	588	4	821	825
Time	8,080	9,319	17,399	1,007	8,894	9,901
Brokered	(794)	65	(729)	2,836	—	2,836
Total interest-bearing deposits	8,564	22,348	30,912	4,012	18,612	22,624
Securities sold under agreements to repurchase	(36)	375	339	(15)	234	219
Borrowings	(5,008)	(1,640)	(6,648)	5,640	521	6,161
Subordinated notes	4	(4)	—	4	(4)	—
Junior subordinated debentures issued to capital trusts	93	227	320	781	962	1,743
Total interest-bearing liabilities	3,617	21,306	24,923	10,422	20,325	30,747
Change in net interest income	$6,156	$(8,378)	$(2,222)	$27,052	$18,146	$45,198
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Net interest income for the year ended December 31, 2024 was $188.9 million, decreasing $2.2 million, or 1.2%, when compared to the year ended December 31, 2023. The decrease is primarily attributable to an increase in funding costs which were partially offset by higher yields on interest-earning assets and higher interest-earning asset balances following the Town and Country merger.
Net interest margin decreased to 3.96% for the year ended December 31, 2024, compared to 4.09% for the year ended December 31, 2023. The decrease was primarily attributable to increases in funding costs outpacing increases in interest-earning asset yields. Additionally, the contribution of acquired loan discount accretion to net interest margin was 9 basis points for each of the years ended December 31, 2024 and 2023.

The quarterly net interest margins were as follows:

	2024	2023	2022
Three months ended:
March 31	3.94%	4.20%	3.08%
June 30	3.95	4.16	3.34
September 30	3.98	4.07	3.65
December 31	3.96	3.93	4.10
The FOMC began raising the target range for the federal funds rate in March 2022 and continued raising interest rates until its July 2023 meeting. As a result, market interest rates also rose during this time which led to improvements in our net interest margin through the first quarter of 2023. Our net interest margin decreased modestly beginning in the second quarter of 2023, as increased competition for deposits drove an increase in our funding costs. This continued during the remainder of 2023 with increases in funding costs outpacing increases in interest-earning asset yields. Our deposit balances and funding costs began to stabilize during the first quarter of 2024 while yields on loans continued to increase and debt securities continued to reprice at higher rates.
The FOMC began lowering interest rates in September 2024, with the target range for the federal funds rate decreasing by 100 basis points to a range of 4.25% to 4.50% by the end of 2024. This decrease, and potential future decreases, may put downward pressure on our net interest margin, as the negative impact on floating rate loans may not be fully offset by the positive impacts of maturing fixed rate loans and securities repricing at higher rates or potential decreases in deposit costs. Generally, we expect increases in market interest rates will increase our net interest income and net interest margin in future periods, while decreases in market interest rates may decrease our net interest income and net interest margin in future periods; however, this depends upon the timing and extent of interest rate fluctuations and may not always be the case.

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

PROVISION FOR CREDIT LOSSES
Loans	$3,754	$6,665	$(706)
Unfunded lending-related commitments	(723)	908	—
Total provision for credit losses	$3,031	$7,573	$(706)
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The Company recorded a provision for credit losses of $3.0 million for the year ended December 31, 2024. The 2024 provision for credit losses primarily reflects a $4.0 million increase in required reserves resulting from changes in qualitative factors; an $0.8 million increase in required reserves driven by changes within the loan portfolio; a $1.2 million decrease in specific reserves on individually evaluated loans; and a $0.6 million decrease in required reserves resulting from improvements in economic forecasts.
Additionally, the 2023 results included the recognition of an allowance for credit losses on non-PCD loans of $5.2 million and an allowance for credit losses on unfunded commitments of $0.7 million through provision for credit losses which were related to the Town and Country acquisition.
Credit losses are highly dependent on current and forecast economic conditions. Potential deterioration of economic conditions may lead to higher credit losses and adversely impact our financial condition and results of operations. The economic forecasts utilized in estimating the allowance for credit losses on loans and lending-related unfunded commitments include the unemployment rate and changes in gross domestic product ("GDP") as macroeconomic variables, although other economic metrics are considered on a qualitative basis.

Noninterest Income
The following table sets forth the major categories of noninterest income for the years indicated:

	Year Ended December 31,				Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change

Card income	$11,051	$11,043	$8	0.1%	$11,043	$10,329	$714	6.9%
Wealth management fees	10,978	9,883	1,095	11.1	9,883	9,155	728	8.0
Service charges on deposit accounts	7,932	7,846	86	1.1	7,846	7,072	774	10.9
Mortgage servicing	4,437	4,678	(241)	(5.2)	4,678	2,609	2,069	79.3
Mortgage servicing rights fair value adjustment	(174)	(1,615)	1,441	NM	(1,615)	2,153	(3,768)	NM
Gains on sale of mortgage loans	1,611	1,526	85	5.6	1,526	1,461	65	4.4
Realized gains (losses) on sales of securities	(3,697)	(1,820)	(1,877)	NM	(1,820)	—	(1,820)	NM
Unrealized gains (losses) on equity securities	(59)	160	(219)	NM	160	(414)	574	NM
Gains (losses) on foreclosed assets	22	501	(479)	(95.6)	501	(314)	815	NM
Gains (losses) on other assets	(635)	166	(801)	NM	166	136	30	22.1
Income on bank owned life insurance	915	573	342	59.7	573	164	409	249.4
Other noninterest income	3,190	3,105	85	2.7	3,105	2,366	739	31.2
Total	$35,571	$36,046	$(475)	(1.3)%	$36,046	$34,717	$1,329	3.8%
_________________________________________________
NM    Not meaningful.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Total noninterest income for the year ended December 31, 2024, was $35.6 million, a decrease of $0.5 million, or 1.3%, from the year ended December 31, 2023. Notable changes in noninterest income include the following:
•Net losses of $3.7 million were realized on the sale of debt securities during the year ended December 31, 2024, compared to net losses of $1.8 million realized during the year ended December 31, 2023;
•A $0.2 million negative mortgage servicing rights fair value adjustment included in the 2024 results, compared to a $1.6 million negative mortgage servicing rights fair value adjustment included in the 2023 results;
•A $1.1 million increase in wealth management fees, driven by higher values of assets under management, partially offset by lower farm management fees as a result of lower commodity prices;
•Impairment losses on bank premises of $0.6 million related to the closure of two branch premises were recognized during 2024, compared to a $0.1 million gain on sales of closed branch premises recognized during 2023; and
•A $0.3 million increase in income on bank owned life insurance, primarily attributable to a $0.2 million gain on life insurance proceeds.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the years indicated:

	Year Ended December 31,				Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change

Salaries	$65,130	$67,453	$(2,323)	(3.4)%	$67,453	$51,767	$15,686	30.3%
Employee benefits	11,311	10,037	1,274	12.7	10,037	8,325	1,712	20.6
Occupancy of bank premises	10,293	9,918	375	3.8	9,918	7,673	2,245	29.3
Furniture and equipment	2,004	2,790	(786)	(28.2)	2,790	2,476	314	12.7
Data processing	11,169	12,352	(1,183)	(9.6)	12,352	7,441	4,911	66.0
Marketing and customer relations	4,320	5,043	(723)	(14.3)	5,043	3,803	1,240	32.6
Amortization of intangible assets	2,839	2,670	169	6.3	2,670	873	1,797	205.8
FDIC insurance	2,254	2,280	(26)	(1.1)	2,280	1,164	1,116	95.9
Loan collection and servicing	2,056	1,402	654	46.6	1,402	1,049	353	33.7
Foreclosed assets	109	251	(142)	(56.6)	251	293	(42)	(14.3)
Other noninterest expense	12,522	16,768	(4,246)	(25.3)	16,768	20,243	(3,475)	(17.2)
Total	$124,007	$130,964	$(6,957)	(5.3)%	$130,964	$105,107	$25,857	24.6%
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Total noninterest expense for the year ended December 31, 2024, was $124.0 million, a decrease of $7.0 million, or 5.3%, from the year ended December 31, 2023. Notable changes in noninterest expense include the following:
•There were no Town and Country acquisition-related noninterest expenses for the year ended December 31, 2024, but acquisition-related noninterest expenses totaled $7.8 million for the year ended December 31, 2023;
•Excluding Town and Country acquisition-related expenses, the $1.3 million increase in salaries expense was primarily driven by annual merit increases;
•The $1.3 million increase in employee benefits expense was primarily attributable to higher medical benefits expenses; and
•Excluding Town and Country acquisition-related expenses, the $2.3 million decrease in other noninterest expense primarily reflects the absence of $0.8 million of legal fees and $1.0 million of accruals related to litigation matters disclosed in Note 23 to the Company's Consolidated Financial Statements in this Annual Report on Form 10-K.
Income Taxes
During the years ended December 31, 2024 and 2023, we recorded income tax expense of $25.6 million, or an effective tax rate of 26.3%, and $22.7 million, or an effective tax rate of 25.7%, respectively. The increase in effective tax rate during 2024 was primarily attributable to an additional $0.5 million of tax expense for a deferred tax asset write-down, as a result of an Illinois tax change, as well as changes in the proportion of federally tax-exempt interest income to pre-tax income.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	December 31, 2024	December 31, 2023	$ Change	% Change

Cash and cash equivalents	$137,692	$141,252	$(3,560)	(2.5)%
Debt securities available-for-sale, at fair value	698,049	759,461	(61,412)	(8.1)
Debt securities held-to-maturity	499,858	521,439	(21,581)	(4.1)
Loans held for sale	1,586	2,318	(732)	(31.6)

Loans, before allowance for credit losses	3,466,146	3,404,417	61,729	1.8
Less: allowance for credit losses	42,044	40,048	1,996	5.0
Loans, net of allowance for credit losses	3,424,102	3,364,369	59,733	1.8

Goodwill	59,820	59,820	—	—
Intangible assets, net	17,843	20,682	(2,839)	(13.7)
Other assets	193,952	203,829	(9,877)	(4.8)
Total assets	$5,032,902	$5,073,170	$(40,268)	(0.8)%

Total deposits	$4,318,254	$4,401,437	$(83,183)	(1.9)%
Securities sold under agreements to repurchase	28,969	42,442	(13,473)	(31.7)
Borrowings	13,231	12,623	608	4.8
Subordinated notes	39,553	39,474	79	0.2
Junior subordinated debentures	52,849	52,789	60	0.1
Other liabilities	35,441	34,909	532	1.5
Total liabilities	4,488,297	4,583,674	(95,377)	(2.1)
Total stockholders' equity	544,605	489,496	55,109	11.3
Total liabilities and stockholders' equity	$5,032,902	$5,073,170	$(40,268)	(0.8)%

Tangible assets (1)	$4,955,239	$4,992,668	$(37,429)	(0.7)%
Tangible common equity (1)	466,942	408,994	57,948	14.2

Core deposits (1)	$4,116,058	$4,126,374	$(10,316)	(0.3)%

Share and Per Share Information
Book value per share	$17.26	$15.44	$1.82	11.8%
Tangible book value per share (1)	14.80	12.90	1.90	14.7

Shares of common stock outstanding	31,559,366	31,695,828

Balance Sheet Ratios
Loan to deposit ratio	80.27%	77.35%
Core deposits to total deposits (1)	95.32	93.75
Stockholders' equity to total assets	10.82	9.65
Tangible common equity to tangible assets (1)	9.42	8.19
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•Debt securities decreased $83.0 million, largely due to the sale of $69.2 million of municipal securities with sales proceeds primarily used to reduce wholesale funding. Additionally, paydowns, maturities, and calls of debt securities generated another $126.3 million of cash proceeds with $105.1 million being reinvested into debt securities at higher yields;
•Loans increased by $61.7 million, primarily attributable to new originations to recurring customers; and
•Total deposits decreased by $83.2 million, primarily attributable to a $144.9 million decrease in brokered deposits. Deposit balances continued to shift towards higher cost deposit products, such as time deposits, which increased $158.2 million, including the addition of $65.0 million of time deposits from a State of Illinois loan matching program.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	December 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$428,389	12.4%	$427,800	12.6%
Commercial real estate - owner occupied	322,316	9.3	295,842	8.7
Commercial real estate - non-owner occupied	899,565	25.9	880,681	25.9
Construction and land development	374,657	10.8	363,983	10.7
Multi-family	431,524	12.4	417,923	12.3
One-to-four family residential	463,968	13.4	491,508	14.4
Agricultural and farmland	293,375	8.5	287,294	8.4
Municipal, consumer, and other	252,352	7.3	239,386	7.0
Loans, before allowance for credit losses	3,466,146	100.0%	3,404,417	100.0%
Allowance for credit losses	(42,044)		(40,048)
Loans, net of allowance for credit losses	$3,424,102		$3,364,369
Loans, before allowance for credit losses were $3.47 billion at December 31, 2024, an increase of $61.7 million, or 1.8%, from December 31, 2023. Notable changes include the following:
•A $10.7 million increase in construction loans primarily attributable to draws on existing construction projects and new construction loans to existing customers which were mostly offset by transfers of completed projects into other categories.
•An $18.9 million increase in commercial real estate – non-owner occupied loans and a $13.6 million increase in multi-family loans, primarily attributable to completed construction projects transferred from the construction and land development category, partially offset by early payoffs; and
•During 2024, we purchased pools of commercial and industrial loans totaling $14.6 million. One pool included equipment finance loans purchased from a bank that originated the loans through its equipment finance division to borrowers across multiple industries and geographic regions. The remaining pool consisted of loans originated by a financial services company with a long-standing history of originating loans to healthcare and professional service borrowers across multiple geographic regions.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of December 31, 2024 was as follows:

	December 31, 2024
(dollars in thousands)	Balance	Substandard Risk Rating

Manufacturing	$44,718	$333
Health care and social assistance	38,658	319
Auto repair and dealers	33,991	—
Accommodation and food services	31,217	3,993
Retail trade	27,331	—
Real estate, rental, and leasing	21,430	26
Wholesale trade	20,055	—
Construction	19,777	1,405
Grain elevators	19,058	—
Arts, entertainment, and recreation	12,457	77
Other services (except public administration)	11,942	—
Administrative and support services	11,929	—
Professional, scientific, and technical services	8,312	—
Agriculture, forestry, fishing, and hunting	6,634	—
Education services	6,537	1,331
Finance and insurance	4,916	—
Other	3,354	—
Total	$322,316	$7,484
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of December 31, 2024 was as follows:

	December 31, 2024
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Warehouse and manufacturing	$189,982	$—	56%
Retail	179,843	9,191	55
Office	159,198	4,854	56
Senior Living	107,742	12,912	56
Hotel	86,151	7,527	55
Mixed use (commercial and residential)	67,103	—	63
Medical office	33,893	—	58
Gas station	24,780	—	62
Auto repair and dealers	20,697	—	54
Restaurant and bar	12,653	—	60
Other	17,523	—	55
Total	$899,565	$34,484	56%
________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $431.5 million as of December 31, 2024, and are primarily made based on projected cash flows from the rental or sale of the underlying collateral. As of December 31, 2024, multi-family loans had a weighted average LTV of 57%, based on the most recent appraisals available, which are generally obtained at the time of origination.

Management’s disciplined approach to credit risk management is exercised through portfolio diversification, robust underwriting policies, and routine loan monitoring practices in order to identify and mitigate any credit weakness as early as possible. Management continually monitors and evaluates commercial real estate concentrations by property class, industry, and relative to the Bank’s regulatory capital to remain in line with board-established limits and adapt to changing industry conditions. A centralized credit underwriting group, independent of the originating lender, evaluates a vast majority of the commercial exposures over $750 thousand annually, if not more frequently, through a standardized credit review process to ensure uniform application of policies and procedures as well as analyze credit performance. All loans require appropriate internal approval, with a centralized credit approval group reviewing all exposures over $500 thousand. Additionally, a robust internal review process reviews more than 45% of loan commitments on a rolling 24 month basis that is in addition to an annual third-party review of a sample of the portfolio.
Beginning in the fourth quarter of 2022 in response to the rapid increase in interest rates, we have prepared quarterly cash flow stress tests for our commercial real estate – non-owner occupied and multi-family loans. For commercial real estate – non-owner occupied and multi-family loans over $1 million, we evaluate the impact of current interest rates on the underlying cash flows of the properties securing these loans, based on the most recent cash flow data available. This testing is completed in addition to the various sensitivity testing completed at the initial extension of credit. Individual credits with a maturity scheduled within the next five quarters that are presenting stress under current renewal terms are identified, so that ample time is available to develop solutions to manage credit risk.

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of December 31, 2024. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$231,936	$141,237	$55,216	$—	$428,389
Commercial real estate - owner occupied	56,155	169,625	78,702	17,834	322,316
Commercial real estate - non-owner occupied	186,116	595,846	117,141	462	899,565
Construction and land development	179,950	170,567	13,993	10,147	374,657
Multi-family	114,333	269,453	46,423	1,315	431,524
One-to-four family residential	59,928	185,319	92,888	125,833	463,968
Agricultural and farmland	131,229	120,044	36,665	5,437	293,375
Municipal, consumer, and other	102,559	52,008	67,045	30,740	252,352
Total	$1,062,206	$1,704,099	$508,073	$191,768	$3,466,146
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$41,830	$6,770	$48,600	$147,853	$196,453
Commercial real estate - owner occupied	58,037	43,707	101,744	164,417	266,161
Commercial real estate - non-owner occupied	92,372	18,285	110,657	602,792	713,449
Construction and land development	59,498	11,027	70,525	124,182	194,707
Multi-family	60,555	17,957	78,512	238,679	317,191
One-to-four family residential	81,134	56,056	137,190	266,850	404,040
Agricultural and farmland	4,101	10,741	14,842	147,304	162,146
Municipal, consumer, and other	32,964	18,534	51,498	98,295	149,793
Total	$430,491	$183,077	$613,568	$1,790,372	$2,403,940

Nonperforming Assets
Our nonperforming loans and nonperforming assets were as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023

NONPERFORMING ASSETS
Nonaccrual	$7,652	$7,820
Past due 90 days or more, still accruing	4	37
Total nonperforming loans	7,656	7,857
Foreclosed assets	367	852
Total nonperforming assets	$8,023	$8,709

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$1,573	$2,641

Allowance for credit losses	$42,044	$40,048
Loans, before allowance for credit losses	3,466,146	3,404,417

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.21%	1.18%
Allowance for credit losses to nonaccrual loans	549.45	512.12
Allowance for credit losses to nonperforming loans	549.16	509.71
Nonaccrual loans to loans, before allowance for credit losses	0.22	0.23
Nonperforming loans to loans, before allowance for credit losses	0.22	0.23
Nonperforming assets to total assets	0.16	0.17
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.23	0.26
Total nonperforming assets were $8.0 million at December 31, 2024, a slight decrease when compared to $8.7 million at December 31, 2023. The slight decrease was primarily attributable to sales of foreclosed assets and a decrease in nonaccrual one-to-four family residential loans. Additionally, of the $7.7 million of nonperforming loans held as of December 31, 2024, $1.6 million are either wholly or partially guaranteed by the U.S. Government.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023

Pass	$3,264,396	$3,241,889
Pass-watch	83,947	98,206
Special mention (1)	46,590	—
Substandard	71,213	64,322
Total	$3,466,146	$3,404,417
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
Loans rated pass-watch or worse increased $39.2 million, or 24.1%, from December 31, 2023 to December 31, 2024, primarily attributable to downgrades within the agricultural and farmland, commercial and industrial, and construction and land development segments.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans by loan category.

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Net charge-offs (recoveries)
Commercial and industrial	$1,300	$369	$(751)
Commercial real estate - owner occupied	(10)	(13)	(1,006)
Commercial real estate - non-owner occupied	(586)	(66)	(283)
Construction and land development	(3)	(53)	(1)
Multi-family	188	(281)	—
One-to-four family residential	(142)	(152)	(302)
Agricultural and farmland	51	(6)	—
Municipal, consumer, and other	960	382	240
Total	$1,758	$180	$(2,103)

Average loans
Commercial and industrial	$402,936	$370,255	$268,765
Commercial real estate - owner occupied	294,847	290,489	219,127
Commercial real estate - non-owner occupied	886,903	874,661	695,230
Construction and land development	364,138	368,111	340,831
Multi-family	423,532	372,201	258,490
One-to-four family residential	482,984	476,856	328,656
Agricultural and farmland	285,747	254,106	233,349
Municipal, consumer, and other	236,972	225,057	170,101
Total	$3,378,059	$3,231,736	$2,514,549

Charge-offs (recoveries) to average loans
Commercial and industrial	0.32%	0.10%	(0.28)%
Commercial real estate - owner occupied	—	—	(0.46)
Commercial real estate - non-owner occupied	(0.07)	(0.01)	(0.04)
Construction and land development	—	(0.01)	—
Multi-family	0.04	(0.08)	—
One-to-four family residential	(0.03)	(0.03)	(0.09)
Agricultural and farmland	0.02	—	—
Municipal, consumer, and other	0.41	0.17	0.14
Total	0.05%	0.01%	(0.08)%
The net charge-offs (recoveries) to average total loans ratio has remained low for several years. While we believe our continuous credit monitoring and collection efforts have resulted in lower levels of credit losses, we also recognize that substantial federal economic stimulus during the COVID-19 pandemic and the relatively stable economic conditions after the pandemic have also contributed to reduced credit losses.
Additionally, heightened net charge-offs within the commercial and industrial segment are primarily related to equipment finance loans which were purchased as part of a pool of loans during 2023.

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of December 31, 2024, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	December 31, 2024
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$30,011	1.46%	$—	—%	$30,011	1.46%
U.S. government agency	12,395	2.69	—	—	12,395	2.69
Municipal	3,437	2.54	7,084	3.05	10,521	2.89
Mortgage-backed:
Agency residential	138	3.10	—	—	138	3.10
Agency commercial	5,041	1.56	—	—	5,041	1.56
Total	$51,022	1.85%	$7,084	3.05%	$58,106	2.00%
Due after 1 year through 5 years
U.S. Treasury	$70,026	1.25%	$—	—%	$70,026	1.25%
U.S. government agency	26,905	2.36	34,952	2.22	61,857	2.28
Municipal	56,385	1.61	17,398	3.11	73,783	1.97
Mortgage-backed:
Agency residential	8,934	2.73	11,170	2.13	20,104	2.40
Agency commercial	64,017	1.81	83,406	2.29	147,423	2.08
Corporate	24,953	5.12	—	—	24,953	5.12
Total	$251,220	2.03%	$146,926	2.36%	$398,146	2.15%
Due after 5 years through 10 years
U.S. Treasury	$19,653	1.62%	$—	—%	$19,653	1.62%
U.S. government agency	16,442	3.40	53,520	2.64	69,962	2.82
Municipal	74,310	1.77	9,125	3.65	83,435	1.98
Mortgage-backed:
Agency residential	58,048	2.14	—	—	58,048	2.14
Agency commercial	22,019	1.66	167,059	1.85	189,078	1.83
Corporate	34,779	4.52	—	—	34,779	4.52
Total	$225,251	2.38%	$229,704	2.11%	$454,955	2.25%
Due after 10 years
Municipal	$16,031	1.71%	$2,255	3.43%	$18,286	1.92%
Mortgage-backed:
Agency residential	174,222	3.92	74,473	3.64	248,695	3.83
Agency commercial	37,746	2.47	39,416	1.89	77,162	2.17
Corporate	2,000	4.50	—	—	2,000	4.50
Total	$229,999	3.53%	$116,144	3.04%	$346,143	3.37%
Total
U.S. Treasury	$119,690	1.36%	$—	—%	$119,690	1.36%
U.S. government agency	55,742	2.74	88,472	2.48	144,214	2.58
Municipal	150,163	1.72	35,862	3.26	186,025	2.02
Mortgage-backed:
Agency residential	241,342	3.45	85,643	3.44	326,985	3.44
Agency commercial	128,823	1.96	289,881	1.98	418,704	1.98
Corporate	61,732	4.76	—	—	61,732	4.76
Total	$757,492	2.58%	$499,858	2.41%	$1,257,350	2.51%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs. Additionally, we continue to add and improve digital banking services to solidify deposit relationships.
The following table sets forth the distribution of average deposits, by account type:

	Year Ended December 31, 2024			Percent Change in Average Balance 2024 vs. 2023
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost

Noninterest-bearing	$1,033,811	23.9%	—%	(7.1)%
Interest-bearing demand	1,106,136	25.6	0.50	(6.9)
Money market	797,444	18.6	2.34	19.2
Savings	584,769	13.5	0.28	(11.6)
Time	757,456	17.5	3.72	57.3
Brokered	38,286	0.9	5.50	(27.4)
Total deposits	$4,317,902	100.0%	1.30%	3.6%

	Year Ended December 31, 2023			Percent Change in Average Balance 2023 vs. 2022
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost

Noninterest-bearing	$1,113,300	26.7%	—%	5.9%
Interest-bearing demand	1,188,680	28.5	0.26	4.1
Money market	669,118	16.1	1.10	14.9
Savings	661,424	15.9	0.16	1.7
Time	481,466	11.5	2.24	70.0
Brokered	52,724	1.3	5.38	100.0
Total deposits	$4,166,712	100.0%	0.60%	12.3%

	Year Ended December 31, 2022
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost

Noninterest-bearing	$1,051,187	28.4%	—%
Interest-bearing demand	1,141,402	30.8	0.05
Money market	582,514	15.7	0.14
Savings	650,385	17.5	0.03
Time	283,232	7.6	0.31
Brokered	—	—	—
Total deposits	$3,708,720	100.0%	0.07%
The increase in average deposit balances in 2024 compared to 2023 was primarily attributable to increases in time deposits, including the addition of $65.0 million from a State of Illinois loan matching program, and money market accounts as balances continued to shift towards higher cost deposit products. Partially offsetting these increases was a decrease in brokered deposits due to planned repayment at scheduled maturity. As a result of these changes, deposit costs increased during 2024 compared to 2023.

The following table sets forth time deposits by remaining maturity as of December 31, 2024:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time deposits:
Amounts less than $100,000	$139,856	$96,944	$64,947	$28,486	$330,233
Amounts of $100,000 or more but less than $250,000	117,795	76,462	47,624	11,120	253,001
Amounts of $250,000 or more	105,284	72,534	21,295	3,083	202,196
Total time deposits	$362,935	$245,940	$133,866	$42,689	$785,430
As of December 31, 2024 and 2023, the Bank’s uninsured deposits were estimated to be $949.4 million and $867.7 million, respectively.
Securities Sold Under Agreements to Repurchase
All securities sold under agreements to repurchase are sweep instruments, maturing daily. The securities underlying the agreements are held under our control in safekeeping at third-party financial institutions, and include debt securities.

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase.

	As of or for the Years Ended December 31,
(dollars in thousands)	2024	2023	2022

Balance at end of year	$28,969	$42,442	$43,081
Average balance during year	30,984	35,450	51,554
Average interest rate during year	1.92%	0.72%	0.07%
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

Our use of FHLB advances and other borrowings was nominal during the first half of 2022, but increased during the second half of 2022 and throughout most of 2023 to fund increases in loan demand and to offset a decrease in deposits. Our use of FHLB advances and other borrowings returned to nominal levels during 2024, with loan demand funded primarily through cash flows from the debt securities portfolio.

The following table sets forth information concerning balances and interest rates on our borrowings.

	As of or for the Years Ended December 31,
(dollars in thousands)	2024	2023	2022

Balance at end of year
FHLB advances	$13,231	$12,623	$160,000
Federal Reserve discount window	—	—	—
Federal funds purchased	—	—	—
Total borrowings	$13,231	$12,623	$160,000

Average balance during year
FHLB advances	$13,301	$139,554	$25,934
Federal Reserve discount window	—	3	—
Federal funds purchased	82	260	534
Total borrowings	$13,383	$139,817	$26,468

Average interest rate during year
FHLB advances	3.57%	5.10%	3.68%
Federal Reserve discount window	—	5.25	—
Federal funds purchased	5.93	5.56	2.11
Total borrowings	3.59	5.10	3.65
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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of December 31, 2024 and December 31, 2023, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	December 31, 2024	December 31, 2023

Cash and cash equivalents	$137,692	$141,252
Fair value of unpledged securities	705,106	827,760
Total cash and unpledged securities	$842,798	$969,012

Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of December 31, 2024, our current borrowings and additional available borrowing capacity were as follows:

	December 31, 2024
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$13,231	$1,019,027
Federal Reserve	—	91,860
Federal funds lines of credit	—	80,000
Total	$13,231	$1,190,887
Further, the Bank could utilize brokered deposits as an additional source of liquidity, as needed.
As of December 31, 2024, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of December 31, 2024, the Bank had no material commitments for capital expenditures.
Holding Company Liquidity
The Holding Company, or HBT Financial on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of December 31, 2024, the Holding Company had cash and cash equivalents of $16.2 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the Illinois Department of Financial and Professional Regulation. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Holding Company’s ability to meet its ongoing short-term cash obligations. During the years ended December 31, 2024, 2023, and 2022, the Bank paid $34.0 million, $64.0 million, and $28.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the years ended December 31, 2024, 2023, and 2022, holding company operating expenses consisted of interest expense of $5.7 million, $5.4 million, and $3.7 million, respectively, and other operating expenses of $4.1 million, $5.5 million, and $5.3 million, respectively.
Additionally, the Holding Company paid $24.2 million, $21.9 million, and $18.6 million of dividends to stockholders during the years ended December 31, 2024, 2023, and 2022, respectively. The Holding Company also paid $38.0 million in cash consideration in the acquisition of Town and Country during 2023.
As of December 31, 2024, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of December 31, 2024, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of December 31, 2024, the Holding Company had no material commitments for capital expenditures.

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
As of December 31, 2024 and 2023, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.
The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	December 31, 2024	December 31, 2023	For Capital Adequacy Purposes With Capital Conservation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	16.51%	15.33%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	14.50	13.42	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	13.21	12.12	7.00	N/A
Tier 1 Capital (to Average Assets)	11.51	10.49	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	16.11%	14.92%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	15.10	14.01	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	15.10	14.01	7.00	6.50
Tier 1 Capital (to Average Assets)	11.98	10.96	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of December 31, 2024, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
The Company paid quarterly cash dividends of $0.19 per share during 2024, $0.17 per share during 2023, and $0.16 per share during 2022. On January 21, 2025, the Company’s Board of Directors increased the quarterly cash dividend by $0.02 per share to $0.21 per share.

Stock Repurchase Program
The Company repurchased 232,803 shares of its common stock at a weighted average price of $18.89 during 2024, 479,005 shares at a weighted average price of $18.43 during 2023, and 265,379 shares at a weighted average price of $18.02 during 2022. Repurchases were conducted in compliance with Rule 10b-18 and in compliance with Regulation M under the Exchange Act. On December 17, 2024, the Company’s Board of Directors approved a new stock repurchase program which authorizes the Company to repurchase up to $15.0 million of its common stock. The new stock repurchase program took effect upon the expiration of the prior stock repurchase program and expires on January 1, 2025.
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
Management uses the discounted cash flow method to estimate expected credit losses for all loan categories, except for consumer loans where the weighted average remaining maturity method is utilized. The Company uses regression analysis of historical internal and peer data to determine which macroeconomic variables are most closely correlated with credit losses, such as the unemployment rate and changes in GDP. Management leverages economic projections from a reputable third party to form its economic forecasts with a reversion to historical averages for periods beyond a reasonable and supportable forecast period.
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
-Adjusted Earnings Per Share – Basic, which is Adjusted Net Income allocated to common shares divided by weighted average common shares outstanding.
-Adjusted Earnings Per Share – Diluted, which is Adjusted Net Income allocated to common shares divided by weighted average common shares outstanding, including all dilutive potential shares.
•Adjusted Return on Average Assets is a performance measure utilized in determining executive compensation.

Pre-Provision Net Revenue	•Net interest income, plus noninterest income, less noninterest expense.
•Provides investors with information regarding profitability excluding provision for credit losses and income tax expense, which may fluctuate from period to period.
•We also sometimes refer to measures that include Pre-Provision Net Revenue, such as:
-Adjusted Pre-Provision Net Revenue which reflects the adjustments considered in Adjusted Net Income, as necessary.
-Pre-Provision Net Revenue Less Charge-offs (Recoveries).
-Adjusted Pre-Provision Net Revenue Less Charge-offs (Recoveries) which reflects the adjustments considered in Adjusted Net Income, as necessary.
•Adjusted Pre-Provision Net Revenue Less Net Charge-Offs (Recoveries) is a performance measure utilized in determining executive compensation.

Non-GAAP Financial Measure	Definition	How the Measure Provides Useful Information to Investors
Net Interest Income (Tax-Equivalent Basis)	•Net interest income adjusted for the tax-favored status of tax-exempt loans and securities. (1)
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
•We also sometimes refer to Adjusted Efficiency Ratio (Tax-Equivalent Basis) which reflects the adjustments considered in Adjusted Net Income, as necessary.
•Adjusted Efficiency Ratio (Tax-Equivalent Basis) is a performance measure utilized in determining executive compensation.

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

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Net income	$71,780	$65,842	$56,456
Less: adjustments
Acquisition expenses (1)	—	(13,691)	(1,092)
Gains (losses) on closed branch premises	(635)	75	141
Realized gains (losses) on sales of securities	(3,697)	(1,820)	—
Mortgage servicing rights fair value adjustment	(174)	(1,615)	2,153
Total adjustments	(4,506)	(17,051)	1,202
Tax effect of adjustments (2)	1,284	4,711	(551)
Total adjustments after tax effect	(3,222)	(12,340)	651
Adjusted net income	$75,002	$78,182	$55,805

Average assets	$5,008,083	$4,927,904	$4,269,873

Return on average assets	1.43%	1.34%	1.32%
Adjusted return on average assets	1.50	1.59	1.31
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

Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022

Numerator:
Net income	$71,780	$65,842	$56,456
Earnings allocated to participating securities (1)	—	(36)	(66)
Numerator for earnings per share - basic and diluted	$71,780	$65,806	$56,390

Adjusted net income	$75,002	$78,182	$55,805
Earnings allocated to participating securities (1)	—	(42)	(65)
Numerator for adjusted earnings per share - basic and diluted	$75,002	$78,140	$55,740

Denominator:
Weighted average common shares outstanding	31,590,117	31,626,308	28,853,697
Dilutive effect of outstanding restricted stock units	122,363	111,839	65,619
Weighted average common shares outstanding, including all dilutive potential shares	31,712,480	31,738,147	28,919,316

Earnings per share - Basic	$2.27	$2.08	$1.95
Earnings per share - Diluted	$2.26	$2.07	$1.95

Adjusted earnings per share - Basic	$2.37	$2.47	$1.93
Adjusted earnings per share - Diluted	$2.37	$2.46	$1.93
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

Reconciliation of Non-GAAP Financial Measure —
Pre-Provision Net Revenue, Pre-Provision Net Revenue Less Charge-offs (Recoveries),
Adjusted Pre-Provision Net Revenue, and
Adjusted Pre-Provision Net Revenue Less Charge-offs (Recoveries)

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Net interest income	$188,850	$191,072	$145,874
Noninterest income	35,571	36,046	34,717
Noninterest expense	(124,007)	(130,964)	(105,107)
Pre-provision net revenue	100,414	96,154	75,484
Less: adjustments
Acquisition expenses	—	(7,767)	(1,092)
Gains (losses) on closed branch premises	(635)	75	141
Realized gains (losses) on sales of securities	(3,697)	(1,820)	—
Mortgage servicing rights fair value adjustment	(174)	(1,615)	2,153
Total adjustments	(4,506)	(11,127)	1,202
Adjusted pre-provision net revenue	$104,920	$107,281	$74,282

Pre-provision net revenue	$100,414	$96,154	$75,484
Less: net charge-offs (recoveries)	1,758	180	(2,103)
Pre-provision net revenue less net charge-offs (recoveries)	$98,656	$95,974	$77,587

Adjusted pre-provision net revenue	$104,920	$107,281	$74,282
Less: net charge-offs (recoveries)	1,758	180	(2,103)
Adjusted pre-provision net revenue less net charge-offs (recoveries)	$103,162	$107,101	$76,385

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Net interest income (tax-equivalent basis)
Net interest income	$188,850	$191,072	$145,874
Tax-equivalent adjustment (1)	2,242	2,758	2,499
Net interest income (tax-equivalent basis) (1)	$191,092	$193,830	$148,373

Net interest margin (tax-equivalent basis)
Net interest margin	3.96%	4.09%	3.54%
Tax-equivalent adjustment (1)	0.05	0.06	0.06
Net interest margin (tax-equivalent basis) (1)	4.01%	4.15%	3.60%

Average interest-earning assets	$4,769,671	$4,675,025	$4,118,124
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis) and Adjusted Efficiency Ratio (Tax-Equivalent Basis)

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Total noninterest expense	$124,007	$130,964	$105,107
Less: amortization of intangible assets	2,839	2,670	873
Noninterest expense excluding amortization of intangible assets	$121,168	$128,294	$104,234
Less: adjustments to noninterest expense
Acquisition expenses	—	7,767	1,092
Total adjustments to noninterest expense	—	7,767	1,092
Adjusted noninterest expense	$121,168	$120,527	$103,142

Net interest income	$188,850	$191,072	$145,874
Total noninterest income	35,571	36,046	34,717
Operating revenue	224,421	227,118	180,591
Tax-equivalent adjustment (1)	2,242	2,758	2,499
Operating revenue (tax-equivalent basis) (1)	226,663	229,876	183,090
Less: adjustments to noninterest income
Gains (losses) on closed branch premises	(635)	75	141
Realized gains (losses) on sales of securities	(3,697)	(1,820)	—
Mortgage servicing rights fair value adjustment	(174)	(1,615)	2,153
Total adjustments to noninterest income	(4,506)	(3,360)	2,294
Adjusted operating revenue (tax-equivalent basis) (1)	$231,169	$233,236	$180,796

Efficiency ratio	53.99%	56.49%	57.72%
Efficiency ratio (tax-equivalent basis) (1)	53.46	55.81	56.93
Adjusted efficiency ratio (tax-equivalent basis) (1)	52.42	51.68	57.05
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	December 31, 2024	December 31, 2023

Tangible Common Equity
Total stockholders' equity	$544,605	$489,496
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	17,843	20,682
Tangible common equity	$466,942	$408,994

Tangible Assets
Total assets	$5,032,902	$5,073,170
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	17,843	20,682
Tangible assets	$4,955,239	$4,992,668

Total stockholders' equity to total assets	10.82%	9.65%
Tangible common equity to tangible assets	9.42	8.19

Shares of common stock outstanding	31,559,366	31,695,828

Book value per share	$17.26	$15.44
Tangible book value per share	14.80	12.90
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Average Tangible Common Equity
Total stockholders' equity	$515,368	$450,928	$383,306
Less: Goodwill	59,820	57,266	29,322
Less: Intangible assets, net	19,247	20,272	1,480
Average tangible common equity	$436,301	$373,390	$352,504

Net income	$71,780	$65,842	$56,456
Adjusted net income	75,002	78,182	55,805

Return on average stockholders' equity	13.93%	14.60%	14.73%
Return on average tangible common equity	16.45	17.63	16.02

Adjusted return on average stockholders' equity	14.55%	17.34%	14.56%
Adjusted return on average tangible common equity	17.19	20.94	15.83

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	December 31, 2024	December 31, 2023

Core Deposits
Total deposits	$4,318,254	$4,401,437
Less: time deposits of $250,000 or more	202,196	130,183
Less: brokered deposits	—	144,880
Core deposits	$4,116,058	$4,126,374

Core deposits to total deposits	95.32%	93.75%

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
Deposit Betas
Deposit pricing changes are primarily driven by changes in the federal funds rate, with the relationship between deposit rates and federal funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated federal funds rate range over a specified period. During the most recent rising rate cycle, which was from the fourth quarter of 2021 through the second quarter of 2024, our cumulative deposit beta was 23.6%. During the current falling rate cycle, which began with the third quarter of 2024, our cumulative deposit beta was 13.1%.
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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
December 31, 2024
+400	22.0%	4.9%	11.3%
+300	18.3	3.9	9.0
+200	13.4	3.2	6.7
+100	7.3	2.0	3.8
-100	(9.1)	(4.2)	(6.2)
-200	(20.3)	(5.5)	(10.2)
-300	(22.1)	(5.7)	(14.0)
-400	(14.1)	(5.8)	(15.9)

December 31, 2023
+400	10.7%	7.5%	13.0%
+300	9.7	5.8	10.3
+200	7.1	3.4	6.4
+100	4.2	1.4	3.1
-100	(6.3)	(4.4)	(6.1)
-200	(13.2)	(7.1)	(11.2)
-300	(4.5)	(9.5)	(16.0)
-400	5.4	(10.2)	(17.3)
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
Credit Risk
Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage credit risk in the loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Our loan policy documents underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the borrower, industry, and product levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent loan review process that assesses compliance with loan policy, compliance with loan documentation standards, accuracy of the risk rating and overall credit quality of the loan portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HBT FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HBT Financial, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HBT Financial, Inc. and Subsidiaries’ (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses on financial instruments in 2023 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses—Loans
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses totaled $42.0 million, which consists of a reserve on loans collectively evaluated for impairment of $39.0 million and a reserve on loans individually evaluated of $3.0 million at December 31, 2024. The allowance for credit losses is measured on a collective loan pool basis when similar risk characteristics exist. A loan may be evaluated on an individual basis based on disparate risk characteristics. Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method or weighted average remaining maturity (WARM) method. The DCF method estimates a probability of default with a loss given default applied to future cash flows that are adjusted to present value. The WARM method estimates expected losses through application of the Company’s historical losses. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and employs a reversion to historical credit loss information. The development of estimated prepayments, probability of default, loss given default, reasonable and supportable forecasts, and qualitative adjustments are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available.
We identified the judgment in developing appropriate assumptions on which to base expected losses from economic forecasts and other qualitative factors as a critical audit matter, as auditing the underlying adjustments required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.
Our audit procedures related to the assumptions to base expected losses from economic forecasts and other qualitative factors include the following, among others:
•We obtained an understanding of the relevant controls related to the evaluation and establishment of the economic forecasts and qualitative factors, and tested such controls for design and implementation and operating effectiveness, including management's review of the allowance in support of adjustments.
•We evaluated management's rationale for significant assumptions.
•We evaluated the reasonableness of data inputs used as a basis for the adjustments related to the qualitative factors, and tested the completeness and accuracy of the data utilized by comparing to internal and external source data.
•We evaluated the directional consistency and magnitude of the resulting qualitative component of the allowance for credit losses, as compared to internal and external source data, and how the data correlated with the risk categorization and numeric framework established by management.
/s/ RSM US LLP
We have served as the Company's auditor since 2017.
Chicago, Illinois
March 7, 2025

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$29,552	$26,256
Interest-bearing deposits with banks	108,140	114,996
Cash and cash equivalents	137,692	141,252

Interest-bearing time deposits with banks	—	509
Debt securities available-for-sale, at fair value	698,049	759,461
Debt securities held-to-maturity (fair value of $445,186 at 2024 and $466,496 at 2023)	499,858	521,439
Equity securities with readily determinable fair value	3,315	3,360
Equity securities with no readily determinable fair value	2,629	2,505
Restricted stock, at cost	5,086	7,160
Loans held for sale	1,586	2,318

Loans, before allowance for credit losses	3,466,146	3,404,417
Allowance for credit losses	(42,044)	(40,048)
Loans, net of allowance for credit losses	3,424,102	3,364,369

Bank owned life insurance	23,989	23,905
Bank premises and equipment, net	66,758	65,150
Bank premises held for sale	317	—
Foreclosed assets	367	852
Goodwill	59,820	59,820
Intangible assets, net	17,843	20,682
Mortgage servicing rights, at fair value	18,827	19,001
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	24,770	24,534
Other assets	46,280	55,239
Total assets	$5,032,902	$5,073,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,046,405	$1,072,407
Interest-bearing	3,271,849	3,329,030
Total deposits	4,318,254	4,401,437

Securities sold under agreements to repurchase	28,969	42,442
Federal Home Loan Bank advances	13,231	12,623
Subordinated notes	39,553	39,474
Junior subordinated debentures issued to capital trusts	52,849	52,789
Other liabilities	35,441	34,909
Total liabilities	4,488,297	4,583,674

COMMITMENTS AND CONTINGENCIES (Note 23)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,827,039 at 2024 and 32,730,698 at 2023; shares outstanding of 31,559,366 at 2024 and 31,695,828 at 2023	328	327
Surplus	297,297	295,877
Retained earnings	316,764	269,051
Accumulated other comprehensive income (loss)	(46,765)	(57,163)
Treasury stock at cost, 1,267,673 shares at 2024 and 1,034,870 at 2023	(23,019)	(18,596)
Total stockholders’ equity	544,605	489,496
Total liabilities and stockholders’ equity	$5,032,902	$5,073,170
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$210,340	$191,008	$120,343
Federally tax exempt	4,523	4,189	3,135
Debt securities:
Taxable	25,801	25,746	23,237
Federally tax exempt	2,102	4,225	4,569
Interest-bearing deposits in bank	8,272	3,020	1,541
Other interest and dividend income	662	811	229
Total interest and dividend income	251,700	228,999	153,054

INTEREST EXPENSE
Deposits	56,047	25,135	2,511
Securities sold under agreements to repurchase	594	255	36
Borrowings	480	7,128	967
Subordinated notes	1,879	1,879	1,879
Junior subordinated debentures issued to capital trusts	3,850	3,530	1,787
Total interest expense	62,850	37,927	7,180
Net interest income	188,850	191,072	145,874
PROVISION FOR CREDIT LOSSES	3,031	7,573	(706)
Net interest income after provision for credit losses	185,819	183,499	146,580

NONINTEREST INCOME
Card income	11,051	11,043	10,329
Wealth management fees	10,978	9,883	9,155
Service charges on deposit accounts	7,932	7,846	7,072
Mortgage servicing	4,437	4,678	2,609
Mortgage servicing rights fair value adjustment	(174)	(1,615)	2,153
Gains on sale of mortgage loans	1,611	1,526	1,461
Realized gains (losses) on sales of securities	(3,697)	(1,820)	—
Unrealized gains (losses) on equity securities	(59)	160	(414)
Gains (losses) on foreclosed assets	22	501	(314)
Gains (losses) on other assets	(635)	166	136
Income on bank owned life insurance	915	573	164
Other noninterest income	3,190	3,105	2,366
Total noninterest income	35,571	36,046	34,717

NONINTEREST EXPENSE
Salaries	65,130	67,453	51,767
Employee benefits	11,311	10,037	8,325
Occupancy of bank premises	10,293	9,918	7,673
Furniture and equipment	2,004	2,790	2,476
Data processing	11,169	12,352	7,441
Marketing and customer relations	4,320	5,043	3,803
Amortization of intangible assets	2,839	2,670	873
FDIC insurance	2,254	2,280	1,164
Loan collection and servicing	2,056	1,402	1,049
Foreclosed assets	109	251	293
Other noninterest expense	12,522	16,768	20,243
Total noninterest expense	124,007	130,964	105,107
INCOME BEFORE INCOME TAX EXPENSE	97,383	88,581	76,190
INCOME TAX EXPENSE	25,603	22,739	19,734
NET INCOME	$71,780	$65,842	$56,456

EARNINGS PER SHARE - BASIC	$2.27	$2.08	$1.95
EARNINGS PER SHARE - DILUTED	$2.26	$2.07	$1.95
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,590,117	31,626,308	28,853,697
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

NET INCOME	$71,780	$65,842	$56,456

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	9,023	16,949	(105,459)
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	3,697	1,820	—
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	1,992	1,954	1,723
Unrealized gains on derivative instruments	64	161	1,183
Reclassification adjustment for net settlements on derivative instruments	(348)	(468)	126
Total other comprehensive income (loss), before tax	14,428	20,416	(102,427)
Income tax expense (benefit)	4,030	5,820	(29,197)
Total other comprehensive income (loss)	10,398	14,596	(73,230)
TOTAL COMPREHENSIVE INCOME (LOSS)	$82,178	$80,438	$(16,774)
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount

Balance, December 31, 2021	28,986,061	$293	$220,891	$194,132	$1,471	$(4,906)	$411,881
Net income	—	—	—	56,456	—	—	56,456
Other comprehensive loss	—	—	—	—	(73,230)	—	(73,230)
Stock-based compensation	—	—	1,949	—	—	—	1,949
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	31,944	—	(57)	—	—	—	(57)
Repurchase of common stock	(265,379)	—	—	—	—	(4,783)	(4,783)
Cash dividends and dividend equivalents ($0.64 per share)	—	—	—	(18,584)	—	—	(18,584)
Balance, December 31, 2022	28,752,626	293	222,783	232,004	(71,759)	(9,689)	373,632
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(6,922)	—	—	(6,922)
Net income	—	—	—	65,842	—	—	65,842
Other comprehensive income	—	—	—	—	14,596	—	14,596
Stock-based compensation	—	—	1,953	—	—	—	1,953
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	43,607	—	(181)	—	—	—	(181)
Issuance of common stock in Town and Country acquisition	3,378,600	34	71,322	—	—	—	71,356
Repurchase of common stock	(479,005)	—	—	—	—	(8,907)	(8,907)
Cash dividends and dividend equivalents ($0.68 per share)	—	—	—	(21,873)	—	—	(21,873)
Balance, December 31, 2023	31,695,828	327	295,877	269,051	(57,163)	(18,596)	489,496
Cumulative effect of change in accounting principle (ASU 2023-02)	—	—	—	116	—	—	116
Net income	—	—	—	71,780	—	—	71,780
Other comprehensive income	—	—	—	—	10,398	—	10,398
Stock-based compensation	—	—	1,752	—	—	—	1,752
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	96,341	1	(332)	—	—	—	(331)
Repurchase of common stock	(232,803)	—	—	—	—	(4,423)	(4,423)
Cash dividends and dividend equivalents ($0.76 per share)	—	—	—	(24,183)	—	—	(24,183)
Balance, December 31, 2024	31,559,366	$328	$297,297	$316,764	$(46,765)	$(23,019)	$544,605
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,780	$65,842	$56,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,944	3,108	3,043
Provision for credit losses	3,031	7,573	(706)
Net amortization of debt securities	3,641	5,730	6,959
Deferred income tax expense (benefit)	996	3,817	(2,919)
Stock-based compensation	1,752	1,953	1,949
Net accretion of discount and deferred loan fees on loans	(7,187)	(7,228)	(5,337)
Net realized loss on sales of securities	3,697	1,820	—
Net unrealized loss (gain) on equity securities	59	(160)	414
Net loss (gain) on disposals of bank premises and equipment	55	(84)	(9)
Net gain on sales of bank premises held for sale	—	(81)	(187)
Impairment losses on bank premises held for sale	580	—	60
Net gain on sales of foreclosed assets	(112)	(764)	(118)
Write-down of foreclosed assets	90	263	432
Amortization of intangibles	2,839	2,670	873
Decrease (increase) in mortgage servicing rights	174	1,615	(2,153)
Amortization of discount and issuance costs on subordinated notes and debentures	139	139	145
Amortization of discount on Federal Home Loan Bank advances	401	379	—
Amortization of premium on interest-bearing time deposits with banks	—	—	5
Amortization of premium on time deposits	(108)	(400)	(188)
Mortgage loans originated for sale	(62,649)	(69,663)	(56,240)
Proceeds from sale of mortgage loans	64,992	71,098	62,028
Net gain on sale of mortgage loans	(1,611)	(1,526)	(1,461)
Increase in cash surrender value of bank owned life insurance	(668)	(566)	(164)
Net gain on bank owned life insurance proceeds	(247)	—	—
Increase in accrued interest receivable	(236)	(1,915)	(4,605)
Decrease (increase) in other assets	3,053	2,174	(8,007)
Increase (decrease) in other liabilities	1,967	(19,965)	22,316
Net cash provided by operating activities	89,372	65,829	72,586
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	520	249	485
Purchase of interest-bearing time deposits with banks	(11)	(509)	—
Proceeds from sales of debt securities	69,174	185,280	—
Proceeds from sales and redemptions of equity securities	58	—	—
Proceeds from paydowns, maturities, and calls of debt securities	126,340	102,625	154,166
Purchase of debt securities	(105,147)	(2,640)	(371,631)
Purchase of equity securities	(196)	(397)	(51)
Purchase of loans	(14,566)	(61,009)	—
Net increase in loans	(42,623)	(81,641)	(113,665)
Purchase of restricted stock	—	(23,832)	(6,151)
Proceeds from redemption of restricted stock	2,074	27,459	925
Proceeds from bank owned life insurance	831	—	—
Purchases of bank premises and equipment	(5,506)	(3,134)	(1,047)
Proceeds from sales of bank premises and equipment	2	222	27
Proceeds from sales of bank premises held for sale	—	351	1,344
Proceeds from sales of foreclosed assets	1,396	4,093	475
Net cash paid for acquisition of Town and Country	—	(14,454)	—
Net cash provided by (used in) investing activities	32,346	132,663	(335,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(83,075)	94,396	(150,973)
Net decrease in repurchase agreements	(13,473)	(639)	(18,175)
Net increase (decrease) in short-term Federal Home Loan Bank advances	—	(234,195)	160,000
Proceeds from long-term Federal Home Loan Bank advances	907	—	—
Repayment of long-term Federal Home Loan Bank advances	(700)	—	—
Taxes paid related to the vesting of restricted stock units	(331)	(181)	(57)
Repurchase of common stock	(4,423)	(8,907)	(4,783)
Cash dividends and dividend equivalents paid	(24,183)	(21,873)	(18,584)
Net cash used in financing activities	(125,278)	(171,399)	(32,572)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,560)	27,093	(295,109)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	141,252	114,159	409,268
CASH AND CASH EQUIVALENTS AT END OF YEAR	$137,692	$141,252	$114,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$64,723	$32,853	$6,860
Net cash paid for income taxes	$23,876	$20,512	$20,035

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$889	$1,143	$541
Transfers of bank premises and equipment to bank premises held for sale	$317	$35	$—
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
Business and Significant Concentrations of Credit Risk
The Company provides several types of loans to consumers, businesses, and municipal entities, primarily located in its customer service area. Real estate and commercial loans are principal areas of concentration. The Company also strives to meet the borrowing needs of the consumers in its market areas. Extension of credit is generally limited to the primary trade areas of the Company. Primary deposit products of the Bank are noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts, and term certificates of deposit.
Cash and Cash Equivalents
For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and amounts due from banks, all of which have an original maturity within 90 days or less. Cash flows from loans and deposits are reported net.
Interest-Bearing Time Deposits with Banks
Interest-bearing time deposits with banks are carried at cost.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Credit Losses – Debt Securities Available-for-Sale
For debt securities available-for-sale in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).
Changes in the allowance for credit losses are recorded as provision for credit losses. Losses are charged against the allowance for credit losses when management believes the uncollectibility of a security is confirmed or when either the criteria regarding intent or requirement to sell is met.
Allowance for Credit Losses – Debt Securities Held-to-Maturity
For debt securities held-to-maturity, the Company measures expected credit losses on a collective basis by major security type. Held-to-maturity securities are evaluated using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of provision for credit losses. The Company's U.S. government agency and agency mortgage-backed securities are explicitly or implicitly guaranteed by the U.S. government, and as such are excluded from the credit loss evaluation as the expectation of non-payment is zero.
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
All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income if it was accrued during the current year and charged-off against the allowance for credit losses if accrued in a prior year. Amortization of related deferred loan fees or costs and any purchase premium or discount is also suspended at this time. The interest on these loans is accounted for on the cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, and the borrower must generally demonstrate at least 6 months of payment performance.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Credit Losses – Loans
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
The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default in the discounted cash flow models and loss rates in the weighted average remaining maturity model. The analysis also determines how expected probability of default and loss rates will react to forecasted levels of the economic variables. In addition, qualitative adjustments are made for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Credit Losses – Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded lending-related commitments is adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credited losses on commitments expected to be funded over its estimated life.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Obligations
The Company leases certain bank premises under non-cancelable operating leases in the normal course of business operations. These lease obligations result in the recognition of right-of-use assets and associated lease contract liabilities. The amount of right-of-use assets and associated lease contract liabilities recorded is based on the present value of future minimum lease payments. The discount rate used is equal to the rate implicit in the lease, when readily determinable, or the Company’s incremental borrowing rate at lease inception, on a collateralized basis over a similar term. Right-of-use assets are included in other assets and lease contract liabilities are included in other liabilities in the consolidated balance sheets and were insignificant as of December 31, 2024 and 2023.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the original cost over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead is subject to an annual impairment evaluation. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2024 and 2023, the Company’s evaluations of goodwill indicated that goodwill was not impaired.
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
With regard to uncertain tax matters, the Company recognizes in the consolidated financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. Management has analyzed the tax positions taken by the Company and concluded as of December 31, 2024 and 2023, there are no material uncertain tax positions taken or expected to be taken that require recognition of a liability or disclosure in the consolidated financial statements. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s investment in the qualified affordable housing project meets the definition of a variable interest entity ("VIE") as the entity is structured such that the limited partner investors lack substantive voting rights. The managing member has both the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. Accordingly, the Company is not the primary beneficiary and is not required to consolidate this entity. The Company's maximum exposure to loss is limited to the carrying amount of the investment, which was $7.2 million as of December 31, 2024.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale and fair value changes of interest rate swap agreements designated as cash flow hedges, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).
In conjunction with changes to the Company's applicable income tax rates, such as the impact of the conversion to a C Corporation in 2019, the Company recorded deferred income tax expense of $3.4 million related to the unrealized gains (losses) on debt securities, and deferred income tax benefit of $0.3 million related to derivatives, through the income statement in accordance with ASC 740, Income Taxes. This difference will remain in accumulated other comprehensive income (loss) until the underlying debt securities are sold or mature or the underlying cash flow hedging relationships terminate in accordance with the portfolio approach.
Fair Value of Financial Instruments
Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in Note 22 – Fair Value of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
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
Wealth management fees: Consists of revenue from the management and advisement of financial client assets and non-financial client assets, such as farmland, and trust administration. The Company’s performance obligation is generally satisfied over time, and the fees are recognized monthly. Payment is typically received quarterly or annually.
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
On January 1, 2024, the Company adopted ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). ASU 2023-02 permits an election to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits, regardless of the tax credit program from which the income tax credits are received, provided that certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense. The Company adopted ASU 2023-02 using the modified retrospective method. The Company recorded a $0.1 million increase to retained earnings and decrease to deferred tax liability, as well as a $7.2 million increase to other assets and other liabilities, as a result of the adoption.
On January 1, 2024, the Company adopted ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 replaces the current last-of-layer hedge accounting method with an expanded portfolio layer method that permits multiple hedged layers of a single closed portfolio. The scope of the portfolio layer method is also expanded to include non-prepayable financial assets. ASU 2022-01 also provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. Amendments related to hedge basis adjustments which are included in this standard apply on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Amendments related to disclosure which are included in this standard may be applied on a prospective basis from the initial application date, or on a retrospective basis to each prior period presented after the date of adoption of the amendments in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update are effective for years beginning after December 15, 2023, including interim periods within those years. Early adoption is permitted. This standard did not have an impact on the Company’s consolidated results of operations or financial position.
On January 1, 2024, the Company adopted ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that contractual sale restrictions cannot be recognized and measured as a separate unit of account. The amendments in this update are effective for years beginning after December 15, 2023, including interim periods within those years. This standard did not have an impact on the Company’s consolidated results of operations or financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands disclosure requirements for significant segment expenses under Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The amendments in this update are effective for years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. ASU 2023-07 must be applied on a retrospective basis. Early adoption is permitted. This standard did not have an impact on the Company’s consolidated results of operations or financial position.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 provides more decision-useful information about a public entity's expenses by requiring additional detail on expenses reported in income statements. Under the ASU, public entities will provide detailed disclosure in interim and annual periods of specified categories underlying certain expense captions. The ASU requires public entities to apply the amendments prospectively, with an option to use retrospective application. The amendments in this update are effective for years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

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
The acquisition of Town and Country further enhanced HBT Financial’s footprint in central Illinois, and expanded our footprint into metro-east St. Louis. Acquisition-related expenses recognized during the years ended December 31, 2023 and 2022 are summarized below. There were no Town and Country acquisition-related expenses recognized during 2024.

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
The following table provides the pro forma information for the results of operations for the years ended December 31, 2023 and 2022 as if the acquisition of Town and Country had occurred on January 1, 2022. The pro forma results combine the historical results of Town and Country into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
	Year Ended December 31,
(dollars in thousands, except per share data)	2023	2022
Total revenues (net interest income and noninterest income)	$230,171	$226,229
Net income	66,056	68,417
Earnings per share - basic	2.07	2.12
Earnings per share - diluted	2.06	2.12

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$119,690	$—	$(8,545)	$—	$111,145
U.S. government agency	55,742	—	(2,544)	—	53,198
Municipal	150,163	—	(19,484)	—	130,679
Mortgage-backed:
Agency residential	241,342	253	(14,227)	—	227,368
Agency commercial	128,823	3	(12,145)	—	116,681
Corporate	61,732	156	(2,910)	—	58,978
Total available-for-sale	$757,492	$412	$(59,855)	$—	$698,049

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,472	$—	$(8,819)	$79,653	$—
Municipal	35,862	48	(371)	35,539	—
Mortgage-backed:
Agency residential	85,643	—	(5,796)	79,847	—
Agency commercial	289,881	—	(39,734)	250,147	—
Total held-to-maturity	$499,858	$48	$(54,720)	$445,186	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$159,715	$—	$(11,093)	$—	$148,622
U.S. government agency	55,359	—	(3,262)	—	52,097
Municipal	229,030	26	(23,499)	—	205,557
Mortgage-backed:
Agency residential	188,641	61	(14,718)	—	173,984
Agency commercial	141,214	3	(14,205)	—	127,012
Corporate	57,665	9	(5,485)	—	52,189
Total available-for-sale	$831,624	$99	$(72,262)	$—	$759,461

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,448	$—	$(8,292)	$80,156	$—
Municipal	38,442	394	(163)	38,673	—
Mortgage-backed:
Agency residential	95,828	—	(5,569)	90,259	—
Agency commercial	298,721	—	(41,313)	257,408	—
Total held-to-maturity	$521,439	$394	$(55,337)	$466,496	$—
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, the Bank had debt securities with a carrying value of $468.8 million and $419.4 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of December 31, 2024, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$45,843	$45,201	$7,084	$7,063
Due after 1 year through 5 years	178,269	165,830	52,350	49,614
Due after 5 years through 10 years	145,184	127,690	62,645	56,321
Due after 10 years	18,031	15,279	2,255	2,194

Mortgage-backed:
Agency residential	241,342	227,368	85,643	79,847
Agency commercial	128,823	116,681	289,881	250,147
Total	$757,492	$698,049	$499,858	$445,186
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of December 31, 2024 and December 31, 2023, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	December 31, 2024
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(8,545)	$111,145	$(8,545)	$111,145
U.S. government agency	(141)	7,594	(2,403)	45,604	(2,544)	53,198
Municipal	(8)	2,634	(19,476)	127,776	(19,484)	130,410
Mortgage-backed:
Agency residential	(2,041)	81,055	(12,186)	129,178	(14,227)	210,233
Agency commercial	(125)	3,327	(12,020)	112,118	(12,145)	115,445
Corporate	(4)	1,996	(2,906)	43,064	(2,910)	45,060
Total available-for-sale	$(2,319)	$96,606	$(57,536)	$568,885	$(59,855)	$665,491

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2024, there were 615 debt securities in an unrealized loss position for a period of twelve months or more, and 91 debt securities in an unrealized loss position for a period of less than twelve months.
U.S. Treasury, U.S. government agency, and agency mortgage-backed securities are considered to have no risk of credit loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as prepayment and liquidity risks.
Municipal securities include general obligation bonds which have a very low historical default rate due to issuers generally having taxing authority to service the debt and represent approximately 72% of the total fair value of our municipal securities portfolio as of December 31, 2024. The remainder of the municipal securities are also of high credit quality with ratings of Aa3/AA- or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
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
As of December 31, 2024, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $5.1 million and $6.0 million as of December 31, 2024 and 2023, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales of debt securities were as follows during the year ended December 31:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Proceeds from sales	$69,174	$185,280	$—
Gross realized gains	—	—	—
Gross realized losses	(3,697)	(1,820)	—
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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	December 31, 2024
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,998
Cumulative net unrealized gains (losses)	191	(369)
Carrying value	$3,315	$2,629

	December 31, 2023
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,143	$2,840
Cumulative net unrealized gains (losses)	217	(335)
Carrying value	$3,360	$2,505
As of December 31, 2024 and December 31, 2023, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Readily determinable fair value	$(25)	$330	$(414)
No readily determinable fair value	(34)	(170)	—
Unrealized gains (losses) on equity securities	$(59)	$160	$(414)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023

Commercial and industrial	$428,389	$427,800
Commercial real estate - owner occupied	322,316	295,842
Commercial real estate - non-owner occupied	899,565	880,681
Construction and land development	374,657	363,983
Multi-family	431,524	417,923
One-to-four family residential	463,968	491,508
Agricultural and farmland	293,375	287,294
Municipal, consumer, and other	252,352	239,386
Loans, before allowance for credit losses	3,466,146	3,404,417
Allowance for credit losses	(42,044)	(40,048)
Loans, net of allowance for credit losses	$3,424,102	$3,364,369
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
At December 31, 2024, the economic forecast used by management anticipates a mild economic slowdown, but not a recession, over the next 4 quarters considered in the forecast period, with the unemployment rate remaining stable and GDP growth slowing slightly and then increasing. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables detail activity in the allowance for credit losses:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Balance, December 31, 2021	$2,440	$1,840	$8,145	$4,914	$1,263	$1,311	$845	$3,178	$23,936
Provision for loan losses	88	(1,653)	(1,707)	(692)	209	146	(49)	2,952	(706)
Charge-offs	(23)	(25)	—	—	—	(67)	—	(569)	(684)
Recoveries	774	1,031	283	1	—	369	—	329	2,787
Balance, December 31, 2022	3,279	1,193	6,721	4,223	1,472	1,759	796	5,890	25,333
Adoption of ASC 326	(822)	587	501	1,969	85	797	1,567	2,299	6,983
PCD allowance established in acquisition	69	127	239	240	68	492	5	7	1,247
Provision for credit losses	2,823	352	187	(487)	1,931	2,004	(1,399)	1,254	6,665
Charge-offs	(428)	(5)	(202)	—	—	(34)	—	(690)	(1,359)
Recoveries	59	18	268	53	281	186	6	308	1,179
Balance, December 31, 2023	4,980	2,272	7,714	5,998	3,837	5,204	975	9,068	40,048
Provision for credit losses	1,677	825	3,407	(1,699)	682	(1,438)	246	54	3,754
Charge-offs	(1,448)	(6)	—	—	(188)	(298)	(62)	(1,282)	(3,284)
Recoveries	148	16	586	3	—	440	11	322	1,526
Balance, December 31, 2024	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gross charge-offs, further sorted by origination year, were as follows during the year ended December 31, 2024 and 2023.

	Gross Charge-Offs for the Year Ended December 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$1,264	$75	$—	$—	$11	$98	$—	$1,448
Commercial real estate - owner occupied	6	—	—	—	—	—	—	—	6
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	188	—	—	—	—	188
One-to-four family residential	—	1	8	15	4	182	88	—	298
Agricultural and farmland	—	—	44	—	—	—	18	—	62
Municipal, consumer, and other	415	63	11	—	—	529	264	—	1,282
Total	$421	$1,328	$138	$203	$4	$722	$468	$—	$3,284

	Gross Charge-Offs for the Year Ended December 31, 2023
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2023	2022	2021	2020	2019	Prior

Commercial and industrial	$—	$—	$—	$—	$—	$—	$428	$—	$428
Commercial real estate - owner occupied	—	5	—	—	—	—	—	—	5
Commercial real estate - non-owner occupied	—	—	—	—	31	—	171	—	202
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	1	33	—	—	34
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	309	100	13	17	10	32	209	—	690
Total	$309	$105	$13	$17	$42	$65	$808	$—	$1,359

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans and the related allowance for credit losses by category:

	December 31, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,737	$322,159	$884,832	$374,408	$431,432	$459,790	$293,240	$241,765	$3,435,363
Individually evaluated for impairment	652	157	14,733	249	92	4,178	135	10,587	30,783
Total	$428,389	$322,316	$899,565	$374,657	$431,524	$463,968	$293,375	$252,352	$3,466,146

Allowance for credit losses:
Collectively evaluated for impairment	$5,344	$3,107	$11,201	$4,269	$4,239	$3,747	$1,170	$5,901	$38,978
Individually evaluated for impairment	13	—	506	33	92	161	—	2,261	3,066
Total	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044

	December 31, 2023
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,528	$295,672	$865,394	$363,767	$417,608	$486,049	$287,150	$224,345	$3,367,513
Individually evaluated for impairment	272	170	15,287	216	315	5,459	144	15,041	36,904
Total	$427,800	$295,842	$880,681	$363,983	$417,923	$491,508	$287,294	$239,386	$3,404,417

Allowance for credit losses:
Collectively evaluated for impairment	$4,960	$2,272	$6,693	$5,998	$3,837	$4,957	$975	$6,137	$35,829
Individually evaluated for impairment	20	—	1,021	—	—	247	—	2,931	4,219
Total	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	December 31, 2024
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$627	$25	$652	$13
Commercial real estate - owner occupied	157	—	—	157	—
Commercial real estate - non-owner occupied	14,733	—	—	14,733	506
Construction and land development	249	—	—	249	33
Multi-family	92	—	—	92	92
One-to-four family residential	4,178	—	—	4,178	161
Agricultural and farmland	—	—	135	135	—
Municipal, consumer, and other	10,569	5	13	10,587	2,261
Total	$29,978	$632	$173	$30,783	$3,066

	December 31, 2023
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$37	$235	$272	$20
Commercial real estate - owner occupied	170	—	—	170	—
Commercial real estate - non-owner occupied	15,287	—	—	15,287	1,021
Construction and land development	216	—	—	216	—
Multi-family	315	—	—	315	—
One-to-four family residential	5,459	—	—	5,459	247
Agricultural and farmland	144	—	—	144	—
Municipal, consumer, and other	14,978	39	24	15,041	2,931
Total	$36,569	$76	$259	$36,904	$4,219
Accrued interest on loans is excluded from the estimate of credit losses and totaled $19.6 million and $18.4 million as of December 31, 2024 and 2023, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pre-ASC 326 Adoption Impaired Loan Disclosures
The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by category of loans for the year ended December 31, 2022:

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial and industrial	$204	$18
Commercial real estate - owner occupied	970	63
Commercial real estate - non-owner occupied	10,943	740
Construction and land development	—	—
Multi-family	—	—
One-to-four family residential	384	16
Agricultural and farmland	—	—
Municipal, consumer, and other	6,259	236
Total	$18,760	$1,073
With no related allowance:
Commercial and industrial	$9,568	$453
Commercial real estate - owner occupied	8,619	525
Commercial real estate - non-owner occupied	12,636	1,278
Construction and land development	1,505	106
Multi-family	—	—
One-to-four family residential	6,238	352
Agricultural and farmland	228	13
Municipal, consumer, and other	3,361	148
Total	$42,155	$2,875
Total loans individually evaluated for impairment:
Commercial and industrial	$9,772	$471
Commercial real estate - owner occupied	9,589	588
Commercial real estate - non-owner occupied	23,579	2,018
Construction and land development	1,505	106
Multi-family	—	—
One-to-four family residential	6,622	368
Agricultural and farmland	228	13
Municipal, consumer, and other	9,620	384
Total	$60,915	$3,948

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the accretable yield for loans acquired with deteriorated credit quality were as follows during the year ended December 31, 2022:

(dollars in thousands)	2022

Beginning balance	$413
Reclassification from non-accretable difference	548
Accretion income	(231)
Ending balance	$730
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans by category based on current payment and accrual status:

	December 31, 2024
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$425,859	$1,878	$—	$652	$428,389
Commercial real estate - owner occupied	321,805	354	—	157	322,316
Commercial real estate - non-owner occupied	897,445	299	—	1,821	899,565
Construction and land development	373,933	475	—	249	374,657
Multi-family	431,432	—	—	92	431,524
One-to-four family residential	459,069	721	—	4,178	463,968
Agricultural and farmland	293,231	9	—	135	293,375
Municipal, consumer, and other	251,798	182	4	368	252,352
Total	$3,454,572	$3,918	$4	$7,652	$3,466,146

	December 31, 2023
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$427,300	$228	$—	$272	$427,800
Commercial real estate - owner occupied	295,672	—	—	170	295,842
Commercial real estate - non-owner occupied	878,591	255	—	1,835	880,681
Construction and land development	363,735	32	—	216	363,983
Multi-family	417,597	11	—	315	417,923
One-to-four family residential	484,969	1,735	—	4,804	491,508
Agricultural and farmland	286,820	330	—	144	287,294
Municipal, consumer, and other	239,033	252	37	64	239,386
Total	$3,393,717	$2,843	$37	$7,820	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	December 31, 2024
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$185	$467	$652
Commercial real estate - owner occupied	—	157	157
Commercial real estate - non-owner occupied	—	1,821	1,821
Construction and land development	216	33	249
Multi-family	92	—	92
One-to-four family residential	654	3,524	4,178
Agricultural and farmland	—	135	135
Municipal, consumer, and other	—	368	368
Total	$1,147	$6,505	$7,652

	December 31, 2023
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$120	$152	$272
Commercial real estate - owner occupied	—	170	170
Commercial real estate - non-owner occupied	188	1,647	1,835
Construction and land development	216	—	216
Multi-family	—	315	315
One-to-four family residential	14	4,790	4,804
Agricultural and farmland	—	144	144
Municipal, consumer, and other	—	64	64
Total	$538	$7,282	$7,820

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
The Company assigns a risk rating to all loans and periodically performs detailed internal reviews of all loans that are part of relationships with over $750 thousand in total exposure to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to review by the Company’s regulators, external loan review, and internal loan review. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate and the fair values of collateral securing the loans. Risk ratings are reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan. These credit quality indicators are used to assign a risk rating to each individual loan. Risk ratings are grouped into the following major categories:
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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as doubtful as of December 31, 2024 and December 31, 2023.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans by category based on their assigned risk ratings determined by management:

	December 31, 2024
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$404,779	$16,429	$1,957	$5,224	$428,389
Commercial real estate - owner occupied	297,150	14,969	2,713	7,484	322,316
Commercial real estate - non-owner occupied	843,487	21,594	—	34,484	899,565
Construction and land development	351,657	1,376	20,847	777	374,657
Multi-family	411,842	3,855	15,735	92	431,524
One-to-four family residential	448,869	6,641	710	7,748	463,968
Agricultural and farmland	269,926	18,154	521	4,774	293,375
Municipal, consumer, and other	236,686	929	4,107	10,630	252,352
Total	$3,264,396	$83,947	$46,590	$71,213	$3,466,146

	December 31, 2023
(dollars in thousands)	Pass	Pass-Watch	Substandard	Total

Commercial and industrial	$419,494	$7,128	$1,178	$427,800
Commercial real estate - owner occupied	275,649	14,072	6,121	295,842
Commercial real estate - non-owner occupied	822,012	33,283	25,386	880,681
Construction and land development	351,087	12,604	292	363,983
Multi-family	397,951	19,656	316	417,923
One-to-four family residential	472,355	6,671	12,482	491,508
Agricultural and farmland	280,867	3,071	3,356	287,294
Municipal, consumer, and other	222,474	1,721	15,191	239,386
Total	$3,241,889	$98,206	$64,322	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of loans, further sorted by origination year, are as follows as of December 31, 2024:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial and industrial
Pass	$46,635	$43,007	$44,701	$11,617	$17,913	$41,397	$197,516	$1,993	$404,779
Pass-Watch	475	1,310	186	1,121	—	1,775	10,613	949	16,429
Special Mention	—	281	272	173	—	—	1,231	—	1,957
Substandard	—	1,913	1,016	721	—	—	939	635	5,224
Total	$47,110	$46,511	$46,175	$13,632	$17,913	$43,172	$210,299	$3,577	$428,389

Commercial real estate - owner occupied
Pass	$63,546	$23,607	$56,509	$48,867	$39,679	$44,108	$19,766	$1,068	$297,150
Pass-Watch	6,478	395	3,698	2,111	542	1,374	371	—	14,969
Special Mention	1,877	—	—	150	—	—	686	—	2,713
Substandard	819	700	506	3,707	1,241	511	—	—	7,484
Total	$72,720	$24,702	$60,713	$54,835	$41,462	$45,993	$20,823	$1,068	$322,316

Commercial real estate - non-owner occupied
Pass	$92,125	$108,688	$245,168	$222,479	$84,054	$65,935	$23,425	$1,613	$843,487
Pass-Watch	3,173	421	6,656	4,031	2,442	4,871	—	—	21,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	23,245	9,191	—	—	—	2,048	—	—	34,484
Total	$118,543	$118,300	$251,824	$226,510	$86,496	$72,854	$23,425	$1,613	$899,565

Construction and land development
Pass	$181,274	$73,773	$65,045	$21,542	$590	$693	$8,228	$512	$351,657
Pass-Watch	—	—	—	—	—	18	697	661	1,376
Special Mention	—	—	8,750	12,097	—	—	—	—	20,847
Substandard	475	—	216	—	—	86	—	—	777
Total	$181,749	$73,773	$74,011	$33,639	$590	$797	$8,925	$1,173	$374,657

Multi-family
Pass	$46,969	$80,450	$88,823	$101,284	$50,652	$40,839	$2,375	$450	$411,842
Pass-Watch	2,791	—	567	—	—	492	—	5	3,855
Special Mention	6,936	—	—	—	8,799	—	—	—	15,735
Substandard	92	—	—	—	—	—	—	—	92
Total	$56,788	$80,450	$89,390	$101,284	$59,451	$41,331	$2,375	$455	$431,524

One-to-four family residential
Pass	$44,914	$87,184	$79,834	$71,466	$57,258	$43,455	$59,446	$5,312	$448,869
Pass-Watch	1,126	1,271	936	242	405	2,252	134	275	6,641
Special Mention	—	—	—	592	118	—	—	—	710
Substandard	281	522	861	473	382	4,824	16	389	7,748
Total	$46,321	$88,977	$81,631	$72,773	$58,163	$50,531	$59,596	$5,976	$463,968

Agricultural and farmland
Pass	$42,272	$35,593	$32,146	$28,714	$27,865	$7,656	$94,977	$703	$269,926
Pass-Watch	100	2,671	1,424	1,403	508	861	10,633	554	18,154
Special Mention	134	87	—	—	—	—	300	—	521
Substandard	332	51	494	9	3,183	—	319	386	4,774
Total	$42,838	$38,402	$34,064	$30,126	$31,556	$8,517	$106,229	$1,643	$293,375

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Municipal, consumer, and other
Pass	$77,779	$37,678	$14,475	$23,204	$12,479	$37,460	$33,611	$—	$236,686
Pass-Watch	103	50	6	12	—	757	1	—	929
Special Mention	—	—	—	—	—	4,107	—	—	4,107
Substandard	21	5	33	—	—	10,570	1	—	10,630
Total	$77,903	$37,733	$14,514	$23,216	$12,479	$52,894	$33,613	$—	$252,352

Total by risk rating
Pass	$595,514	$489,980	$626,701	$529,173	$290,490	$281,543	$439,344	$11,651	$3,264,396
Pass-Watch	14,246	6,118	13,473	8,920	3,897	12,400	22,449	2,444	83,947
Special Mention	8,947	368	9,022	13,012	8,917	4,107	2,217	—	46,590
Substandard	25,265	12,382	3,126	4,910	4,806	18,039	1,275	1,410	71,213
Total	$643,972	$508,848	$652,322	$556,015	$308,110	$316,089	$465,285	$15,505	$3,466,146

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of loans, further sorted by origination year, are as follows as of December 31, 2023:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2023	2022	2021	2020	2019	Prior
Commercial and industrial
Pass	$90,931	$58,364	$19,283	$26,816	$5,269	$29,550	$187,579	$1,702	$419,494
Pass-Watch	2,025	1,340	892	144	753	471	956	547	7,128
Substandard	111	73	327	60	—	—	323	284	1,178
Total	$93,067	$59,777	$20,502	$27,020	$6,022	$30,021	$188,858	$2,533	$427,800

Commercial real estate - owner occupied
Pass	$27,516	$64,229	$55,376	$53,634	$32,469	$28,876	$13,549	$—	$275,649
Pass-Watch	4,061	943	5,210	1,474	1,573	811	—	—	14,072
Substandard	2,734	86	1,550	64	164	1,523	—	—	6,121
Total	$34,311	$65,258	$62,136	$55,172	$34,206	$31,210	$13,549	$—	$295,842

Commercial real estate - non-owner occupied
Pass	$121,536	$240,323	$237,953	$88,894	$82,094	$39,228	$10,274	$1,710	$822,012
Pass-Watch	810	6,893	7,013	353	4,230	154	13,585	245	33,283
Substandard	13,376	124	286	—	2,410	9,190	—	—	25,386
Total	$135,722	$247,340	$245,252	$89,247	$88,734	$48,572	$23,859	$1,955	$880,681

Construction and land development
Pass	$153,499	$119,005	$56,954	$5,596	$2,662	$796	$12,050	$525	$351,087
Pass-Watch	153	10,750	—	—	—	—	163	1,538	12,604
Substandard	—	216	—	—	—	76	—	—	292
Total	$153,652	$129,971	$56,954	$5,596	$2,662	$872	$12,213	$2,063	$363,983

Multi-family
Pass	$83,898	$81,507	$115,402	$53,126	$34,053	$23,570	$5,904	$491	$397,951
Pass-Watch	3,111	7,197	—	8,821	51	468	—	8	19,656
Substandard	—	—	316	—	—	—	—	—	316
Total	$87,009	$88,704	$115,718	$61,947	$34,104	$24,038	$5,904	$499	$417,923

One-to-four family residential
Pass	$105,337	$91,636	$82,289	$64,094	$21,986	$44,241	$57,248	$5,524	$472,355
Pass-Watch	2,382	286	940	486	212	1,804	203	358	6,671
Substandard	1,507	1,527	623	646	1,037	4,166	64	2,912	12,482
Total	$109,226	$93,449	$83,852	$65,226	$23,235	$50,211	$57,515	$8,794	$491,508

Agricultural and farmland
Pass	$52,766	$37,600	$36,604	$33,960	$8,910	$7,756	$100,486	$2,785	$280,867
Pass-Watch	953	361	425	30	71	719	172	340	3,071
Substandard	—	—	13	3,199	—	144	—	—	3,356
Total	$53,719	$37,961	$37,042	$37,189	$8,981	$8,619	$100,658	$3,125	$287,294

Municipal, consumer, and other
Pass	$43,575	$57,404	$27,904	$14,342	$1,016	$42,499	$35,734	$—	$222,474
Pass-Watch	9	6	13	—	—	1,693	—	—	1,721
Substandard	51	103	2	6	8	15,012	8	1	15,191
Total	$43,635	$57,513	$27,919	$14,348	$1,024	$59,204	$35,742	$1	$239,386

Total by risk rating
Pass	$679,058	$750,068	$631,765	$340,462	$188,459	$216,516	$422,824	$12,737	$3,241,889
Pass-Watch	13,504	27,776	14,493	11,308	6,890	6,120	15,079	3,036	98,206
Substandard	17,779	2,129	3,117	3,975	3,619	30,111	395	3,197	64,322
Total	$710,341	$779,973	$649,375	$355,745	$198,968	$252,747	$438,298	$18,970	$3,404,417

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Modifications
The Company modified one commercial and industrial loan to a borrower experiencing financial difficulty during the year ended December 31, 2024. The modification included an interest rate reduction and a term extension. As of December 31, 2024, the book balance of the modified loan was $0.5 million, and the loan was current and performing in accordance with the modified terms. There were no loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.55 billion and $1.66 billion as of December 31, 2024 and 2023, respectively. Activity in mortgage servicing rights was as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Beginning balance	$19,001	$10,147	$7,994
Acquired	—	10,469	—
Capitalized servicing rights	726	726	530
Fair value adjustments attributable to payments and principal reductions	(2,083)	(2,110)	(1,343)
Fair value adjustments attributable to changes in valuation inputs and assumptions	1,183	(231)	2,966
Ending balance	$18,827	$19,001	$10,147
NOTE 6 - BANK PREMISES AND EQUIPMENT
Bank premises and equipment are stated at cost less accumulated depreciation as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023

Land, buildings, and improvements	$98,426	$93,955
Furniture, fixtures, and equipment	26,270	26,205
Total bank premises and equipment	124,696	120,160
Less accumulated depreciation	57,938	55,010
Total bank premises and equipment, net	$66,758	$65,150
Depreciation expense by category is as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Buildings and improvements	$1,990	$1,879	$1,623
Furniture, fixtures, and equipment	954	1,229	1,420
Total depreciation expense	$2,944	$3,108	$3,043

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Beginning balance	$852	$3,030	$3,278
Acquired	—	271	—
Transfers from loans	889	1,143	541
Proceeds from sales	(1,396)	(4,093)	(475)
Net gain on sales	112	764	118
Direct write-downs	(90)	(263)	(432)
Ending balance	$367	$852	$3,030
Gains (losses) on foreclosed assets included the following:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Direct write-downs	$(90)	$(263)	$(432)
Net gain on sales	112	764	118
Gains (losses) on foreclosed assets	$22	$501	$(314)
As of December 31, 2024 and 2023, the carrying value of foreclosed one-to-four family residential real estate properties held was $0.3 million and $0.1 million, respectively. As of December 31, 2024, there were 19 one-to-four family residential real estate loans in the process of foreclosure totaling $1.8 million. As of December 31, 2023, there were 16 one-to-four family residential real estate loans in the process of foreclosure totaling $1.2 million.
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not record additions to goodwill for the years ended December 31, 2024 and 2022. During the year ended December 31, 2023, the Company recorded goodwill of $30.5 million related to the acquisition of Town and Country.
The following table summarizes the changes in the Company's intangible assets:

	Year Ended December 31,
	2024		2023		2022
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Core Deposit Intangible	Customer Relationship Intangible	Core Deposit Intangible	Customer Relationship Intangible

Beginning balance	$19,774	$908	$1,070	$—	$1,943	$—
Additions	—	—	21,282	1,000	—	—
Amortization	(2,739)	(100)	(2,578)	(92)	(873)	—
Ending balance	$17,035	$808	$19,774	$908	$1,070	$—
Accumulated amortization	$26,164	$192	$23,425	$92	$20,847	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of intangible assets for the years subsequent to December 31, 2024 is expected to be as follows (dollars in thousands):

Year ended December 31,
2025	$2,726
2026	2,411
2027	2,338
2028	2,255
2029	2,162
Thereafter	5,951
Total	$17,843
NOTE 9 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	December 31, 2024	December 31, 2023

Noninterest-bearing deposits	$1,046,405	$1,072,407
Interest-bearing deposits:
Interest-bearing demand	1,099,061	1,145,092
Money market	820,825	803,381
Savings	566,533	608,424
Time	785,430	627,253
Brokered	—	144,880
Total interest-bearing deposits	3,271,849	3,329,030
Total deposits	$4,318,254	$4,401,437
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $229.4 million and $236.8 million as of December 31, 2024 and 2023, respectively. The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $202.2 million and $130.2 million as of December 31, 2024 and 2023, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $455.2 million and $342.8 million as of December 31, 2024 and 2023, respectively.
The components of interest expense on deposits were as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Interest-bearing demand	$5,499	$3,130	$607
Money market	18,637	7,352	813
Savings	1,621	1,033	208
Time	28,183	10,784	883
Brokered	2,107	2,836	—
Total interest expense on deposits	$56,047	$25,135	$2,511

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024, the scheduled maturities of time deposits are as follows (dollars in thousands):

Year ended December 31,
2025	$742,741
2026	29,443
2027	7,445
2028	3,582
2029	2,128
Thereafter	91
Total	$785,430
NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
All repurchase agreements are sweep instruments. The securities underlying the agreements as of December 31, 2024 and 2023 were under the Company’s control in safekeeping at third-party financial institutions, and included debt securities.
Information pertaining to securities sold under agreements to repurchase is as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023

Balance at end of year	$28,969	$42,442
Weighted average rate as of end of year	2.58%	2.42%
Fair value of securities underlying the agreements	$34,335	$49,303
Carrying value of securities underlying the agreements	$37,628	$52,958
NOTE 11 - BORROWINGS
FHLB advances totaled $13.2 million with a weighted average interest rate of 0.54% as of December 31, 2024 and totaled $12.6 million with a weighted average interest rate of 0.55% as of December 31, 2023. The FHLB advances outstanding as of December 31, 2024 mature between 2025 and 2029.
Borrowings from the FHLB are secured by the FHLB stock held by the Company and pledged security in the form of qualifying loans. The loans pledged as of December 31, 2024 and 2023 totaled $1.91 billion and $1.20 billion, respectively. As of December 31, 2024 and 2023, loans pledged also served as collateral for credit exposure of $0.4 million associated with the Bank’s participation in the FHLB’s Mortgage Partnership Finance Program. As of December 31, 2024, loans pledged also served as collateral for a $70.0 million letter of credit for the benefit of uninsured public funds deposits.
The Bank also had available borrowings through the discount window of the Federal Reserve Bank of Chicago. Available borrowings are based on the collateral pledged. As of December 31, 2024 and 2023, debt securities with a carrying value of $108.0 million and $9.8 million, respectively, were pledged to secure available borrowings.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - SUBORDINATED NOTES
On September 3, 2020, the Company issued $40.0 million of fixed-to-floating rate subordinated notes that mature on September 15, 2030. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 4.50% for the first five years after issuance and thereafter bear interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest is payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after September 15, 2025. If the subordinated notes are redeemed before they mature, the redemption price will be the principal amount plus any accrued but unpaid interest. The transaction resulted in debt issuance costs of $0.8 million which is being amortized over 10 years. As of December 31, 2024 and 2023, 100% of the subordinated notes qualified as Tier 2 capital.
The face value and carrying value of the subordinated notes are summarized below:

(dollars in thousands)	December 31, 2024	December 31, 2023

Subordinated notes, at face value	$40,000	$40,000
Unamortized issuance costs	(447)	(526)
Subordinated notes, at carrying value	$39,553	$39,474
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The face values and carrying values of the junior subordinated debentures are summarized as follows:

		Carrying Value
(dollars in thousands)	Face Value	December 31, 2024	December 31, 2023

Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155	5,155
FFBI Capital Trust I	7,217	7,217	7,217
National Bancorp Statutory Trust I	5,773	4,919	4,853
Town and Country Statutory Trust II	4,124	4,374	4,401
Town and Country Statutory Trust III	7,732	7,590	7,578
West Plains Investors Statutory Trust I	3,093	2,974	2,965
Total	$53,714	$52,849	$52,789
The interest rates on the junior subordinated debentures are variable, reset quarterly, and are equal to the three-month term SOFR, as determined on the SOFR Determination Date immediately preceding the Distribution Payment Date specific to each junior subordinated debenture, plus a fixed percentage.
The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable Interest Rate		December 31, 2024	December 31, 2023	Maturity Date
Heartland Bancorp, Inc. Capital Trust B	SOFR plus	3.01%	7.67%	8.41%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	SOFR plus	1.79	6.15	7.18	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	SOFR plus	1.61	5.97	7.00	September 15, 2037
FFBI Capital Trust I	SOFR plus	3.06	7.72	8.46	April 6, 2034
National Bancorp Statutory Trust I	SOFR plus	3.16	7.52	8.55	December 15, 2037
Town and Country Statutory Trust II	SOFR plus	3.05	7.40	8.43	March 17, 2034
Town and Country Statutory Trust III	SOFR plus	1.94	6.30	7.33	March 22, 2037
West Plains Investors Statutory Trust I	SOFR plus	1.71	6.07	7.10	June 15, 2037
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of December 31, 2024 and 2023, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.
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
The interest rate swap agreements designated as cash flow hedges were as follows:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$7,000	$38	$17,000	$322
As of December 31, 2024, the interest rate swap agreement designated as a cash flow hedge matures in April 2025. The counterparty had cash pledged and held on deposit by the Company of $0.6 million as of December 31, 2023.
The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$348	$468	$(126)

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	79,416	5,515	94,497	6,227
Total fair value recorded in other assets	$79,416	$5,515	$94,497	$6,227

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$79,416	$(5,515)	$94,497	$(6,227)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$79,416	$(5,515)	$94,497	$(6,227)
As of December 31, 2024, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2035.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Not designated as hedging instruments:
Gross gains	$10,781	$11,198	$16,002
Gross losses	(10,781)	(11,198)	(16,002)
Net gains (losses)	$—	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk Participation Agreements
We have entered into a risk participation agreement to share credit exposure with a counterparty related to an interest rate swap agreement associated with a loan participation. Under the risk participation agreement, the Company sold a portion of its credit exposure, receiving an up-front fee, and will be required to make a payment to the counterparty if the loan customer defaults on its obligations. The risk participation agreement matures in 2035 and is summarized as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023

Risk participation agreements sold
Notional amount	$5,268	$—
Fair value	(10)	—
NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities		Derivatives	Total
(dollars in thousands)	Available-for-Sale	Held-to-Maturity

Balance, December 31, 2021	$5,736	$(3,514)	$(751)	$1,471
Transfer from available-for-sale to held-to-maturity	7,664	(7,664)	—	—
Other comprehensive income (loss) before reclassifications	(105,459)	—	1,183	(104,276)
Reclassifications	—	1,723	126	1,849
Other comprehensive income (loss), before tax	(105,459)	1,723	1,309	(102,427)
Income tax expense (benefit)	(30,061)	491	373	(29,197)
Other comprehensive income (loss), after tax	(75,398)	1,232	936	(73,230)
Balance, December 31, 2022	(61,998)	(9,946)	185	(71,759)
Other comprehensive income before reclassifications	16,949	—	161	17,110
Reclassifications	1,820	1,954	(468)	3,306
Other comprehensive income (loss), before tax	18,769	1,954	(307)	20,416
Income tax expense (benefit)	5,350	557	(87)	5,820
Other comprehensive income (loss), after tax	13,419	1,397	(220)	14,596
Balance, December 31, 2023	(48,579)	(8,549)	(35)	(57,163)
Other comprehensive income before reclassifications	9,023	—	64	9,087
Reclassifications	3,697	1,992	(348)	5,341
Other comprehensive income (loss), before tax	12,720	1,992	(284)	14,428
Income tax expense (benefit)	3,549	562	(81)	4,030
Other comprehensive income (loss), after tax	9,171	1,430	(203)	10,398
Balance, December 31, 2024	(39,408)	(7,119)	(238)	(46,765)
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
NOTE 16 – INCOME TAXES
Allocation of income tax expense between current and deferred portions is as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Current
Federal	$17,090	$12,538	$15,194
State	7,517	6,384	7,459
Total current	24,607	18,922	22,653

Deferred
Federal	307	2,811	(2,045)
State	689	1,006	(874)
Total deferred	996	3,817	(2,919)
Income tax expense	$25,603	$22,739	$19,734
Income tax expense differs from the statutory federal rate due to the following:

	Year Ended December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income tax, at statutory rate	$20,450	21.0%	$18,602	21.0%	$16,000	21.0%
Increase (decrease) resulting from:
Federally tax exempt interest income	(1,391)	(1.4)	(1,767)	(2.0)	(1,618)	(2.1)
State taxes, net of federal benefit	6,481	6.7	5,838	6.6	5,285	6.9
Other	63	—	66	0.1	67	0.1
Income tax expense	$25,603	26.3%	$22,739	25.7%	$19,734	25.9%

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the deferred tax assets and liabilities are as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023

Deferred tax assets
Allowance for credit losses	$12,523	$12,247
Compensation related	3,119	3,230
Deferred loan fees	692	676
Nonaccrual interest	673	596
Foreclosed assets	—	18
Goodwill	3	74
Net operating loss carryforward	99	144
Net unrealized losses on debt securities	19,424	23,967
Other purchase accounting adjustments	4,012	5,250
Other	699	575
Total deferred tax assets	41,244	46,777

Deferred tax liabilities
Fixed asset depreciation	3,172	3,044
Mortgage servicing rights	5,224	5,306
Intangible assets	4,899	5,584
Prepaid assets	982	816
Other	532	566
Total deferred tax liabilities	14,809	15,316
Net deferred tax asset	$26,435	$31,461
As of December 31, 2024, the Company had an Illinois net operating loss carryforward of $1.3 million which is available to offset future Illinois taxable income. The Illinois net operating loss carryforward is subject to a $500 thousand limitation through 2027 and will begin to expire in 2047. Management believes that it is more likely than not that the deferred tax assets included in the balance sheet will be realized, and that a valuation allowance was not required for deferred tax assets as of December 31, 2024 and 2023.
The Company files consolidated federal and state income tax returns. The Company is generally no longer subject to federal or state income tax examinations for years prior to 2021.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Numerator:
Net income	$71,780	$65,842	$56,456
Earnings allocated to participating securities	—	(36)	(66)
Numerator for earnings per share - basic and diluted	$71,780	$65,806	$56,390

Denominator:
Weighted average common shares outstanding	31,590,117	31,626,308	28,853,697
Dilutive effect of outstanding restricted stock units	122,363	111,839	65,619
Weighted average common shares outstanding, including all dilutive potential shares	31,712,480	31,738,147	28,919,316

Earnings per share - Basic	$2.27	$2.08	$1.95
Earnings per share - Diluted	$2.26	$2.07	$1.95
NOTE 18 - EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
During the years ended December 31, 2024, 2023, and 2022, the Company’s profit sharing plan contribution expense amounted to $1.8 million, $1.7 million, and $1.3 million, respectively. The Company’s contributions vest to employees ratably over a six-year period.
Medical Insurance Benefits
The Company is partially self-insured for medical claims filed by its employees. During the years ended December 31, 2024, 2023, and 2022, medical benefits expense amounted to $7.8 million, $6.2 million, and $4.9 million, respectively.

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
The following is a summary of stock-based compensation expense (benefit):

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Restricted stock units	$1,061	$1,204	$1,334
Performance restricted stock units	691	749	615
Total awards classified as equity	1,752	1,953	1,949
Stock appreciation rights	(32)	95	88
Total stock-based compensation expense	$1,720	$2,048	$2,037
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
During the years ended December 31, 2024, 2023, and 2022, the total grant date fair value of the restricted stock units granted was $1.0 million, $1.0 million, and $1.3 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the years ended December 31, 2024, 2023, 2022 were $1.4 million, $1.1 million, and $0.7 million, respectively.
The following is a summary of restricted stock unit activity:

	Year Ended December 31,
	2024		2023		2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	128,159	$19.56	139,986	$18.01	109,244	$17.27
Granted	51,246	19.06	41,847	22.72	66,995	18.81
Vested	(70,540)	18.96	(51,693)	17.91	(34,925)	17.26
Forfeited	(262)	19.06	(1,981)	19.55	(1,328)	18.35
Ending balance	108,603	$19.71	128,159	$19.56	139,986	$18.01
As of December 31, 2024, unrecognized compensation cost related to the non-vested restricted stock units was $0.9 million. This cost is expected to be recognized over the weighted average remaining service period of 1.5 years.

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
During the years ended December 31, 2024, 2023, and 2022, the total fair value of the performance restricted stock units granted was $0.4 million, $0.4 million, and $0.5 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the year ended December 31, 2024 was $0.8 million.
The following is a summary of performance restricted stock unit activity:

	Year Ended December 31,
	2024		2023		2022
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	79,097	$18.25	62,067	$17.02	38,344	$15.72
Granted	19,933	19.06	17,030	22.72	23,723	19.14
Adjustment for performance condition	14,349	15.53	—	—	—	—
Vested	(43,046)	15.53	—	—	—	—
Forfeited	—	—	—	—	—	—
Ending balance	70,333	$19.59	79,097	$18.25	62,067	$17.02
As of December 31, 2024, unrecognized compensation cost related to non-vested performance restricted stock units was $0.4 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.2 years.

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
The following is a summary of stock appreciation rights activity:

	Year Ended December 31,
	2024		2023		2022
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	73,440	$16.32	97,920	$16.32
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(24,480)	16.32
Expired	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Ending balance	73,440	$16.32	73,440	$16.32	73,440	$16.32
As of December 31, 2024, all stock appreciation rights were exercisable and had a weighted average remaining term of 4.3 years. There was no unrecognized compensation cost for stock appreciation rights as of December 31, 2024.

As of December 31, 2024 and 2023, the liability recorded for outstanding stock appreciation rights was $0.5 million and $0.6 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price.

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.37%	3.85%
Expected volatility	30.95%	37.37%
Expected life (in years)	4.7	5.7
Expected dividend yield	3.47%	3.22%
As of December 31, 2023, the liability recorded for previously exercised stock appreciation rights was $0.2 million which was paid in 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – REGULATORY CAPITAL
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
As of December 31, 2024 and 2023, the Company and the Bank each met all capital adequacy requirements to which they were subject. The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$652,563	16.51%	$316,145	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	573,203	14.50	237,109	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	521,968	13.21	177,831	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	573,203	11.51	199,167	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$635,878	16.11%	$315,825	8.00%	$394,781	10.00%
Tier 1 Capital (to Risk Weighted Assets)	596,071	15.10	236,869	6.00	315,825	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	596,071	15.10	177,651	4.50	256,608	6.50
Tier 1 Capital (to Average Assets)	596,071	11.98	199,030	4.00	248,787	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$603,234	15.33%	$314,814	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	527,964	13.42	236,110	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	476,789	12.12	177,083	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	527,964	10.49	201,231	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$586,604	14.92%	$314,496	8.00%	$393,119	10.00%
Tier 1 Capital (to Risk Weighted Assets)	550,808	14.01	235,872	6.00	314,496	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	550,808	14.01	176,904	4.50	255,528	6.50
Tier 1 Capital (to Average Assets)	550,808	10.96	201,063	4.00	251,329	5.00
NOTE 21 – SEGMENT INFORMATION
The Company’s operations consist of one reportable segment. The President and Chief Executive Officer is the designated chief operating decision maker. The chief operating decision maker uses consolidated financial information for purposes of allocating resources and assessing performance. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used to assess performance and in establishing compensation. Interest income from loans and investments as well as noninterest income from deposit customer activity, wealth management activities, and mortgage servicing generate the significant revenues. Interest expense, provisions for credit losses, and noninterest expenses such as compensation, occupancy, and data processing costs constitute the significant expenses. Significant revenues and expenses regularly provided to the chief operating decision maker are detailed in the consolidated statements of income.
NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Derivative Financial Instruments
Derivative financial instruments are carried at fair value as determined by dealer valuation models. Based on the inputs used, the derivative financial instruments subjected to recurring fair value adjustments are classified as Level 2. For derivative financial instruments designated as hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statement of comprehensive income. For derivative financial instruments not designated as hedging instruments, the change in fair value is recorded through an adjustment to the consolidated statement of income.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 by level within the fair value hierarchy:

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$111,145	$—	$111,145
U.S. government agency	—	53,198	—	53,198
Municipal	—	130,679	—	130,679
Mortgage-backed:
Agency residential	—	227,368	—	227,368
Agency commercial	—	116,681	—	116,681
Corporate	—	58,978	—	58,978
Equity securities with readily determinable fair values	3,315	—	—	3,315
Mortgage servicing rights	—	—	18,827	18,827
Derivative financial assets	—	5,553	—	5,553
Derivative financial liabilities	—	5,525	—	5,525

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$148,622	$—	$—	$148,622
U.S. government agency	—	52,097	—	52,097
Municipal	—	205,557	—	205,557
Mortgage-backed:
Agency residential	—	173,984	—	173,984
Agency commercial	—	127,012	—	127,012
Corporate	—	52,189	—	52,189
Equity securities with readily determinable fair values	3,360	—	—	3,360
Mortgage servicing rights	—	—	19,001	19,001
Derivative financial assets	—	6,549	—	6,549
Derivative financial liabilities	—	6,227	—	6,227

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$18,827	Discounted cash flows	Constant pre-payment rates (CPR)	0.8% to 94.3% (7.6%)
			Discount rate	9.0% to 96.4% (10.4%)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$19,001	Discounted cash flows	Constant pre-payment rates (CPR)	6.2% to 49.4% (8.4%)
			Discount rate	9.0% to 37.3% (9.6%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 by level within the fair value hierarchy:

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,586	$—	$1,586
Collateral-dependent loans	—	—	27,717	27,717
Bank premises held for sale	—	—	317	317
Foreclosed assets	—	—	367	367

	December 31, 2023
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$2,318	$—	$2,318
Collateral-dependent loans	—	—	32,685	32,685
Foreclosed assets	—	—	852	852
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$27,717	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	317	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	367	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$32,685	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	852	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s other financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	December 31, 2024		December 31, 2023
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$137,692	$137,692	$141,252	$141,252
Debt securities held-to-maturity	Level 2	499,858	445,186	521,439	466,496
Restricted stock	Level 3	5,086	5,086	7,160	7,160
Loans, net	Level 3	3,424,102	3,418,318	3,364,369	3,349,540
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	24,770	24,770	24,534	24,534

Financial liabilities:
Time deposits	Level 3	785,430	779,997	627,253	619,682
Brokered time deposits	Level 3	—	—	144,880	144,944
Securities sold under agreements to repurchase	Level 2	28,969	28,969	42,442	42,442
FHLB advances	Level 3	13,231	13,159	12,623	12,621
Subordinated notes	Level 3	39,553	38,316	39,474	36,993
Junior subordinated debentures	Level 3	52,849	47,942	52,789	48,529
Accrued interest payable	Level 2	5,096	5,096	6,969	6,969
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	December 31, 2024	December 31, 2023

Commitments to extend credit	$845,413	$869,013
Standby letters of credit	18,329	23,732
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $3.1 million and $3.8 million as of December 31, 2024 and 2023, respectively.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 - RELATED PARTY TRANSACTIONS
Loans
As of December 31, 2024 and 2023, loans to directors, executive officers, principal shareholders and their affiliated entities (“related parties”) totaled $0.5 million and $1.1 million, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans with persons not related to us.
Deposits
As of December 31, 2024 and 2023, deposits of related parties totaled $4.8 million and $4.0 million, respectively.
NOTE 25 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
Following are the condensed parent company only financial statements of HBT Financial.

Condensed Parent Company Only Balance Sheets

(dollars in thousands)	December 31, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$16,179	$17,214
Investment in subsidiaries:
Bank	618,914	563,513
Non-bank	1,614	1,614
Other assets	1,929	2,347
Total assets	$638,636	$584,688

LIABILITIES
Subordinated notes	$39,553	$39,474
Junior subordinated debentures	52,849	52,789
Other liabilities	1,629	2,929
Total liabilities	94,031	95,192

STOCKHOLDERS' EQUITY	544,605	489,496
Total liabilities and stockholders' equity	$638,636	$584,688

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Income

	Year ended December 31,
(dollars in thousands)	2024	2023	2022

INCOME
Dividends received from bank subsidiary	$34,000	$64,000	$28,000
Undistributed earnings from bank subsidiary	44,684	9,199	35,044
Other income	183	870	51
Total income	78,867	74,069	63,095

EXPENSES
Interest expense	5,729	5,409	3,666
Other expense	4,106	5,517	5,292
Total expenses	9,835	10,926	8,958
INCOME BEFORE INCOME TAX BENEFIT	69,032	63,143	54,137
TAX BENEFIT	(2,748)	(2,699)	(2,319)
NET INCOME	$71,780	$65,842	$56,456

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Parent Company Only Statements of Cash Flow

	Year ended December 31,
(dollars in thousands)	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,780	$65,842	$56,456
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of consolidated subsidiaries	(44,684)	(9,199)	(35,044)
Stock-based compensation	1,752	1,953	1,949
Amortization of discount and issuance costs on subordinated notes and debentures	139	139	145
Net gain on sale of foreclosed assets	—	(563)	—
Changes in other assets and liabilities, net	(1,105)	360	769
Net cash provided by operating activities	27,882	58,532	24,275

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities	20	—	—
Purchase of foreclosed assets from Heartland Bank	—	—	(2,325)
Proceeds from sale of foreclosed assets	—	2,888	—
Net cash paid for acquisition of Town and Country	—	(37,523)	—
Net cash provided by (used in) investing activities	20	(34,635)	(2,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to the vesting of restricted stock units	(331)	(181)	(57)
Repurchase of common stock	(4,423)	(8,907)	(4,783)
Cash dividends and dividend equivalents paid	(24,183)	(21,873)	(18,584)
Net cash used in financing activities	(28,937)	(30,961)	(23,424)

NET DECREASE IN CASH AND EQUIVALENTS	(1,035)	(7,064)	(1,474)
CASH AND CASH EQUIVALENTS
Beginning of year	17,214	24,278	25,752
End of year	$16,179	$17,214	$24,278

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2024 based on the specified criteria.
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
RSM US LLP, the independent registered public accounting firm that audited the Company's Consolidated Financial Statements included in this Annual Report, has issued an audit opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, is included in this Item.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HBT Financial, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited HBT Financial, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and our report dated March 7, 2025 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ RSM US LLP
Chicago, Illinois
March 7, 2025

ITEM 9B.    OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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
All other information required by this item is set forth under the captions “Proposal 1—Election of Directors,” “Board of Directors, Board Meetings and Committees,” “Stock Ownership Matters,” and “Executive Officers” in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
All information required by this item is set forth under the captions “Executive Compensation,” "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation", and "Director Compensation" in the Company’s Definitive Proxy Statement and is herein incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2024 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-Average exercise price of outstanding options, warrants and rights (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	214,103	(1)	$—	1,413,780	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	214,103		$—	1,413,780
__________________________________
(1)Balance reflects the assumed payout of outstanding performance restricted stock units awards at maximum level and outstanding restricted stock unit awards and does not include any outstanding stock appreciation rights, which settle exclusively in cash. Balance relates solely to outstanding awards under the Omnibus Incentive Plan.
(2)This “Weighted-Average exercise price of outstanding options, warrants and rights” column does not reflect the outstanding restricted stock unit or performance share unit awards. Because there are no outstanding awards that have exercise prices, no weighted-average exercise price is provided in this column.
(3)Reflects the number of shares that remain available for issuance under the Omnibus Incentive Plan.
All other information required by this item is set forth under the caption “Stock Ownership Matters—Security Ownership of Management and Certain Beneficial Owners” in the Company’s Definitive Proxy Statement and is herein incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
All information required by this item is set forth under the caption “Certain Relationships and Related Party Transactions” in the Company’s Definitive Proxy Statement and is herein incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
All information required by this item is set forth under the caption “Proposal 4—Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement and is herein incorporated by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1).See Index to Consolidated Financial Statements on page 78.
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

10.7 * §	Amended and Restated Employment Agreement, dated as of February 22, 2021, by and between the Company and Mark W. Scheirer.

10.8 §
Employment Agreement, effective October 1, 2022, by and among HBT Financial, Inc., Heartland Bank and Trust Company and Peter Chapman. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 18, 2022).

10.9 §
Amendment to Amended and Restated Employment Agreement, dated November 18, 2022, by and among HBT Financial, Inc., Heartland Bank and Trust Company and Patrick F. Busch. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 23, 2022).

10.10 * §	Amendment to the Amended and Restated Employment Agreement, dated January 1, 2023, by and between the Company, the Bank, and Lawrence J. Horvath.

10.11 §
Amendment to Amended and Restated Employment Agreement, dated March 15, 2024, by and between the Company, the Bank, and Fred L. Drake. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2024).

10.12 §
Amendment to Amended and Restated Employment Agreement, dated March 15, 2024, by and between the Company, the Bank, and J. Lance Carter. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2024).

10.13 §
Amendment to Employment Agreement, dated March 15, 2024, by and between the Company, the Bank, and Peter Chapman. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2024).

10.14 * §	Amendment to the Amended and Restated Employment Agreement, dated March 15, 2024, by and between the Company, the Bank, and Lawrence J. Horvath.

10.15 * §	Amendment to the Amended and Restated Employment Agreement, dated March 15, 2024, by and between the Company, the Bank, and Mark W. Scheirer.

10.16 §	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the Commission on September 13, 2019).

10.17 §	Form of Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

10.18 §	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

10.19 §	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2021).

10.20 §	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022).

10.21 §	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 8, 2023).

19.1 *	Insider Trading Policy.

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of RSM US LLP.

31.1 *	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1 *	Incentive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

HBT FINANCIAL, INC.

Dated: March 7, 2025	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Lance Carter	President, Chief Executive Officer, and Director	March 7, 2025
J. Lance Carter	(Principal executive officer)

/s/ Peter R. Chapman	Executive Vice President and Chief Financial Officer	March 7, 2025
Peter R. Chapman	(Principal financial officer and principal accounting officer)

/s/ Fred L. Drake	Executive Chairman and Director	March 7, 2025
Fred L. Drake

/s/ Roger A. Baker	Director	March 7, 2025
Roger A. Baker

/s/ C. Alvin Bowman	Director	March 7, 2025
C. Alvin Bowman

/s/ Eric E. Burwell	Director	March 7, 2025
Eric E. Burwell

/s/ Patrick F. Busch	Director	March 7, 2025
Patrick F. Busch

/s/ Allen C. Drake	Director	March 7, 2025
Allen C. Drake

/s/ Linda J. Koch	Director	March 7, 2025
Linda J. Koch

/s/ Gerald E. Pfeiffer	Director	March 7, 2025
Gerald E. Pfeiffer