Form 10-Q
period 2025-03-31
HBT Financial, Inc.
filed 2025-05-02
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2025, there were 31,495,434 shares outstanding of the registrant’s common stock, $0.01 par value.

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
•effects on the U.S. economy resulting from the threat or implementation of, or changes to, existing policies and executive orders including tariffs, immigration policy, regulatory or other governmental agencies, foreign policy and tax regulations;
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
•the ability of the Company to manage the risks associated with the foregoing as well as anticipated; and
•the factors discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange (“SEC”) Commission on March 7, 2025.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$25,005	$29,552
Interest-bearing deposits with banks	186,586	108,140
Cash and cash equivalents	211,591	137,692

Debt securities available-for-sale, at fair value	706,135	698,049
Debt securities held-to-maturity (fair value of $445,762 at 2025 and $445,186 at 2024)	490,398	499,858
Equity securities with readily determinable fair value	3,323	3,315
Equity securities with no readily determinable fair value	2,629	2,629
Restricted stock, at cost	5,086	5,086
Loans held for sale	2,721	1,586

Loans, before allowance for credit losses	3,461,778	3,466,146
Allowance for credit losses	(42,111)	(42,044)
Loans, net of allowance for credit losses	3,419,667	3,424,102

Bank owned life insurance	24,153	23,989
Bank premises and equipment, net	67,272	66,758
Bank premises held for sale	190	317
Foreclosed assets	460	367
Goodwill	59,820	59,820
Intangible assets, net	17,148	17,843
Mortgage servicing rights, at fair value	18,519	18,827
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	22,735	24,770
Other assets	38,731	46,280
Total assets	$5,092,192	$5,032,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,065,874	$1,046,405
Interest-bearing	3,318,716	3,271,849
Total deposits	4,384,590	4,318,254

Securities sold under agreements to repurchase	2,698	28,969
Federal Home Loan Bank advances	7,209	13,231
Subordinated notes	39,573	39,553
Junior subordinated debentures issued to capital trusts	52,864	52,849
Other liabilities	40,201	35,441
Total liabilities	4,527,135	4,488,297

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,899,104 at 2025 and 32,827,039 at 2024; shares outstanding of 31,631,431 at 2025 and 31,559,366 at 2024	329	328
Surplus	297,024	297,297
Retained earnings	329,169	316,764
Accumulated other comprehensive income (loss)	(38,446)	(46,765)
Treasury stock at cost, 1,267,673 shares at 2025 and 1,267,673 at 2024	(23,019)	(23,019)
Total stockholders’ equity	565,057	544,605
Total liabilities and stockholders’ equity	$5,092,192	$5,032,902
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$53,369	$51,926
Federally tax exempt	1,168	1,094
Debt securities:
Taxable	6,936	6,204
Federally tax exempt	469	597
Interest-bearing deposits in bank	1,065	1,952
Other interest and dividend income	131	188
Total interest and dividend income	63,138	61,961

INTEREST EXPENSE
Deposits	12,939	13,593
Securities sold under agreements to repurchase	22	152
Borrowings	109	125
Subordinated notes	470	470
Junior subordinated debentures issued to capital trusts	890	933
Total interest expense	14,430	15,273
Net interest income	48,708	46,688
PROVISION FOR CREDIT LOSSES	576	527
Net interest income after provision for credit losses	48,132	46,161

NONINTEREST INCOME
Card income	2,548	2,616
Wealth management fees	2,841	2,547
Service charges on deposit accounts	1,944	1,869
Mortgage servicing	990	1,055
Mortgage servicing rights fair value adjustment	(308)	80
Gains on sale of mortgage loans	252	298
Realized gains (losses) on sales of securities	—	(3,382)
Unrealized gains (losses) on equity securities	8	(16)
Gains (losses) on foreclosed assets	13	87
Gains (losses) on other assets	54	(635)
Income on bank owned life insurance	164	164
Other noninterest income	800	943
Total noninterest income	9,306	5,626

NONINTEREST EXPENSE
Salaries	17,053	16,657
Employee benefits	3,285	2,805
Occupancy of bank premises	2,625	2,582
Furniture and equipment	445	550
Data processing	2,717	2,925
Marketing and customer relations	1,144	996
Amortization of intangible assets	695	710
FDIC insurance	562	560
Loan collection and servicing	383	452
Foreclosed assets	5	49
Other noninterest expense	3,021	2,982
Total noninterest expense	31,935	31,268
INCOME BEFORE INCOME TAX EXPENSE	25,503	20,519
INCOME TAX EXPENSE	6,428	5,261
NET INCOME	$19,075	$15,258

EARNINGS PER SHARE - BASIC	$0.60	$0.48
EARNINGS PER SHARE - DILUTED	$0.60	$0.48
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,584,989	31,662,954
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

NET INCOME	$19,075	$15,258

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on debt securities available-for-sale	11,085	(2,255)
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	—	3,382
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	504	501
Unrealized gains on derivative instruments	1	64
Reclassification adjustment for net settlements on derivative instruments	(36)	(132)
Total other comprehensive income, before tax	11,554	1,560
Income tax expense	3,235	445
Total other comprehensive income	8,319	1,115
TOTAL COMPREHENSIVE INCOME	$27,394	$16,373
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2024	31,559,366	$328	$297,297	$316,764	$(46,765)	$(23,019)	$544,605
Net income	—	—	—	19,075	—	—	19,075
Other comprehensive income	—	—	—	—	8,319	—	8,319
Stock-based compensation	—	—	419	—	—	—	419
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	72,065	1	(692)	—	—	—	(691)
Cash dividends and dividend equivalents ($0.21 per share)	—	—	—	(6,670)	—	—	(6,670)
Balance, March 31, 2025	31,631,431	$329	$297,024	$329,169	$(38,446)	$(23,019)	$565,057

Balance, December 31, 2023	31,695,828	$327	$295,877	$269,051	$(57,163)	$(18,596)	$489,496
Cumulative effect of change in accounting principle (ASU 2023-02)	—	—	—	116	—	—	116
Net income	—	—	—	15,258	—	—	15,258
Other comprehensive income	—	—	—	—	1,115	—	1,115
Stock-based compensation	—	—	509	—	—	—	509
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	96,341	1	(332)	—	—	—	(331)
Repurchase of common stock	(179,281)	—	—	—	—	(3,410)	(3,410)
Cash dividends and dividend equivalents ($0.19 per share)	—	—	—	(6,072)	—	—	(6,072)
Balance, March 31, 2024	31,612,888	$328	$296,054	$278,353	$(56,048)	$(22,006)	$496,681
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,075	$15,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	756	729
Provision for credit losses	576	527
Net amortization of debt securities	777	1,036
Deferred income tax expense	782	1,154
Stock-based compensation	419	509
Net accretion of discount and deferred loan fees on loans	(1,887)	(1,854)
Net realized loss on sales of securities	—	3,382
Net unrealized loss (gain) on equity securities	(8)	16
Net loss on disposals of bank premises and equipment	5	55
Net gain on sales of bank premises held for sale	(59)	—
Impairment losses on bank premises held for sale	—	580
Net gain on sales of foreclosed assets	(27)	(113)
Write-down of foreclosed assets	14	26
Amortization of intangibles	695	710
Decrease (increase) in fair value of mortgage servicing rights	308	(80)
Amortization of discount and issuance costs on subordinated notes and debentures	35	35
Amortization of discount on Federal Home Loan Bank advances	66	102
Amortization of premium on time deposits	—	(30)
Mortgage loans originated for sale	(8,315)	(12,459)
Proceeds from sale of mortgage loans	7,432	11,596
Net gain on sale of mortgage loans	(252)	(298)
Increase in cash surrender value of bank owned life insurance	(164)	(164)
Decrease in accrued interest receivable	2,035	1,417
Decrease (increase) in other assets	2,270	(5,574)
Increase in other liabilities	5,907	10,212
Net cash provided by operating activities	30,440	26,772
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest-bearing time deposits with banks	—	(6)
Proceeds from sales of debt securities	—	66,812
Proceeds from sales and redemptions of equity securities	—	20
Proceeds from paydowns, maturities, and calls of debt securities	36,553	29,563
Purchase of debt securities	(24,367)	(4,757)
Purchase of equity securities	—	(117)
Purchase of loans	(9,782)	(4,448)
Net decrease in loans	15,369	64,761
Proceeds from redemption of restricted stock	—	2,005
Purchases of bank premises and equipment	(1,275)	(1,286)
Proceeds from sales of bank premises held for sale	186	—
Proceeds from sales of foreclosed assets	159	865
Net cash provided by investing activities	16,843	153,412

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	66,336	(40,833)
Net decrease in repurchase agreements	(26,271)	(10,578)
Proceeds from long-term Federal Home Loan Bank advances	1,800	—
Repayment of long-term Federal Home Loan Bank advances	(7,888)	—
Taxes paid related to the vesting of restricted stock units	(691)	(331)
Repurchase of common stock	—	(3,410)
Cash dividends and dividend equivalents paid	(6,670)	(6,072)
Net cash provided by (used in) financing activities	26,616	(61,224)

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,899	118,960
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,692	141,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$211,591	$260,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,039	$15,926
Net refund received for income taxes	$—	$(749)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$239	$203
Transfers of bank premises and equipment to bank premises held for sale	$—	$317
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
The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the SEC. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands income tax disclosure requirements. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign, income tax expense (benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The amendments in this update are effective for years beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. Early adoption is permitted. This standard did not have a material impact on the Company’s consolidated results of operations or financial position.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	March 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$109,688	$—	$(6,825)	$—	$102,863
U.S. government agency	53,611	46	(1,877)	—	51,780
Municipal	149,697	—	(17,359)	—	132,338
Mortgage-backed:
Agency residential	246,356	1,011	(11,151)	—	236,216
Agency commercial	126,448	6	(10,051)	—	116,403
Corporate	68,693	322	(2,480)	—	66,535
Total available-for-sale	$754,493	$1,385	$(49,743)	$—	$706,135

	March 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,477	$—	$(6,800)	$81,677	$—
Municipal	35,199	47	(271)	34,975	—
Mortgage-backed:
Agency residential	83,308	—	(4,417)	78,891	—
Agency commercial	283,414	14	(33,209)	250,219	—
Total held-to-maturity	$490,398	$61	$(44,697)	$445,762	$—

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
As of March 31, 2025 and December 31, 2024, the Bank had debt securities with a carrying value of $429.0 million and $468.8 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of March 31, 2025, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$49,390	$48,619	$6,431	$6,431
Due after 1 year through 5 years	179,558	168,306	52,779	50,793
Due after 5 years through 10 years	128,903	115,347	62,214	57,281
Due after 10 years	23,838	21,244	2,252	2,147

Mortgage-backed:
Agency residential	246,356	236,216	83,308	78,891
Agency commercial	126,448	116,403	283,414	250,219
Total	$754,493	$706,135	$490,398	$445,762

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of March 31, 2025 and December 31, 2024, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	March 31, 2025
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(6,825)	$102,863	$(6,825)	$102,863
U.S. government agency	(26)	2,969	(1,851)	44,059	(1,877)	47,028
Municipal	(5)	2,162	(17,354)	129,705	(17,359)	131,867
Mortgage-backed:
Agency residential	(935)	40,523	(10,216)	123,996	(11,151)	164,519
Agency commercial	(54)	3,087	(9,997)	111,959	(10,051)	115,046
Corporate	(33)	3,967	(2,447)	39,526	(2,480)	43,493
Total available-for-sale	$(1,053)	$52,708	$(48,690)	$552,108	$(49,743)	$604,816

	December 31, 2024
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(8,545)	$111,145	$(8,545)	$111,145
U.S. government agency	(141)	7,594	(2,403)	45,604	(2,544)	53,198
Municipal	(8)	2,634	(19,476)	127,776	(19,484)	130,410
Mortgage-backed:
Agency residential	(2,041)	81,055	(12,186)	129,178	(14,227)	210,233
Agency commercial	(125)	3,327	(12,020)	112,118	(12,145)	115,445
Corporate	(4)	1,996	(2,906)	43,064	(2,910)	45,060
Total available-for-sale	$(2,319)	$96,606	$(57,536)	$568,885	$(59,855)	$665,491
As of March 31, 2025, there were 600 debt securities in an unrealized loss position for a period of twelve months or more, and 63 debt securities in an unrealized loss position for a period of less than twelve months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Municipal securities include general obligation bonds which have a very low historical default rate due to issuers generally having taxing authority to service the debt and represent approximately 72% of the total fair value of our municipal securities portfolio as of March 31, 2025. The remainder of the municipal securities are also of high credit quality with ratings of Aa3/AA- or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in these portfolios are considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
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
As of March 31, 2025, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $5.0 million and $5.1 million as of March 31, 2025 and December 31, 2024, respectively.
Sales of debt securities were as follows during the three months ended March 31:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Proceeds from sales	$—	$66,812
Gross realized gains	—	—
Gross realized losses	—	(3,382)

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	March 31, 2025
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,998
Cumulative net unrealized gains (losses)	199	(369)
Carrying value	$3,323	$2,629

	December 31, 2024
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,998
Cumulative net unrealized gains (losses)	191	(369)
Carrying value	$3,315	$2,629
As of March 31, 2025 and December 31, 2024, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Readily determinable fair value	$8	$(16)
No readily determinable fair value	—	—
Unrealized gains (losses) on equity securities	$8	$(16)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024

Commercial and industrial	$441,261	$428,389
Commercial real estate - owner occupied	321,990	322,316
Commercial real estate - non-owner occupied	891,022	899,565
Construction and land development	376,046	374,657
Multi-family	424,096	431,524
One-to-four family residential	455,376	463,968
Agricultural and farmland	292,240	293,375
Municipal, consumer, and other	259,747	252,352
Loans, before allowance for credit losses	3,461,778	3,466,146
Allowance for credit losses	(42,111)	(42,044)
Loans, net of allowance for credit losses	$3,419,667	$3,424,102
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
At March 31, 2025, the economic forecast used by management anticipates a mild economic slowdown, but not a recession, over the next 4 quarters considered in the forecast period, with the unemployment rate remaining stable and gross domestic product ("GDP") growth slowing slightly and then increasing. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses:

	Three Months Ended March 31, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044
Provision for credit losses	1,055	192	(514)	324	(213)	(112)	108	(344)	496
Charge-offs	(385)	(1)	—	(6)	—	(85)	—	(188)	(665)
Recoveries	59	2	—	1	—	44	38	92	236
Ending balance	$6,086	$3,300	$11,193	$4,621	$4,118	$3,755	$1,316	$7,722	$42,111

	Three Months Ended March 31, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048
Provision for credit losses	239	(117)	2,102	(454)	8	(421)	32	(829)	560
Charge-offs	(15)	—	—	—	—	(21)	—	(191)	(227)
Recoveries	26	2	242	1	—	84	7	72	434
Ending balance	$5,230	$2,157	$10,058	$5,545	$3,845	$4,846	$1,014	$8,120	$40,815

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three months ended March 31, 2025 and 2024.

	Gross Charge-Offs for the Three Months Ended March 31, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$—	$—	$319	$—	$46	$—	$20	$—	$385
Commercial real estate - owner occupied	—	—	—	—	1	—	—	—	1
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	2	—	4	—	—	6
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	1	—	81	3	—	85
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	67	60	1	—	—	—	60	—	188
Total	$67	$60	$320	$3	$47	$85	$83	$—	$665

	Gross Charge-Offs for the Three Months Ended March 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$3	$—	$—	$—	$11	$1	$—	$15
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	3	—	—	6	12	—	21
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	44	56	6	—	—	—	85	—	191
Total	$44	$59	$9	$—	$—	$17	$98	$—	$227

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	March 31, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$440,377	$321,683	$878,296	$375,802	$424,006	$451,824	$292,225	$245,578	$3,429,791
Individually evaluated for impairment	884	307	12,726	244	90	3,552	15	14,169	31,987
Total	$441,261	$321,990	$891,022	$376,046	$424,096	$455,376	$292,240	$259,747	$3,461,778

Allowance for credit losses:
Collectively evaluated for impairment	$5,939	$3,300	$10,803	$4,571	$4,028	$3,659	$1,316	$5,761	$39,377
Individually evaluated for impairment	147	—	390	50	90	96	—	1,961	2,734
Total	$6,086	$3,300	$11,193	$4,621	$4,118	$3,755	$1,316	$7,722	$42,111

	December 31, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,737	$322,159	$884,832	$374,408	$431,432	$459,790	$293,240	$241,765	$3,435,363
Individually evaluated for impairment	652	157	14,733	249	92	4,178	135	10,587	30,783
Total	$428,389	$322,316	$899,565	$374,657	$431,524	$463,968	$293,375	$252,352	$3,466,146

Allowance for credit losses:
Collectively evaluated for impairment	$5,344	$3,107	$11,201	$4,269	$4,239	$3,747	$1,170	$5,901	$38,978
Individually evaluated for impairment	13	—	506	33	92	161	—	2,261	3,066
Total	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	March 31, 2025
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$775	$109	$884	$147
Commercial real estate - owner occupied	307	—	—	307	—
Commercial real estate - non-owner occupied	12,726	—	—	12,726	390
Construction and land development	244	—	—	244	50
Multi-family	90	—	—	90	90
One-to-four family residential	3,552	—	—	3,552	96
Agricultural and farmland	—	—	15	15	—
Municipal, consumer, and other	14,159	—	10	14,169	1,961
Total	$31,078	$775	$134	$31,987	$2,734

	December 31, 2024
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$627	$25	$652	$13
Commercial real estate - owner occupied	157	—	—	157	—
Commercial real estate - non-owner occupied	14,733	—	—	14,733	506
Construction and land development	249	—	—	249	33
Multi-family	92	—	—	92	92
One-to-four family residential	4,178	—	—	4,178	161
Agricultural and farmland	—	—	135	135	—
Municipal, consumer, and other	10,569	5	13	10,587	2,261
Total	$29,978	$632	$173	$30,783	$3,066
Accrued interest on loans is excluded from the estimate of credit losses and totaled $17.5 million and $19.6 million as of March 31, 2025 and December 31, 2024, respectively.

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
The following tables present loans by category based on current payment and accrual status:

	March 31, 2025
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$438,705	$1,672	$—	$884	$441,261
Commercial real estate - owner occupied	320,877	806	—	307	321,990
Commercial real estate - non-owner occupied	890,989	33	—	—	891,022
Construction and land development	375,802	—	—	244	376,046
Multi-family	417,452	6,554	—	90	424,096
One-to-four family residential	450,754	1,070	—	3,552	455,376
Agricultural and farmland	292,075	150	—	15	292,240
Municipal, consumer, and other	259,650	83	4	10	259,747
Total	$3,446,304	$10,368	$4	$5,102	$3,461,778

	December 31, 2024
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$425,859	$1,878	$—	$652	$428,389
Commercial real estate - owner occupied	321,805	354	—	157	322,316
Commercial real estate - non-owner occupied	897,445	299	—	1,821	899,565
Construction and land development	373,933	475	—	249	374,657
Multi-family	431,432	—	—	92	431,524
One-to-four family residential	459,069	721	—	4,178	463,968
Agricultural and farmland	293,231	9	—	135	293,375
Municipal, consumer, and other	251,798	182	4	368	252,352
Total	$3,454,572	$3,918	$4	$7,652	$3,466,146

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	March 31, 2025
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$445	$439	$884
Commercial real estate - owner occupied	—	307	307
Commercial real estate - non-owner occupied	—	—	—
Construction and land development	214	30	244
Multi-family	90	—	90
One-to-four family residential	582	2,970	3,552
Agricultural and farmland	—	15	15
Municipal, consumer, and other	—	10	10
Total	$1,331	$3,771	$5,102

	December 31, 2024
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$185	$467	$652
Commercial real estate - owner occupied	—	157	157
Commercial real estate - non-owner occupied	—	1,821	1,821
Construction and land development	216	33	249
Multi-family	92	—	92
One-to-four family residential	654	3,524	4,178
Agricultural and farmland	—	135	135
Municipal, consumer, and other	—	368	368
Total	$1,147	$6,505	$7,652

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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as doubtful as of March 31, 2025 and December 31, 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	March 31, 2025
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$413,933	$15,961	$4,574	$6,793	$441,261
Commercial real estate - owner occupied	294,305	16,315	3,988	7,382	321,990
Commercial real estate - non-owner occupied	842,602	15,907	—	32,513	891,022
Construction and land development	352,844	1,587	20,844	771	376,046
Multi-family	406,806	10,663	6,537	90	424,096
One-to-four family residential	439,022	8,259	798	7,297	455,376
Agricultural and farmland	262,265	17,219	8,093	4,663	292,240
Municipal, consumer, and other	244,622	910	—	14,215	259,747
Total	$3,256,399	$86,821	$44,834	$73,724	$3,461,778

	December 31, 2024
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$404,779	$16,429	$1,957	$5,224	$428,389
Commercial real estate - owner occupied	297,150	14,969	2,713	7,484	322,316
Commercial real estate - non-owner occupied	843,487	21,594	—	34,484	899,565
Construction and land development	351,657	1,376	20,847	777	374,657
Multi-family	411,842	3,855	15,735	92	431,524
One-to-four family residential	448,869	6,641	710	7,748	463,968
Agricultural and farmland	269,926	18,154	521	4,774	293,375
Municipal, consumer, and other	236,686	929	4,107	10,630	252,352
Total	$3,264,396	$83,947	$46,590	$71,213	$3,466,146

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of March 31, 2025:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Commercial and industrial
Pass	$15,183	$61,571	$55,516	$44,509	$10,641	$28,677	$195,989	$1,847	$413,933
Pass-Watch	—	576	1,614	510	1,053	1,704	9,618	886	15,961
Special Mention	—	—	—	—	—	—	4,574	—	4,574
Substandard	—	1	1,902	1,233	821	—	2,209	627	6,793
Total	$15,183	$62,148	$59,032	$46,252	$12,515	$30,381	$212,390	$3,360	$441,261

Commercial real estate - owner occupied
Pass	$13,677	$57,045	$24,637	$53,818	$46,820	$78,189	$19,153	$966	$294,305
Pass-Watch	1,640	3,941	260	3,377	2,353	1,444	3,300	—	16,315
Special Mention	—	1,847	—	—	272	369	1,500	—	3,988
Substandard	—	815	680	672	3,818	1,332	—	65	7,382
Total	$15,317	$63,648	$25,577	$57,867	$53,263	$81,334	$23,953	$1,031	$321,990

Commercial real estate - non-owner occupied
Pass	$39,275	$85,190	$104,130	$240,197	$211,177	$137,266	$23,773	$1,594	$842,602
Pass-Watch	—	2,550	412	1,733	3,977	7,235	—	—	15,907
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	24,786	5,489	209	—	—	2,029	—	—	32,513
Total	$64,061	$93,229	$104,751	$241,930	$215,154	$146,530	$23,773	$1,594	$891,022

Construction and land development
Pass	$35,049	$173,174	$45,656	$65,104	$21,987	$1,212	$10,427	$235	$352,844
Pass-Watch	19	249	—	—	—	17	699	603	1,587
Special Mention	12,093	—	—	8,751	—	—	—	—	20,844
Substandard	—	475	—	214	—	82	—	—	771
Total	$47,161	$173,898	$45,656	$74,069	$21,987	$1,311	$11,126	$838	$376,046

Multi-family
Pass	$12,572	$45,184	$89,288	$81,284	$87,835	$88,007	$2,197	$439	$406,806
Pass-Watch	110	2,667	16	—	—	7,866	—	4	10,663
Special Mention	6,537	—	—	—	—	—	—	—	6,537
Substandard	—	90	—	—	—	—	—	—	90
Total	$19,219	$47,941	$89,304	$81,284	$87,835	$95,873	$2,197	$443	$424,096

One-to-four family residential
Pass	$17,329	$34,019	$84,902	$79,177	$69,500	$93,164	$54,636	$6,295	$439,022
Pass-Watch	89	2,869	1,196	726	302	2,634	137	306	8,259
Special Mention	—	—	—	—	586	212	—	—	798
Substandard	328	234	335	527	455	5,017	16	385	7,297
Total	$17,746	$37,122	$86,433	$80,430	$70,843	$101,027	$54,789	$6,986	$455,376

Agricultural and farmland
Pass	$20,374	$33,833	$33,398	$29,748	$26,891	$29,898	$87,437	$686	$262,265
Pass-Watch	1,200	466	2,006	273	852	1,326	10,995	101	17,219
Special Mention	2,528	—	670	1,333	944	—	2,618	—	8,093
Substandard	—	330	51	486	7	3,138	386	265	4,663
Total	$24,102	$34,629	$36,125	$31,840	$28,694	$34,362	$101,436	$1,052	$292,240

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Municipal, consumer, and other
Pass	$26,085	$61,718	$34,258	$18,437	$23,004	$48,456	$32,663	$1	$244,622
Pass-Watch	—	100	44	4	10	750	2	—	910
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	15	8	4	29	—	14,158	1	—	14,215
Total	$26,100	$61,826	$34,306	$18,470	$23,014	$63,364	$32,666	$1	$259,747

Total by risk rating
Pass	$179,544	$551,734	$471,785	$612,274	$497,855	$504,869	$426,275	$12,063	$3,256,399
Pass-Watch	3,058	13,418	5,548	6,623	8,547	22,976	24,751	1,900	86,821
Special Mention	21,158	1,847	670	10,084	1,802	581	8,692	—	44,834
Substandard	25,129	7,442	3,181	3,161	5,101	25,756	2,612	1,342	73,724
Total	$228,889	$574,441	$481,184	$632,142	$513,305	$554,182	$462,330	$15,305	$3,461,778

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
Modifications
There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, modified loans totaled $0.5 million and $0.5 million, respectively, and were current and performing in accordance with the modified terms.
Pledged Loans
As of March 31, 2025 and December 31, 2024, the Company pledged loans totaling $1.89 billion and $1.91 billion, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 4 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.52 billion and $1.55 billion as of March 31, 2025 and December 31, 2024, respectively. Activity in mortgage servicing rights was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Beginning balance	$18,827	$19,001
Capitalized servicing rights	95	130
Fair value adjustments attributable to payments and principal reductions	(453)	(429)
Fair value adjustments attributable to changes in valuation inputs and assumptions	50	379
Ending balance	$18,519	$19,081

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Beginning balance	$367	$852
Transfers from loans	239	203
Proceeds from sales	(159)	(865)
Net gain on sales	27	113
Direct write-downs	(14)	(26)
Ending balance	$460	$277
Gains (losses) on foreclosed assets included the following:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Direct write-downs	$(14)	$(26)
Net gain on sales	27	113
Gains on foreclosed assets	$13	$87
As of March 31, 2025 and December 31, 2024, the carrying value of foreclosed one-to-four family residential real estate properties held was $0.4 million and $0.3 million, respectively. As of March 31, 2025, there were 11 one-to-four family residential real estate loans in the process of foreclosure totaling $1.1 million. As of December 31, 2024, there were 19 one-to-four family residential real estate loans in the process of foreclosure totaling $1.8 million.
NOTE 6 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	March 31, 2025	December 31, 2024

Noninterest-bearing deposits	$1,065,874	$1,046,405
Interest-bearing deposits:
Interest-bearing demand	1,143,677	1,099,061
Money market	812,146	820,825
Savings	575,558	566,533
Time	787,335	785,430
Total interest-bearing deposits	3,318,716	3,271,849
Total deposits	$4,384,590	$4,318,254
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $264.4 million and $229.4 million as of March 31, 2025 and December 31, 2024, respectively. There were no brokered deposits as of March 31, 2025 and December 31, 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $209.2 million and $202.2 million as of March 31, 2025 and December 31, 2024, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $460.8 million and $455.2 million as of March 31, 2025 and December 31, 2024, respectively.
The components of interest expense on deposits were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Interest-bearing demand	$1,453	$1,311
Money market	4,397	4,797
Savings	370	443
Time	6,719	5,925
Brokered	—	1,117
Total interest expense on deposits	$12,939	$13,593
NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
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
The interest rate swap agreement designated as a cash flow hedge was as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$7,000	$3	$7,000	$38
The interest rate swap agreement matured in April 2025. The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$36	$132

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	78,195	4,288	79,416	5,515
Total fair value recorded in other assets	$78,195	$4,288	$79,416	$5,515

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$78,195	$(4,288)	$79,416	$(5,515)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$78,195	$(4,288)	$79,416	$(5,515)
As of March 31, 2025, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2035.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Not designated as hedging instruments:
Gross gains	$1,649	$2,038
Gross losses	(1,649)	(2,038)
Net gains (losses)	$—	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk Participation Agreements
We have entered into a risk participation agreement to share credit exposure with a counterparty in an interest rate swap agreement associated with a loan participation. Under the risk participation agreement, the Company sold a portion of its credit exposure, receiving an up-front fee, and will be required to make a payment to the counterparty if the loan customer defaults on its obligations. The risk participation agreement matures in 2035 and is summarized as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024

Risk participation agreements sold
Number of risk participation agreements	1	1
Notional amount	$5,268	$5,268
Fair value	(10)	(10)
NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended March 31, 2025
Balance, December 31, 2024	$(39,408)	$(7,119)	$(238)	$(46,765)
Other comprehensive income before reclassifications	11,085	—	1	11,086
Reclassifications	—	504	(36)	468
Other comprehensive income (loss), before tax	11,085	504	(35)	11,554
Income tax expense (benefit)	3,104	141	(10)	3,235
Other comprehensive income (loss), after tax	7,981	363	(25)	8,319
Balance, March 31, 2025	$(31,427)	$(6,756)	$(263)	$(38,446)

Three Months Ended March 31, 2024
Balance, December 31, 2023	$(48,579)	$(8,549)	$(35)	$(57,163)
Other comprehensive income (loss) before reclassifications	(2,255)	—	64	(2,191)
Reclassifications	3,382	501	(132)	3,751
Other comprehensive income (loss), before tax	1,127	501	(68)	1,560
Income tax expense (benefit)	322	143	(20)	445
Other comprehensive income (loss), after tax	805	358	(48)	1,115
Balance, March 31, 2024	$(47,774)	$(8,191)	$(83)	$(56,048)
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
Reclassifications from accumulated other comprehensive income (loss) for the fair value of derivative financial instruments represent net interest payments received or made on derivatives designated as cash flow hedges. See Note 7 for additional information.
NOTE 9 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution from the Company’s outstanding restricted stock units and performance restricted stock units.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Numerator:
Net income	$19,075	$15,258

Denominator:
Weighted average common shares outstanding	31,584,989	31,662,954
Dilutive effect of outstanding restricted stock units	126,682	140,233
Weighted average common shares outstanding, including all dilutive potential shares	31,711,671	31,803,187

Earnings per share - basic	$0.60	$0.48
Earnings per share - diluted	$0.60	$0.48

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10 – STOCK-BASED COMPENSATION PLANS
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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Restricted stock units	$273	$273
Performance restricted stock units	146	236
Total awards classified as equity	419	509
Stock appreciation rights	(9)	(129)
Total stock-based compensation expense	$410	$380

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
During the three months ended March 31, 2025 and 2024, the total grant date fair value of the restricted stock units granted was $1.1 million and $1.0 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2025 and 2024 was $1.4 million and $1.4 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended March 31,
	2025		2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	108,603	$19.71	128,159	$19.56
Granted	43,397	25.00	51,246	19.06
Vested	(56,922)	19.59	(70,540)	18.96
Forfeited	(131)	19.06	—	—
Ending balance	94,947	$22.20	108,865	$19.71
As of March 31, 2025, unrecognized compensation cost related to the non-vested restricted stock units was $1.7 million. This cost is expected to be recognized over the weighted average remaining service period of 1.8 years.

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
During the three months ended March 31, 2025 and 2024, the total fair value of the performance restricted stock units granted was $0.4 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the three months ended March 31, 2025 and 2024 was $1.1 million and $0.8 million, respectively.
The following is a summary of performance restricted stock unit activity:

	Three Months Ended March 31,
	2025		2024
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	70,333	$19.59	79,097	$18.25
Granted	16,662	25.00	19,933	19.06
Adjustment for performance condition	11,864	18.66	14,349	15.53
Vested	(42,783)	18.66	(43,046)	15.53
Forfeited	(2,451)	16.27	—	—
Ending balance	53,625	$22.07	70,333	$19.59
As of March 31, 2025, unrecognized compensation cost related to non-vested performance restricted stock units was $0.6 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.3 years.

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
The following is a summary of stock appreciation rights activity:

	Three Months Ended March 31,
	2025		2024
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	(6,120)	16.32	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	67,320	$16.32	73,440	$16.32
As of March 31, 2025, all stock appreciation rights were exercisable and had a weighted average remaining term of 4.4 years. There was no unrecognized compensation cost for stock appreciation rights as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the liability recorded for outstanding stock appreciation rights was $0.5 million and $0.5 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price.

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.95%	4.37%
Expected volatility	29.29%	30.95%
Expected life (in years)	4.4	4.7
Expected dividend yield	3.75%	3.47%

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 – REGULATORY CAPITAL
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
As of March 31, 2025 and December 31, 2024, the Company and the Bank each met all capital adequacy requirements to which they were subject. The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	March 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$666,223	16.85%	$316,382	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	584,169	14.77	237,287	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	532,919	13.48	177,965	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	584,169	11.64	200,694	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$650,411	16.46%	$316,147	8.00%	$395,183	10.00%
Tier 1 Capital (to Risk Weighted Assets)	607,930	15.38	237,110	6.00	316,147	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	607,930	15.38	177,832	4.50	256,869	6.50
Tier 1 Capital (to Average Assets)	607,930	12.12	200,557	4.00	250,696	5.00

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
NOTE 12 – SEGMENT INFORMATION
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy:

	March 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$102,863	$—	$102,863
U.S. government agency	—	51,780	—	51,780
Municipal	—	132,338	—	132,338
Mortgage-backed:
Agency residential	—	236,216	—	236,216
Agency commercial	—	116,403	—	116,403
Corporate	—	66,535	—	66,535
Equity securities with readily determinable fair values	3,323	—	—	3,323
Mortgage servicing rights	—	—	18,519	18,519
Derivative financial assets	—	4,291	—	4,291
Derivative financial liabilities	—	4,298	—	4,298

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$111,145	$—	$111,145
U.S. government agency	—	53,198	—	53,198
Municipal	—	130,679	—	130,679
Mortgage-backed:
Agency residential	—	227,368	—	227,368
Agency commercial	—	116,681	—	116,681
Corporate	—	58,978	—	58,978
Equity securities with readily determinable fair values	3,315	—	—	3,315
Mortgage servicing rights	—	—	18,827	18,827
Derivative financial assets	—	5,553	—	5,553
Derivative financial liabilities	—	5,525	—	5,525

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

March 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$18,519	Discounted cash flows	Constant pre-payment rates (CPR)	0.6% to 94.3% (7.9%)
			Discount rate	9.0% to 11.0% (9.6%)

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$18,827	Discounted cash flows	Constant pre-payment rates (CPR)	0.8% to 94.3% (7.6%)
			Discount rate	9.0% to 96.4% (10.4%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy:

	March 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$2,721	$—	$2,721
Collateral-dependent loans	—	—	29,253	29,253
Bank premises held for sale	—	—	190	190
Foreclosed assets	—	—	460	460

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,586	$—	$1,586
Collateral-dependent loans	—	—	27,717	27,717
Bank premises held for sale	—	—	317	317
Foreclosed assets	—	—	367	367
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

March 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$29,253	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	190	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	460	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$27,717	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	317	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	367	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s other financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	March 31, 2025		December 31, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$211,591	$211,591	$137,692	$137,692
Debt securities held-to-maturity	Level 2	490,398	445,762	499,858	445,186
Restricted stock	Level 3	5,086	5,086	5,086	5,086
Loans, net	Level 3	3,419,667	3,358,974	3,424,102	3,418,318
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	22,735	22,735	24,770	24,770

Financial liabilities:
Time deposits	Level 3	787,335	781,985	785,430	779,997
Securities sold under agreements to repurchase	Level 2	2,698	2,698	28,969	28,969
FHLB advances	Level 3	7,209	6,303	13,231	13,159
Subordinated notes	Level 3	39,573	39,095	39,553	38,316
Junior subordinated debentures	Level 3	52,864	47,966	52,849	47,942
Accrued interest payable	Level 2	4,487	4,487	5,096	5,096
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	March 31, 2025	December 31, 2024

Commitments to extend credit	$841,562	$845,413
Standby letters of credit	31,336	18,329
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $3.2 million and $3.1 million as of March 31, 2025 and December 31, 2024, respectively.

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
Heartland Bank and Trust Company v. Meadows Mennonite Retirement Community Association, Inc.
This lawsuit arises out of a suit filed in the Circuit Court of Woodford County, Illinois, (the "Trial Court") by the Bank for breach of a note and commercial security agreement. The defendant, Meadows Mennonite Retirement Community Association, Inc. ("Meadows"), a beneficiary of a trust for which Bank was trustee, filed a counterclaim for rescission of the note seeking compensatory and punitive damages, including attorneys’ fees. The Trial Court entered summary judgement in favor of the Bank on its claim and against Meadows on its counterclaim. In September 2024, the Appellate Court of Illinois Fourth District (the "Appellate Court") entered an order directing that summary judgment should be entered in favor of Meadows and against the Bank, rescinding the note and commercial security agreement and remanded the case to the Trial Court to determine Meadows' compensatory and punitive damages, including reasonable attorneys’ fees.
In April 2025, the Bank reached an agreement in principle to settle this case in which the Bank and Meadows would mutually release each other from further liability and claims, with no payments made by either the Bank or Meadows. The settlement in principle does not include an admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the case. The Bank has agreed to the settlement in principle to avoid the cost, risks, and distraction of continued litigation. The Company believes the settlement in principle is in the best interests of the Company and its shareholders.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.
The following is management’s discussion and analysis of the financial condition as of March 31, 2025 (unaudited), as compared with December 31, 2024, and the results of operations for the three months ended March 31, 2025 and 2024 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025. Results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of results to be attained for the year ended December 31, 2025, or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. As of March 31, 2025, the Company had total assets of $5.1 billion, loans held for investment of $3.5 billion, and total deposits of $4.4 billion.
Market Area
As of March 31, 2025, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,665,447	$3,019,629	$1,676,842	$2,984,820
Chicago MSA	1,436,341	1,248,547	1,443,777	1,218,098
Illinois	3,101,788	4,268,176	3,120,619	4,202,918
Iowa	359,990	116,414	345,527	115,336
Total	$3,461,778	$4,384,590	$3,466,146	$4,318,254

RESULTS OF OPERATIONS
Overview of Recent Financial Results

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2025	2024

Total interest and dividend income	$63,138	$61,961
Total interest expense	14,430	15,273
Net interest income	48,708	46,688
Provision for credit losses	576	527
Net interest income after provision for credit losses	48,132	46,161
Total noninterest income	9,306	5,626
Total noninterest expense	31,935	31,268
Income before income tax expense	25,503	20,519
Income tax expense	6,428	5,261
Net income	$19,075	$15,258

Adjusted net income (1)	$19,253	$18,073

Pre-provision net revenue (1)	$26,079	$21,046
Pre-provision net revenue less net charge-offs (recoveries) (1)	25,650	21,253
Adjusted pre-provision net revenue (1)	26,328	24,983
Adjusted pre-provision net revenue less net charge-offs (recoveries) (1)	25,899	25,190

Share and Per Share Information
Earnings per share - diluted	$0.60	$0.48
Adjusted earnings per share - diluted (1)	0.61	0.57

Weighted average shares of common stock outstanding	31,584,989	31,662,954

Summary Ratios
Net interest margin *	4.12%	3.94%
Net interest margin (tax-equivalent basis) * (1) (2)	4.16	3.99
Yield on loans *	6.39	6.33
Yield on interest-earning assets *	5.34	5.23
Cost of total deposits *	1.21	1.26
Cost of funds *	1.32	1.37

Efficiency ratio	53.85%	58.41%
Efficiency ratio (tax-equivalent basis) (1) (2)	53.35	57.78
Adjusted efficiency ratio (tax-equivalent basis) (1) (2)	53.12	53.77

Return on average assets *	1.54%	1.23%
Return on average stockholders' equity *	13.95	12.42
Return on average tangible common equity * (1)	16.20	14.83

Adjusted return on average assets * (1)	1.55%	1.45%
Adjusted return on average stockholders' equity * (1)	14.08	14.72
Adjusted return on average tangible common equity * (1)	16.36	17.57
_________________________________________________
*    Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
For the three months ended March 31, 2025, net income was $19.1 million, increasing by $3.8 million, or 25.0%, when compared to net income for the three months ended March 31, 2024. Notable changes include the following:
•Realized losses of $3.4 million on the sale of debt securities included in the first quarter 2024 results were not present in the first quarter 2025 results;
•A $2.0 million increase in net interest income, primarily attributable to higher average loan balances, a decrease in deposit costs, and higher yields on debt securities;
• A $0.9 million increase in salaries and benefits expense, primarily driven by annual merit increases and higher medical benefits expense;
•The absence of $0.6 million of impairment losses on bank premises related to the closure of two branch premises recognized in the first quarter of 2024;
•A $0.3 million negative mortgage servicing rights ("MSR") fair value adjustment included in the first quarter 2025 results, compared to a $0.1 million positive MSR fair value adjustment included in the first quarter 2024 results; and
•A $1.2 million increase in income tax expense, primarily due to an increase in pre-tax income as a result of the items noted above.
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

	Three Months Ended
	March 31, 2025			March 31, 2024
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,460,906	$54,537	6.39%	$3,371,219	$53,020	6.33%
Debt securities	1,204,424	7,405	2.49	1,213,947	6,801	2.25
Deposits with banks	120,014	1,065	3.60	167,297	1,952	4.69
Other	12,677	131	4.19	12,986	188	5.82
Total interest-earning assets	4,798,021	$63,138	5.34%	4,765,449	$61,961	5.23%
Allowance for credit losses	(42,061)			(40,238)
Noninterest-earning assets	276,853			278,253
Total assets	$5,032,813			$5,003,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,120,608	$1,453	0.53%	$1,127,684	$1,311	0.47%
Money market	807,728	4,397	2.21	812,684	4,797	2.37
Savings	569,494	370	0.26	611,224	443	0.29
Time	784,099	6,719	3.48	664,498	5,925	3.59
Brokered	—	—	—	82,150	1,117	5.47
Total interest-bearing deposits	3,281,929	12,939	1.60	3,298,240	13,593	1.66
Securities sold under agreements to repurchase	8,754	22	1.02	32,456	152	1.89
Borrowings	12,890	109	3.41	13,003	125	3.87
Subordinated notes	39,563	470	4.82	39,484	470	4.78
Junior subordinated debentures issued to capital trusts	52,856	890	6.83	52,796	933	7.11
Total interest-bearing liabilities	3,395,992	$14,430	1.72%	3,435,979	$15,273	1.79%
Noninterest-bearing deposits	1,045,733			1,036,402
Noninterest-bearing liabilities	36,373			37,107
Total liabilities	4,478,098			4,509,488
Stockholders' Equity	554,715			493,976
Total liabilities and stockholders’ equity	$5,032,813			$5,003,464

Net interest income/Net interest margin (1)		$48,708	4.12%		$46,688	3.94%
Tax-equivalent adjustment (2)		545	0.04		575	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$49,253	4.16%		$47,263	3.99%
Net interest rate spread (4)			3.62%			3.44%
Net interest-earning assets (5)	$1,402,029			$1,329,470
Ratio of interest-earning assets to interest-bearing liabilities	1.41			1.39
Cost of total deposits			1.21%			1.26%
Cost of funds			1.32			1.37
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$51,435	6.03%	$50,517	6.04%
Loan fees	1,363	0.16	1,041	0.12
Accretion of acquired loan discounts	1,112	0.13	1,195	0.14
Nonaccrual interest recoveries	627	0.07	267	0.03
Total loan interest income	$54,537	6.39%	$53,020	6.33%
_________________________________________________
*    Annualized measure.
The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$51,435	4.35%	$50,517	4.26%
Loan fees	1,363	0.12	1,041	0.09
Accretion of acquired loan discounts	1,112	0.09	1,195	0.10
Nonaccrual interest recoveries	627	0.05	267	0.02
Debt securities	7,405	0.63	6,801	0.57
Interest-bearing deposits in bank	1,065	0.09	1,952	0.17
Other	131	0.01	188	0.02
Total interest income	63,138	5.34	61,961	5.23

Interest expense:
Deposits	12,939	1.09	13,593	1.15
Other interest-bearing liabilities	1,491	0.13	1,680	0.14
Total interest expense	14,430	1.22	15,273	1.29
Net interest income	48,708	4.12	46,688	3.94
Tax-equivalent adjustment (1)	545	0.04	575	0.05
Net interest income (tax-equivalent) (1) (2)	$49,253	4.16%	$47,263	3.99%
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

	Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate

Interest-earning assets:
Loans	$1,414	$103	$1,517
Debt securities	(54)	658	604
Deposits with banks	(480)	(407)	(887)
Other	(4)	(53)	(57)
Total interest-earning assets	876	301	1,177

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	(8)	150	142
Money market	(29)	(371)	(400)
Savings	(29)	(44)	(73)
Time	1,031	(237)	794
Brokered	(1,117)	—	(1,117)
Total interest-bearing deposits	(152)	(502)	(654)
Securities sold under agreements to repurchase	(80)	(50)	(130)
Borrowings	(1)	(15)	(16)
Subordinated notes	1	(1)	—
Junior subordinated debentures issued to capital trusts	1	(44)	(43)
Total interest-bearing liabilities	(231)	(612)	(843)
Change in net interest income	$1,107	$913	$2,020
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Net interest income for the three months ended March 31, 2025 was $48.7 million, increasing $2.0 million, or 4.3%, when compared to the three months ended March 31, 2024. The increase is primarily attributable to higher average loan balances, a decrease in deposit costs, and higher yields on debt securities. Also contributing was a $0.7 million increase in nonaccrual interest recoveries and loan fees.
Net interest margin increased to 4.12% for the three months ended March 31, 2025, compared to 3.94% for the three months ended March 31, 2024. The increase was primarily attributable to higher yields on interest-earning assets, a decrease in funding costs, and an increase in nonaccrual interest recoveries and loan fees. The contribution of acquired loan discount accretion to net interest margin was 9 basis points for the three months ended March 31, 2025 compared to 10 basis points for the three months ended March 31, 2024. Additionally, the contribution of nonaccrual interest recoveries and loan fees to net interest margin increased to 17 basis points during the three months ended March 31, 2025, compared to 11 basis points for the three months ended March 31, 2024.

The quarterly net interest margins were as follows:

	2025	2024
Three months ended:
March 31	4.12%	3.94%
June 30	—	3.95
September 30	—	3.98
December 31	—	3.96
In early 2024, our net interest margin was relatively stable, with increases in our loans and debt security yields being mostly offset by increases in funding costs. In September 2024, the Federal Open Market Committee ("FOMC") began lowering interest rates, with the target range for the federal funds rate decreasing by 100 basis points to a range of 4.25% to 4.50% by the end of 2024. These changes contributed to a decrease in funding costs while maturing fixed rate loans and securities continued to reprice at higher rates, driving our net interest margin higher in the first quarter of 2025.
Decreases in market interest rates, and potential future decreases, may put downward pressure on our net interest margin, as the negative impact on floating rate loans may not be fully offset by the positive impacts of maturing fixed rate loans and securities repricing at higher rates or potential decreases in deposit costs. Generally, we expect increases in market interest rates will increase our net interest income and net interest margin in future periods, while decreases in market interest rates may decrease our net interest income and net interest margin in future periods; however, this depends upon the timing and extent of interest rate fluctuations and may not always be the case.

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

PROVISION FOR CREDIT LOSSES
Loans	$496	$560
Unfunded lending-related commitments	80	(33)
Total provision for credit losses	$576	$527
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The Company recorded a provision for credit losses of $0.6 million for the three months ended March 31, 2025. The 2025 provision for credit losses primarily reflects a $0.8 million increase in required reserves resulting from changes in qualitative factors; a $0.1 million increase in required reserves driven by changes within the portfolio; and a $0.3 million decrease in specific reserves.
Credit losses are highly dependent on current and forecast economic conditions. Potential deterioration of economic conditions may lead to higher credit losses and adversely impact our financial condition and results of operations. The economic forecasts utilized in estimating the allowance for credit losses on loans and unfunded lending-related commitments include the unemployment rate and changes in GDP as macroeconomic variables, although other economic metrics are considered on a qualitative basis.

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change

Card income	$2,548	$2,616	$(68)	(2.6)%
Wealth management fees	2,841	2,547	294	11.5
Service charges on deposit accounts	1,944	1,869	75	4.0
Mortgage servicing	990	1,055	(65)	(6.2)
Mortgage servicing rights fair value adjustment	(308)	80	(388)	NM
Gains on sale of mortgage loans	252	298	(46)	(15.4)
Realized gains (losses) on sales of securities	—	(3,382)	3,382	NM
Unrealized gains (losses) on equity securities	8	(16)	24	NM
Gains (losses) on foreclosed assets	13	87	(74)	(85.1)
Gains (losses) on other assets	54	(635)	689	NM
Income on bank owned life insurance	164	164	—	—
Other noninterest income	800	943	(143)	(15.2)
Total	$9,306	$5,626	$3,680	65.4%
_________________________________________________
NM    Not meaningful.
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Total noninterest income for the three months ended March 31, 2025, was $9.3 million, an increase of $3.7 million, or 65.4%, from the three months ended March 31, 2024. Notable changes in noninterest income include the following:
•Realized losses of $3.4 million on the sale of debt securities included in the first quarter 2024 results were not present in the first quarter 2025 results;
•The absence of $0.6 million of impairment losses on bank premises related to the closure of two branch premises recognized in the first quarter of 2024;
•A $0.3 million negative MSR fair value adjustment included in the first quarter 2025 results compared to a $0.1 million positive MSR fair value adjustment included in the first quarter 2024 results; and
•A $0.3 million increase in wealth management fees, driven primarily by higher assets under management and an increase in farm management income.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change

Salaries	$17,053	$16,657	$396	2.4%
Employee benefits	3,285	2,805	480	17.1
Occupancy of bank premises	2,625	2,582	43	1.7
Furniture and equipment	445	550	(105)	(19.1)
Data processing	2,717	2,925	(208)	(7.1)
Marketing and customer relations	1,144	996	148	14.9
Amortization of intangible assets	695	710	(15)	(2.1)
FDIC insurance	562	560	2	0.4
Loan collection and servicing	383	452	(69)	(15.3)
Foreclosed assets	5	49	(44)	(89.8)
Other noninterest expense	3,021	2,982	39	1.3
Total	$31,935	$31,268	$667	2.1%
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Total noninterest expense for the three months ended March 31, 2025, was $31.9 million, an increase of $0.7 million, or 2.1%, from the three months ended March 31, 2024. Notable changes in noninterest expense include the following:
•A $0.5 million increase in employee benefits expense, primarily driven by increased medical benefits cost;
•A $0.4 million increase in salaries expense, primarily driven by annual merit increases; and
•A $0.2 million decrease in data processing expense.
Income Taxes
During the three months ended March 31, 2025 and 2024, we recorded income tax expense of $6.4 million, or an effective tax rate of 25.2%, and $5.3 million, or an effective tax rate of 25.6%, respectively. The lower effective tax rate during the first quarter of 2025 was primarily attributable to a $0.2 million tax benefit from stock-based compensation that vested during the first quarter of 2025, compared to a $0.1 million tax benefit during the first quarter of 2024. Additionally, during the second quarter of 2025, we expect to recognize an additional $0.3 million of tax expense related to the reversal of a stranded tax effect included in accumulated other comprehensive income in connection with the maturity of a derivative designated as a cash flow hedge.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024	$ Change	% Change

Cash and cash equivalents	$211,591	$137,692	$73,899	53.7%
Debt securities available-for-sale, at fair value	706,135	698,049	8,086	1.2
Debt securities held-to-maturity	490,398	499,858	(9,460)	(1.9)
Loans held for sale	2,721	1,586	1,135	71.6

Loans, before allowance for credit losses	3,461,778	3,466,146	(4,368)	(0.1)
Less: allowance for credit losses	42,111	42,044	67	0.2
Loans, net of allowance for credit losses	3,419,667	3,424,102	(4,435)	(0.1)

Goodwill	59,820	59,820	—	—
Intangible assets, net	17,148	17,843	(695)	(3.9)
Other assets	184,712	193,952	(9,240)	(4.8)
Total assets	$5,092,192	$5,032,902	$59,290	1.2%

Total deposits	$4,384,590	$4,318,254	$66,336	1.5%
Securities sold under agreements to repurchase	2,698	28,969	(26,271)	(90.7)
Borrowings	7,209	13,231	(6,022)	(45.5)
Subordinated notes	39,573	39,553	20	0.1
Junior subordinated debentures	52,864	52,849	15	—
Other liabilities	40,201	35,441	4,760	13.4
Total liabilities	4,527,135	4,488,297	38,838	0.9
Total stockholders' equity	565,057	544,605	20,452	3.8
Total liabilities and stockholders' equity	$5,092,192	$5,032,902	$59,290	1.2%

Tangible assets (1)	$5,015,224	$4,955,239	$59,985	1.2%
Tangible common equity (1)	488,089	466,942	21,147	4.5

Core deposits (1)	$4,175,367	$4,116,058	$59,309	1.4%

Share and Per Share Information
Book value per share	$17.86	$17.26	$0.60	3.5%
Tangible book value per share (1)	15.43	14.80	0.63	4.3

Shares of common stock outstanding	31,631,431	31,559,366

Balance Sheet Ratios
Loan to deposit ratio	78.95%	80.27%
Core deposits to total deposits (1)	95.23	95.32
Stockholders' equity to total assets	11.10	10.82
Tangible common equity to tangible assets (1)	9.73	9.42
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•Deposits increased $66.3 million, primarily as a result of higher balances maintained in existing retail accounts;
•The vast majority of repurchase agreement account balances were transitioned to reciprocal interest-bearing demand deposit accounts during the first quarter of 2025; and
•Loans were nearly unchanged with payoffs mostly offset by higher line of credit utilization.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$441,261	12.7%	$428,389	12.4%
Commercial real estate - owner occupied	321,990	9.3	322,316	9.3
Commercial real estate - non-owner occupied	891,022	25.7	899,565	25.9
Construction and land development	376,046	10.9	374,657	10.8
Multi-family	424,096	12.3	431,524	12.4
One-to-four family residential	455,376	13.2	463,968	13.4
Agricultural and farmland	292,240	8.4	293,375	8.5
Municipal, consumer, and other	259,747	7.5	252,352	7.3
Loans, before allowance for credit losses	3,461,778	100.0%	3,466,146	100.0%
Allowance for credit losses	(42,111)		(42,044)
Loans, net of allowance for credit losses	$3,419,667		$3,424,102
Loans, before allowance for credit losses were $3.46 billion at March 31, 2025, nearly unchanged from December 31, 2024. Notable changes include the following:
•A $23.2 million increase in grain elevator lines of credit in the commercial and industrial segment, primarily due to seasonally higher line utilization;
•A $12.0 million reduction on two lines of credit that funded shortly before and paid off after December 31, 2024; and
•Larger payoffs in the one-to-four family residential, multi-family, and commercial real estate – non-owner occupied segments, which were partially offset by draws on existing loans in the construction and development segment and new originations in the municipal, consumer, and other segment.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of March 31, 2025 was as follows:

	March 31, 2025
(dollars in thousands)	Balance	Substandard Risk Rating

Manufacturing	$49,831	$333
Auto repair and dealers	35,392	—
Health care and social assistance	34,184	—
Accommodation and food services	32,088	3,885
Grain elevators	27,104	—
Retail trade	26,329	—
Construction	19,916	1,534
Real estate, rental, and leasing	19,168	26
Wholesale trade	14,084	—
Other services (except public administration)	13,493	252
Arts, entertainment, and recreation	11,636	74
Administrative and support services	10,487	—
Professional, scientific, and technical services	7,596	—
Agriculture, forestry, fishing, and hunting	6,523	—
Education services	6,435	1,278
Finance and insurance	4,553	—
Other	3,171	—
Total	$321,990	$7,382
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of March 31, 2025 was as follows:

	March 31, 2025
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Warehouse and manufacturing	$182,012	$—	54%
Retail	181,822	7,468	55
Office	161,274	4,834	58
Senior Living	105,303	12,726	53
Hotel	85,419	7,485	56
Mixed use (commercial and residential)	66,453	—	63
Medical office	32,981	—	58
Gas station	24,594	—	61
Auto repair and dealers	20,367	—	54
Restaurant and bar	12,528	—	59
Other	18,269	—	54
Total	$891,022	$32,513	56%
_________________________________________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $424.1 million as of March 31, 2025, and are primarily made based on projected cash flows from the rental or sale of the underlying collateral. As of March 31, 2025, multi-family loans had a weighted average LTV of 57%, based on the most recent appraisals available, which are generally obtained at the time of origination.

Construction and land development loans totaled $376.0 million as of March 31, 2025. The majority of these loans consist of multi-family and one-to-four family residential construction projects to either be sold upon completion or held for long-term investment, but also include other property types to be owner occupied upon completion. Construction and land development loans are primarily based on projected cash flows from the rental or sale of the underlying collateral, or based on the identified cash flows of the borrower.
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
For commercial real estate – non-owner occupied and multi-family loans over $1 million, we evaluate, on a quarterly basis, the impact of current interest rates on the underlying cash flows of the properties securing these loans, based on the most recent cash flow data available. Individual credits with a maturity scheduled within the next five quarters that are presenting stress under current renewal terms are identified, so that ample time is available to develop solutions to manage credit risk. This testing is completed in addition to the various sensitivity testing completed at the initial extension of credit.

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of March 31, 2025. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$235,320	$143,402	$62,539	$—	$441,261
Commercial real estate - owner occupied	45,757	176,841	79,641	19,751	321,990
Commercial real estate - non-owner occupied	194,642	585,146	110,776	458	891,022
Construction and land development	169,493	178,573	15,502	12,478	376,046
Multi-family	97,943	282,885	41,968	1,300	424,096
One-to-four family residential	84,811	156,438	89,168	124,959	455,376
Agricultural and farmland	125,872	125,026	36,703	4,639	292,240
Municipal, consumer, and other	116,135	46,114	65,679	31,819	259,747
Total	$1,069,973	$1,694,425	$501,976	$195,404	$3,461,778
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$46,948	$6,362	$53,310	$152,631	$205,941
Commercial real estate - owner occupied	66,863	42,581	109,444	166,789	276,233
Commercial real estate - non-owner occupied	95,306	21,425	116,731	579,649	696,380
Construction and land development	68,490	13,448	81,938	124,615	206,553
Multi-family	60,795	14,592	75,387	250,766	326,153
One-to-four family residential	74,821	56,670	131,491	239,074	370,565
Agricultural and farmland	6,172	12,176	18,348	148,020	166,368
Municipal, consumer, and other	36,638	19,380	56,018	87,594	143,612
Total	$456,033	$186,634	$642,667	$1,749,138	$2,391,805

Nonperforming Assets
Our nonperforming loans and nonperforming assets were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024

NONPERFORMING ASSETS
Nonaccrual	$5,102	$7,652
Past due 90 days or more, still accruing	4	4
Total nonperforming loans	5,106	7,656
Foreclosed assets	460	367
Total nonperforming assets	$5,566	$8,023

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$1,350	$1,573

Allowance for credit losses	$42,111	$42,044
Loans, before allowance for credit losses	3,461,778	3,466,146

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.22%	1.21%
Allowance for credit losses to nonaccrual loans	825.38	549.45
Allowance for credit losses to nonperforming loans	824.74	549.16
Nonaccrual loans to loans, before allowance for credit losses	0.15	0.22
Nonperforming loans to loans, before allowance for credit losses	0.15	0.22
Nonperforming assets to total assets	0.11	0.16
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.16	0.23
Total nonperforming assets were $5.6 million at March 31, 2025, a decrease of 30.6%, when compared to $8.0 million at December 31, 2024. Additionally, of the $5.1 million of nonperforming loans held as of March 31, 2025, $1.4 million are either wholly or partially guaranteed by the U.S. Government. The $2.5 million decrease in nonperforming assets from December 31, 2024 was primarily attributable to the pay-off of a $1.6 million nonaccrual commercial real estate – non-owner occupied credit.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024

Pass	$3,256,399	$3,264,396
Pass-watch	86,821	83,947
Special mention	44,834	46,590
Substandard	73,724	71,213
Total	$3,461,778	$3,466,146
Loans rated pass-watch or worse were relatively stable as of March 31, 2025, increasing $3.6 million, or 1.8%, from December 31, 2024.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans by loan category.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Net charge-offs (recoveries)
Commercial and industrial	$326	$(11)
Commercial real estate - owner occupied	(1)	(2)
Commercial real estate - non-owner occupied	—	(242)
Construction and land development	5	(1)
Multi-family	—	—
One-to-four family residential	41	(63)
Agricultural and farmland	(38)	(7)
Municipal, consumer, and other	96	119
Total	$429	$(207)

Average loans
Commercial and industrial	$444,711	$411,384
Commercial real estate - owner occupied	323,501	297,342
Commercial real estate - non-owner occupied	890,466	882,704
Construction and land development	368,489	366,912
Multi-family	433,053	414,315
One-to-four family residential	460,809	491,769
Agricultural and farmland	278,054	277,439
Municipal, consumer, and other	261,823	229,354
Total	$3,460,906	$3,371,219

Charge-offs (recoveries) to average loans *
Commercial and industrial	0.30%	(0.01)%
Commercial real estate - owner occupied	—	—
Commercial real estate - non-owner occupied	—	(0.11)
Construction and land development	0.01	—
Multi-family	—	—
One-to-four family residential	0.04	(0.05)
Agricultural and farmland	(0.06)	(0.01)
Municipal, consumer, and other	0.15	0.21
Total	0.05%	(0.02)%
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

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of March 31, 2025, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	March 31, 2025
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$29,969	1.20%	$—	—%	$29,969	1.20%
U.S. government agency	12,395	2.69	—	—	12,395	2.69
Municipal	7,026	1.84	6,431	3.01	13,457	2.40
Mortgage-backed:
Agency residential	250	3.86	—	—	250	3.86
Agency commercial	10,189	1.91	—	—	10,189	1.91
Total	$59,829	1.72%	$6,431	3.01%	$66,260	1.84%
Due after 1 year through 5 years
U.S. Treasury	$70,019	1.35%	$—	—%	$70,019	1.35%
U.S. government agency	25,261	2.34	34,975	2.22	60,236	2.27
Municipal	57,415	1.65	17,804	3.13	75,219	2.00
Mortgage-backed:
Agency residential	10,470	2.63	11,058	2.12	21,528	2.37
Agency commercial	71,200	1.65	87,183	2.36	158,383	2.04
Corporate	26,863	5.25	—	—	26,863	5.25
Total	$261,228	2.05%	$151,020	2.40%	$412,248	2.18%
Due after 5 years through 10 years
U.S. Treasury	$9,700	1.66%	$—	—%	$9,700	1.66%
U.S. government agency	15,955	3.42	53,502	2.64	69,457	2.82
Municipal	70,358	1.77	8,712	3.64	79,070	1.98
Mortgage-backed:
Agency residential	52,533	2.12	—	—	52,533	2.12
Agency commercial	8,187	2.33	154,191	1.81	162,378	1.83
Corporate	32,890	4.53	—	—	32,890	4.53
Total	$189,623	2.50%	$216,405	2.09%	$406,028	2.28%
Due after 10 years
Municipal	$14,898	1.69%	$2,252	3.43%	$17,150	1.92%
Mortgage-backed:
Agency residential	183,103	4.01	72,250	3.64	255,353	3.91
Agency commercial	36,872	2.45	42,040	2.10	78,912	2.26
Corporate	8,940	6.27	—	—	8,940	6.27
Total	$243,813	3.72%	$116,542	3.08%	$360,355	3.51%
Total
U.S. Treasury	$109,688	1.34%	$—	—%	$109,688	1.34%
U.S. government agency	53,611	2.74	88,477	2.48	142,088	2.58
Municipal	149,697	1.72	35,199	3.25	184,896	2.01
Mortgage-backed:
Agency residential	246,356	3.55	83,308	3.44	329,664	3.52
Agency commercial	126,448	1.95	283,414	2.02	409,862	2.00
Corporate	68,693	5.03	—	—	68,693	5.03
Total	$754,493	2.67%	$490,398	2.43%	$1,244,891	2.58%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs. Additionally, the Bank continues to add and improve digital banking services to solidify deposit relationships.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended March 31,						Percent Change in Average Balance
	2025			2024
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,045,733	24.1%	—%	$1,036,402	23.9%	—%	0.9%
Interest-bearing demand	1,120,608	25.9	0.53	1,127,684	26.0	0.47	(0.6)
Money market	807,728	18.7	2.21	812,684	18.8	2.37	(0.6)
Savings	569,494	13.2	0.26	611,224	14.1	0.29	(6.8)
Time	784,099	18.1	3.48	664,498	15.3	3.59	18.0
Brokered	—	—	—	82,150	1.9	5.47	(100.0)
Total deposits	$4,327,662	100.0%	1.21%	$4,334,642	100.0%	1.26%	(0.2)%
_________________________________________________
*Annualized measure.
Average deposit balances were relatively stable in 2025 compared to 2024, with growth in time deposits mostly offset by the planned repayment of brokered time deposits at scheduled maturities. Additionally, the vast majority of repurchase agreement account balances were transitioned to reciprocal interest-bearing demand accounts during the first quarter of 2025.
The following table sets forth time deposits by remaining maturity as of March 31, 2025:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time deposits:
Amounts less than $100,000	$112,241	$115,071	$60,785	$38,476	$326,573
Amounts of $100,000 or more but less than $250,000	89,252	101,064	41,749	19,474	251,539
Amounts of $250,000 or more	83,493	42,867	61,665	21,198	209,223
Total time deposits	$284,986	$259,002	$164,199	$79,148	$787,335
As of March 31, 2025 and 2024, the Bank’s uninsured deposits were estimated to be $894.4 million and $949.4 million, respectively.

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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of March 31, 2025 and December 31, 2024, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	March 31, 2025	December 31, 2024

Cash and cash equivalents	$211,591	$137,692
Fair value of unpledged securities	743,840	705,106
Total cash and unpledged securities	$955,431	$842,798
Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of March 31, 2025, our current borrowings and additional available borrowing capacity were as follows:

	March 31, 2025
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$7,209	$1,028,078
Federal Reserve	—	106,279
Federal funds lines of credit	—	80,000
Total	$7,209	$1,214,357
Further, the Bank could utilize brokered deposits as an additional source of liquidity, as needed.
As of March 31, 2025, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of March 31, 2025, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of March 31, 2025, the Holding Company had cash and cash equivalents of $13.9 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that such limitations will not impact the Holding Company’s ability to meet its ongoing short-term or intermediate-term cash obligations. During the three months ended March 31, 2025 and 2024, the Bank paid $7.5 million and $8.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended March 31, 2025 and 2024, holding company operating expenses consisted of interest expense of $1.4 million and $1.4 million, respectively, and other operating expenses of $1.0 million and $1.1 million, respectively.
Additionally, the Holding Company paid $6.7 million and $6.1 million of dividends to stockholders during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of March 31, 2025, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of March 31, 2025, the Holding Company had no material commitments for capital expenditures.

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
As of March 31, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.
The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	March 31, 2025	December 31, 2024	For Capital Adequacy Purposes With Capital Conservation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	16.85%	16.51%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	14.77	14.50	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	13.48	13.21	7.00	N/A
Tier 1 Capital (to Average Assets)	11.64	11.51	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	16.46%	16.11%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	15.38	15.10	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	15.38	15.10	7.00	6.50
Tier 1 Capital (to Average Assets)	12.12	11.98	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of March 31, 2025, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
During 2024, the Company paid quarterly cash dividends of $0.19 per share. In January 2025, the Company announced an increase of $0.02 and paid a $0.21 per share dividend during the first quarter of 2025.

Stock Repurchase Program
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2025. The Company’s Board of Directors have authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2026. As of March 31, 2025, the Company had $15.0 million remaining under the current stock repurchase authorization.
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

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Net income	$19,075	$15,258
Less: adjustments
Gains (losses) on closed branch premises	59	(635)
Realized gains (losses) on sales of securities	—	(3,382)
Mortgage servicing rights fair value adjustment	(308)	80
Total adjustments	(249)	(3,937)
Tax effect of adjustments (1)	71	1,122
Total adjustments after tax effect	(178)	(2,815)
Adjusted net income	$19,253	$18,073

Average assets	$5,032,813	$5,003,464

Return on average assets *	1.54%	1.23%
Adjusted return on average assets *	1.55	1.45
_________________________________________________
*    Annualized measure.
(1)Assumes a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2025	2024

Numerator:
Net income	$19,075	$15,258

Adjusted net income	$19,253	$18,073

Denominator:
Weighted average common shares outstanding	31,584,989	31,662,954
Dilutive effect of outstanding restricted stock units	126,682	140,233
Weighted average common shares outstanding, including all dilutive potential shares	31,711,671	31,803,187

Earnings per share - basic	$0.60	$0.48
Earnings per share - diluted	$0.60	$0.48

Adjusted earnings per share - basic	$0.61	$0.57
Adjusted earnings per share - diluted	$0.61	$0.57

Reconciliation of Non-GAAP Financial Measure —
Pre-Provision Net Revenue, Pre-Provision Net Revenue Less Charge-offs (Recoveries),
Adjusted Pre-Provision Net Revenue, and
Adjusted Pre-Provision Net Revenue Less Charge-offs (Recoveries)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Net interest income	$48,708	$46,688
Noninterest income	9,306	5,626
Noninterest expense	(31,935)	(31,268)
Pre-provision net revenue	26,079	21,046
Less: adjustments
Gains (losses) on closed branch premises	59	(635)
Realized gains (losses) on sales of securities	—	(3,382)
Mortgage servicing rights fair value adjustment	(308)	80
Total adjustments	(249)	(3,937)
Adjusted pre-provision net revenue	$26,328	$24,983

Pre-provision net revenue	$26,079	$21,046
Less: net charge-offs (recoveries)	429	(207)
Pre-provision net revenue less net charge-offs (recoveries)	$25,650	$21,253

Adjusted pre-provision net revenue	$26,328	$24,983
Less: net charge-offs (recoveries)	429	(207)
Adjusted pre-provision net revenue less net charge-offs (recoveries)	$25,899	$25,190

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Net interest income (tax-equivalent basis)
Net interest income	$48,708	$46,688
Tax-equivalent adjustment (1)	545	575
Net interest income (tax-equivalent basis) (1)	$49,253	$47,263

Net interest margin (tax-equivalent basis)
Net interest margin *	4.12%	3.94%
Tax-equivalent adjustment * (1)	0.04	0.05
Net interest margin (tax-equivalent basis) * (1)	4.16%	3.99%

Average interest-earning assets	$4,798,021	$4,765,449
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis) and Adjusted Efficiency Ratio (Tax-Equivalent Basis)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Total noninterest expense	$31,935	$31,268
Less: amortization of intangible assets	695	710
Noninterest expense excluding amortization of intangible assets	$31,240	$30,558

Net interest income	$48,708	$46,688
Total noninterest income	9,306	5,626
Operating revenue	58,014	52,314
Tax-equivalent adjustment (1)	545	575
Operating revenue (tax-equivalent basis) (1)	58,559	52,889
Less: adjustments to noninterest income
Gains (losses) on closed branch premises	59	(635)
Realized gains (losses) on sales of securities	—	(3,382)
Mortgage servicing rights fair value adjustment	(308)	80
Total adjustments to noninterest income	(249)	(3,937)
Adjusted operating revenue (tax-equivalent basis) (1)	$58,808	$56,826

Efficiency ratio	53.85%	58.41%
Efficiency ratio (tax-equivalent basis) (1)	53.35	57.78
Adjusted efficiency ratio (tax-equivalent basis) (1)	53.12	53.77
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024

Tangible Common Equity
Total stockholders' equity	$565,057	$544,605
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	17,148	17,843
Tangible common equity	$488,089	$466,942

Tangible Assets
Total assets	$5,092,192	$5,032,902
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	17,148	17,843
Tangible assets	$5,015,224	$4,955,239

Total stockholders' equity to total assets	11.10%	10.82%
Tangible common equity to tangible assets	9.73	9.42

Shares of common stock outstanding	31,631,431	31,559,366

Book value per share	$17.86	$17.26
Tangible book value per share	15.43	14.80
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Average Tangible Common Equity
Total stockholders' equity	$554,715	$493,976
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	17,480	20,334
Average tangible common equity	$477,415	$413,822

Net income	$19,075	$15,258
Adjusted net income	19,253	18,073

Return on average stockholders' equity *	13.95%	12.42%
Return on average tangible common equity *	16.20	14.83

Adjusted return on average stockholders' equity *	14.08%	14.72%
Adjusted return on average tangible common equity *	16.36	17.57
*    Annualized measure.

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	March 31, 2025	December 31, 2024

Core Deposits
Total deposits	$4,384,590	$4,318,254
Less: time deposits of $250,000 or more	209,223	202,196
Less: brokered deposits	—	—
Core deposits	$4,175,367	$4,116,058

Core deposits to total deposits	95.23%	95.32%

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
Deposit Betas
Deposit pricing changes are primarily driven by changes in the federal funds rate, with the relationship between deposit rates and federal funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated federal funds rate range over a specified period. During the most recent rising rate cycle, which was from the fourth quarter of 2021 through the second quarter of 2024, our cumulative deposit beta was 23.6%. Since the start of the current falling rate cycle, which began with the third quarter of 2024, our cumulative deposit beta has been 15.1%.
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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
March 31, 2025
+400	29.8%	7.8%	14.8%
+300	24.6	6.2	11.7
+200	17.9	4.7	8.6
+100	9.6	2.8	4.8
-100	(11.5)	(4.6)	(6.6)
-200	(23.6)	(6.4)	(11.1)
-300	(22.5)	(7.3)	(15.0)
-400	(15.2)	(7.8)	(16.6)

December 31, 2024
+400	22.0%	4.9%	11.3%
+300	18.3	3.9	9.0
+200	13.4	3.2	6.7
+100	7.3	2.0	3.8
-100	(9.1)	(4.2)	(6.2)
-200	(20.3)	(5.5)	(10.2)
-300	(22.1)	(5.7)	(14.0)
-400	(14.1)	(5.8)	(15.9)
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On December 17, 2024, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $15.0 million of its common stock. The stock repurchase program will be in effect until January 1, 2026, with the timing of purchases and number of shares repurchased dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program may be suspended or discontinued at any time without notice.
The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
January 1 - 31, 2025	—	$—	—	$15,000
February 1 - 28, 2025	—	—	—	15,000
March 1 - 31, 2025	—	—	—	15,000
Total	—	$—	—	$15,000
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Amendment to the Amended and Restated Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and Fred L. Drake

10.2	Amendment to the Amended and Restated Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and J. Lance Carter

10.3	Amendment to the Amended and Restated Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and Peter Chapman

10.4	Amendment to the Amended and Restated Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and Lawrence J. Horvath

10.5	Amendment to the Amended and Restated Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and Mark W. Scheirer

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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

HBT FINANCIAL, INC.

May 2, 2025	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)