Form 10-Q
period 2025-06-30
HBT Financial, Inc.
filed 2025-08-01
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2025, there were 31,495,434 shares outstanding of the registrant’s common stock, $0.01 par value.

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
•changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business and any changes in response to bank failures;
•the imposition of tariffs or other governmental policies impacting the value of products produced by the Company's commercial borrowers;
•changes in interest rates and prepayment rates of the Company’s assets;
•increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers;
•technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$25,563	$29,552
Interest-bearing deposits with banks	170,179	108,140
Cash and cash equivalents	195,742	137,692

Debt securities available-for-sale, at fair value	773,206	698,049
Debt securities held-to-maturity (fair value of $442,064 at 2025 and $445,186 at 2024)	481,942	499,858
Equity securities with readily determinable fair value	3,346	3,315
Equity securities with no readily determinable fair value	2,609	2,629
Restricted stock, at cost	4,979	5,086
Loans held for sale	2,316	1,586

Loans, before allowance for credit losses	3,348,211	3,466,146
Allowance for credit losses	(41,659)	(42,044)
Loans, net of allowance for credit losses	3,306,552	3,424,102

Bank owned life insurance	24,320	23,989
Bank premises and equipment, net	68,523	66,758
Bank premises held for sale	140	317
Foreclosed assets	890	367
Goodwill	59,820	59,820
Intangible assets, net	16,454	17,843
Mortgage servicing rights, at fair value	17,768	18,827
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	20,624	24,770
Other assets	37,553	46,280
Total assets	$5,018,398	$5,032,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,034,387	$1,046,405
Interest-bearing	3,272,144	3,271,849
Total deposits	4,306,531	4,318,254

Securities sold under agreements to repurchase	556	28,969
Federal Home Loan Bank advances	7,240	13,231
Subordinated notes	39,593	39,553
Junior subordinated debentures issued to capital trusts	52,879	52,849
Other liabilities	30,702	35,441
Total liabilities	4,437,501	4,488,297

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,899,104 at 2025 and 32,827,039 at 2024; shares outstanding of 31,495,434 at 2025 and 31,559,366 at 2024	329	328
Surplus	297,479	297,297
Retained earnings	341,750	316,764
Accumulated other comprehensive income (loss)	(32,739)	(46,765)
Treasury stock at cost, 1,403,670 shares at 2025 and 1,267,673 at 2024	(25,922)	(23,019)
Total stockholders’ equity	580,897	544,605
Total liabilities and stockholders’ equity	$5,018,398	$5,032,902
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$53,156	$52,177	$106,525	$104,103
Federally tax exempt	1,215	1,097	2,383	2,191
Debt securities:
Taxable	7,434	6,315	14,370	12,519
Federally tax exempt	457	521	926	1,118
Interest-bearing deposits in bank	1,544	2,570	2,609	4,522
Other interest and dividend income	113	144	244	332
Total interest and dividend income	63,919	62,824	127,057	124,785

INTEREST EXPENSE
Deposits	12,835	14,133	25,774	27,726
Securities sold under agreements to repurchase	—	129	22	281
Borrowings	30	121	139	246
Subordinated notes	469	469	939	939
Junior subordinated debentures issued to capital trusts	927	944	1,817	1,877
Total interest expense	14,261	15,796	28,691	31,069
Net interest income	49,658	47,028	98,366	93,716
PROVISION FOR CREDIT LOSSES	526	1,176	1,102	1,703
Net interest income after provision for credit losses	49,132	45,852	97,264	92,013

NONINTEREST INCOME
Card income	2,797	2,885	5,345	5,501
Wealth management fees	2,826	2,623	5,667	5,170
Service charges on deposit accounts	1,915	1,902	3,859	3,771
Mortgage servicing	1,042	1,111	2,032	2,166
Mortgage servicing rights fair value adjustment	(751)	(97)	(1,059)	(17)
Gains on sale of mortgage loans	459	443	711	741
Realized gains (losses) on sales of securities	—	—	—	(3,382)
Unrealized gains (losses) on equity securities	23	(96)	31	(112)
Gains (losses) on foreclosed assets	14	(28)	27	59
Gains (losses) on other assets	(128)	—	(74)	(635)
Income on bank owned life insurance	167	166	331	330
Other noninterest income	776	701	1,576	1,644
Total noninterest income	9,140	9,610	18,446	15,236

NONINTEREST EXPENSE
Salaries	16,452	16,364	33,505	33,021
Employee benefits	3,580	2,860	6,865	5,665
Occupancy of bank premises	2,471	2,243	5,096	4,825
Furniture and equipment	575	548	1,020	1,098
Data processing	2,687	2,606	5,404	5,531
Marketing and customer relations	1,020	996	2,164	1,992
Amortization of intangible assets	694	710	1,389	1,420
FDIC insurance	551	565	1,113	1,125
Loan collection and servicing	360	475	743	927
Foreclosed assets	67	10	72	59
Other noninterest expense	3,457	3,132	6,478	6,114
Total noninterest expense	31,914	30,509	63,849	61,777
INCOME BEFORE INCOME TAX EXPENSE	26,358	24,953	51,861	45,472
INCOME TAX EXPENSE	7,128	6,883	13,556	12,144
NET INCOME	$19,230	$18,070	$38,305	$33,328

EARNINGS PER SHARE - BASIC	$0.61	$0.57	$1.21	$1.05
EARNINGS PER SHARE - DILUTED	$0.61	$0.57	$1.21	$1.05
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,510,759	31,579,457	31,547,669	31,621,205
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

NET INCOME	$19,230	$18,070	$38,305	$33,328

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on debt securities available-for-sale	7,069	1,524	18,154	(731)
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	—	—	—	3,382
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	492	488	996	989
Unrealized gains (losses) on derivative instruments	(1)	14	—	78
Reclassification adjustment for net settlements on derivative instruments	(2)	(118)	(38)	(250)
Total other comprehensive income, before tax	7,558	1,908	19,112	3,468
Income tax expense	1,851	516	5,086	961
Total other comprehensive income	5,707	1,392	14,026	2,507
TOTAL COMPREHENSIVE INCOME	$24,937	$19,462	$52,331	$35,835
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, March 31, 2025	31,631,431	$329	$297,024	$329,169	$(38,446)	$(23,019)	$565,057
Net income	—	—	—	19,230	—	—	19,230
Other comprehensive income	—	—	—	—	5,707	—	5,707
Stock-based compensation	—	—	455	—	—	—	455
Repurchase of common stock	(135,997)	—	—	—	—	(2,903)	(2,903)
Cash dividends and dividend equivalents ($0.21 per share)	—	—	—	(6,649)	—	—	(6,649)
Balance, June 30, 2025	31,495,434	$329	$297,479	$341,750	$(32,739)	$(25,922)	$580,897

Balance, March 31, 2024	31,612,888	$328	$296,054	$278,353	$(56,048)	$(22,006)	$496,681
Net income	—	—	—	18,070	—	—	18,070
Other comprehensive income	—	—	—	—	1,392	—	1,392
Stock-based compensation	—	—	376	—	—	—	376
Repurchase of common stock	(53,522)	—	—	—	—	(1,013)	(1,013)
Cash dividends and dividend equivalents ($0.19 per share)	—	—	—	(6,037)	—	—	(6,037)
Balance, June 30, 2024	31,559,366	$328	$296,430	$290,386	$(54,656)	$(23,019)	$509,469
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2024	31,559,366	$328	$297,297	$316,764	$(46,765)	$(23,019)	$544,605
Net income	—	—	—	38,305	—	—	38,305
Other comprehensive income	—	—	—	—	14,026	—	14,026
Stock-based compensation	—	—	874	—	—	—	874
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	72,065	1	(692)	—	—	—	(691)
Repurchase of common stock	(135,997)	—	—	—	—	(2,903)	(2,903)
Cash dividends and dividend equivalents ($0.42 per share)	—	—	—	(13,319)	—	—	(13,319)
Balance, June 30, 2025	31,495,434	$329	$297,479	$341,750	$(32,739)	$(25,922)	$580,897

Balance, December 31, 2023	31,695,828	$327	$295,877	$269,051	$(57,163)	$(18,596)	$489,496
Cumulative effect of change in accounting principle (ASU 2023-02)	—	—	—	116	—	—	116
Net income	—	—	—	33,328	—	—	33,328
Other comprehensive income	—	—	—	—	2,507	—	2,507
Stock-based compensation	—	—	885	—	—	—	885
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	96,341	1	(332)	—	—	—	(331)
Repurchase of common stock	(232,803)	—	—	—	—	(4,423)	(4,423)
Cash dividends and dividend equivalents ($0.38 per share)	—	—	—	(12,109)	—	—	(12,109)
Balance, June 30, 2024	31,559,366	$328	$296,430	$290,386	$(54,656)	$(23,019)	$509,469
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,305	$33,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,535	1,462
Provision for credit losses	1,102	1,703
Net amortization of debt securities	1,409	1,998
Deferred income tax expense	1,091	722
Stock-based compensation	874	885
Net accretion of discount and deferred loan fees on loans	(3,801)	(3,572)
Net realized loss on sales of securities	—	3,382
Net unrealized loss (gain) on equity securities	(31)	112
Net loss on disposals of bank premises and equipment	83	55
Net gain on sales of bank premises held for sale	(59)	—
Impairment losses on bank premises held for sale	50	580
Net gain on sales of foreclosed assets	(41)	(95)
Write-down of foreclosed assets	14	36
Amortization of intangibles	1,389	1,420
Decrease in fair value of mortgage servicing rights	1,059	17
Amortization of discount and issuance costs on subordinated notes and debentures	70	70
Amortization of discount on Federal Home Loan Bank advances	97	204
Amortization of premium on time deposits	—	(57)
Mortgage loans originated for sale	(23,453)	(28,101)
Proceeds from sale of mortgage loans	23,434	30,302
Net gain on sale of mortgage loans	(711)	(741)
Increase in cash surrender value of bank owned life insurance	(331)	(330)
Decrease in accrued interest receivable	4,146	2,109
Decrease (increase) in other assets	424	(4,937)
Increase (decrease) in other liabilities	(2,662)	6,017
Net cash provided by operating activities	43,993	46,569
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest-bearing time deposits with banks	—	(11)
Proceeds from sales of debt securities	—	66,812
Proceeds from sales and redemptions of equity securities	54	58
Proceeds from paydowns, maturities, and calls of debt securities	86,079	58,497
Purchase of debt securities	(125,579)	(27,753)
Purchase of equity securities	(34)	(146)
Purchase of loans	(9,782)	(4,448)
Net decrease in loans	129,077	26,101
Proceeds from redemption of restricted stock	107	2,074
Purchases of bank premises and equipment	(3,383)	(2,975)
Proceeds from sales of bank premises held for sale	186	—
Proceeds from sales of foreclosed assets	469	965
Net cash provided by investing activities	77,194	119,174

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(11,723)	(82,687)
Net decrease in repurchase agreements	(28,413)	(13,112)
Net increase in short-term Federal Home Loan Bank advances	—	907
Proceeds from long-term Federal Home Loan Bank advances	1,800	—
Repayment of long-term Federal Home Loan Bank advances	(7,888)	—
Taxes paid related to the vesting of restricted stock units	(691)	(331)
Repurchase of common stock	(2,903)	(4,423)
Cash dividends and dividend equivalents paid	(13,319)	(12,109)
Net cash used in financing activities	(63,137)	(111,755)

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,050	53,988
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,692	141,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195,742	$195,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$29,168	$31,206
Net cash paid for income taxes	$14,145	$9,801

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$965	$374
Transfers of bank premises and equipment to bank premises held for sale	$—	$317
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
Recent Legislation
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	June 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$99,710	$—	$(5,733)	$—	$93,977
U.S. government agency	50,679	95	(1,540)	—	49,234
Municipal	153,458	74	(15,562)	—	137,970
Mortgage-backed:
Agency residential	309,847	2,014	(9,804)	—	302,057
Agency commercial	142,682	58	(9,065)	—	133,675
Corporate	58,119	387	(2,213)	—	56,293
Total available-for-sale	$814,495	$2,628	$(43,917)	$—	$773,206

	June 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,484	$—	$(6,146)	$82,338	$—
Municipal	31,031	140	(212)	30,959	—
Mortgage-backed:
Agency residential	80,877	—	(3,770)	77,107	—
Agency commercial	281,550	17	(29,907)	251,660	—
Total held-to-maturity	$481,942	$157	$(40,035)	$442,064	$—

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
As of June 30, 2025 and December 31, 2024, the Bank had debt securities with a carrying value of $491.0 million and $468.8 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of June 30, 2025, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$36,650	$36,162	$3,422	$3,416
Due after 1 year through 5 years	167,929	157,963	59,325	57,307
Due after 5 years through 10 years	133,369	121,849	54,829	50,758
Due after 10 years	24,018	21,500	1,939	1,816

Mortgage-backed:
Agency residential	309,847	302,057	80,877	77,107
Agency commercial	142,682	133,675	281,550	251,660
Total	$814,495	$773,206	$481,942	$442,064

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of June 30, 2025 and December 31, 2024, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	June 30, 2025
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(5,733)	$93,977	$(5,733)	$93,977
U.S. government agency	—	—	(1,540)	41,438	(1,540)	41,438
Municipal	(62)	2,816	(15,500)	129,218	(15,562)	132,034
Mortgage-backed:
Agency residential	(838)	53,005	(8,966)	116,454	(9,804)	169,459
Agency commercial	(132)	12,047	(8,933)	110,685	(9,065)	122,732
Corporate	(35)	5,847	(2,178)	29,798	(2,213)	35,645
Total available-for-sale	$(1,067)	$73,715	$(42,850)	$521,570	$(43,917)	$595,285

	December 31, 2024
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(8,545)	$111,145	$(8,545)	$111,145
U.S. government agency	(141)	7,594	(2,403)	45,604	(2,544)	53,198
Municipal	(8)	2,634	(19,476)	127,776	(19,484)	130,410
Mortgage-backed:
Agency residential	(2,041)	81,055	(12,186)	129,178	(14,227)	210,233
Agency commercial	(125)	3,327	(12,020)	112,118	(12,145)	115,445
Corporate	(4)	1,996	(2,906)	43,064	(2,910)	45,060
Total available-for-sale	$(2,319)	$96,606	$(57,536)	$568,885	$(59,855)	$665,491
As of June 30, 2025, there were 581 debt securities in an unrealized loss position for a period of twelve months or more, and 56 debt securities in an unrealized loss position for a period of less than twelve months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Municipal securities include general obligation bonds which have a very low historical default rate due to issuers generally having taxing authority to service the debt and represent approximately 74% of the total fair value of our municipal securities portfolio as of June 30, 2025. The remainder of the municipal securities are also of high credit quality with ratings of Aa3/AA- or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in municipal securities were considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
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
As of June 30, 2025, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $5.2 million and $5.1 million as of June 30, 2025 and December 31, 2024, respectively.
Sales of debt securities were as follows during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Proceeds from sales	$—	$—	$—	$66,812
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	(3,382)

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	June 30, 2025
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,978
Cumulative net unrealized gains (losses)	222	(369)
Carrying value	$3,346	$2,609

	December 31, 2024
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,998
Cumulative net unrealized gains (losses)	191	(369)
Carrying value	$3,315	$2,629
As of June 30, 2025 and December 31, 2024, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Readily determinable fair value	$23	$(96)	$31	$(112)
No readily determinable fair value	—	—	—	—
Unrealized gains (losses) on equity securities	$23	$(96)	$31	$(112)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024

Commercial and industrial	$419,430	$428,389
Commercial real estate - owner occupied	317,475	322,316
Commercial real estate - non-owner occupied	907,073	899,565
Construction and land development	310,252	374,657
Multi-family	453,812	431,524
One-to-four family residential	451,197	463,968
Agricultural and farmland	271,644	293,375
Municipal, consumer, and other	217,328	252,352
Loans, before allowance for credit losses	3,348,211	3,466,146
Allowance for credit losses	(41,659)	(42,044)
Loans, net of allowance for credit losses	$3,306,552	$3,424,102
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
At June 30, 2025, the economic forecast used by management anticipates a mild economic slowdown, but not a recession, over the next 4 quarters considered in the forecast period, with the unemployment rate increasing slightly during the remainder of 2025 then remaining stable and gross domestic product ("GDP") growth slowing during the remainder of 2025 and then increasing in 2026. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses:

	Three Months Ended June 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$6,086	$3,300	$11,193	$4,621	$4,118	$3,755	$1,316	$7,722	$42,111
Provision for credit losses	837	(20)	442	(1,172)	479	311	233	(515)	595
Charge-offs	(659)	—	—	(2)	(43)	(432)	(9)	(107)	(1,252)
Recoveries	46	31	—	3	—	43	18	64	205
Ending balance	$6,310	$3,311	$11,635	$3,450	$4,554	$3,677	$1,558	$7,164	$41,659

	Three Months Ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$5,230	$2,157	$10,058	$5,545	$3,845	$4,846	$1,014	$8,120	$40,815
Provision for credit losses	—	32	(257)	609	55	(75)	44	269	677
Charge-offs	(493)	—	—	—	(188)	(54)	—	(135)	(870)
Recoveries	24	2	15	1	—	68	1	73	184
Ending balance	$4,761	$2,191	$9,816	$6,155	$3,712	$4,785	$1,059	$8,327	$40,806

	Six Months Ended June 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044
Provision for credit losses	1,892	172	(72)	(848)	266	199	341	(859)	1,091
Charge-offs	(1,044)	(1)	—	(8)	(43)	(517)	(9)	(295)	(1,917)
Recoveries	105	33	—	4	—	87	56	156	441
Ending balance	$6,310	$3,311	$11,635	$3,450	$4,554	$3,677	$1,558	$7,164	$41,659

	Six Months Ended June 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048
Provision for credit losses	239	(85)	1,845	155	63	(496)	76	(560)	1,237
Charge-offs	(508)	—	—	—	(188)	(75)	—	(326)	(1,097)
Recoveries	50	4	257	2	—	152	8	145	618
Ending balance	$4,761	$2,191	$9,816	$6,155	$3,712	$4,785	$1,059	$8,327	$40,806

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three months ended June 30, 2025 and 2024.

	Gross Charge-Offs for the Three Months Ended June 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$—	$—	$205	$6	$—	$—	$448	$—	$659
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	2	—	—	—	—	—	—	2
Multi-family	—	43	—	—	—	—	—	—	43
One-to-four family residential	—	20	—	13	—	399	—	—	432
Agricultural and farmland	—	9	—	—	—	—	—	—	9
Municipal, consumer, and other	89	6	1	—	—	—	11	—	107
Total	$89	$80	$206	$19	$—	$399	$459	$—	$1,252

	Gross Charge-Offs for the Three Months Ended June 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$326	$75	$—	$—	$—	$92	$—	$493
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	188	—	—	—	—	188
One-to-four family residential	—	—	4	13	4	1	32	—	54
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	84	—	—	—	—	—	51	—	135
Total	$84	$326	$79	$201	$4	$1	$175	$—	$870

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the six months ended June 30, 2025 and 2024.

	Gross Charge-Offs for the Six Months Ended June 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$—	$—	$524	$6	$46	$—	$468	$—	$1,044
Commercial real estate - owner occupied	—	—	—	—	1	—	—	—	1
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	2	—	2	—	4	—	—	8
Multi-family	—	43	—	—	—	—	—	—	43
One-to-four family residential	—	20	—	14	—	480	3	—	517
Agricultural and farmland	—	9	—	—	—	—	—	—	9
Municipal, consumer, and other	156	66	2	—	—	—	71	—	295
Total	$156	$140	$526	$22	$47	$484	$542	$—	$1,917

	Gross Charge-Offs for the Six Months Ended June 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$329	$75	$—	$—	$11	$93	$—	$508
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	188	—	—	—	—	188
One-to-four family residential	—	—	7	13	4	7	44	—	75
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	128	56	6	—	—	—	136	—	326
Total	$128	$385	$88	$201	$4	$18	$273	$—	$1,097

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	June 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$418,251	$316,989	$894,272	$309,777	$453,768	$447,802	$271,644	$203,336	$3,315,839
Individually evaluated for impairment	1,179	486	12,801	475	44	3,395	—	13,992	32,372
Total	$419,430	$317,475	$907,073	$310,252	$453,812	$451,197	$271,644	$217,328	$3,348,211

Allowance for credit losses:
Collectively evaluated for impairment	$6,031	$3,307	$11,183	$3,450	$4,554	$3,666	$1,558	$5,230	$38,979
Individually evaluated for impairment	279	4	452	—	—	11	—	1,934	2,680
Total	$6,310	$3,311	$11,635	$3,450	$4,554	$3,677	$1,558	$7,164	$41,659

	December 31, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,737	$322,159	$884,832	$374,408	$431,432	$459,790	$293,240	$241,765	$3,435,363
Individually evaluated for impairment	652	157	14,733	249	92	4,178	135	10,587	30,783
Total	$428,389	$322,316	$899,565	$374,657	$431,524	$463,968	$293,375	$252,352	$3,466,146

Allowance for credit losses:
Collectively evaluated for impairment	$5,344	$3,107	$11,201	$4,269	$4,239	$3,747	$1,170	$5,901	$38,978
Individually evaluated for impairment	13	—	506	33	92	161	—	2,261	3,066
Total	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	June 30, 2025
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$566	$613	$1,179	$279
Commercial real estate - owner occupied	486	—	—	486	4
Commercial real estate - non-owner occupied	12,801	—	—	12,801	452
Construction and land development	475	—	—	475	—
Multi-family	44	—	—	44	—
One-to-four family residential	3,395	—	—	3,395	11
Agricultural and farmland	—	—	—	—	—
Municipal, consumer, and other	9,995	—	3,997	13,992	1,934
Total	$27,196	$566	$4,610	$32,372	$2,680

	December 31, 2024
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$627	$25	$652	$13
Commercial real estate - owner occupied	157	—	—	157	—
Commercial real estate - non-owner occupied	14,733	—	—	14,733	506
Construction and land development	249	—	—	249	33
Multi-family	92	—	—	92	92
One-to-four family residential	4,178	—	—	4,178	161
Agricultural and farmland	—	—	135	135	—
Municipal, consumer, and other	10,569	5	13	10,587	2,261
Total	$29,978	$632	$173	$30,783	$3,066
Accrued interest on loans is excluded from the estimate of credit losses and totaled $15.3 million and $19.6 million as of June 30, 2025 and December 31, 2024, respectively.

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
The following tables present loans by category based on current payment and accrual status:

	June 30, 2025
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$416,736	$1,511	$4	$1,179	$419,430
Commercial real estate - owner occupied	316,452	537	—	486	317,475
Commercial real estate - non-owner occupied	907,041	—	—	32	907,073
Construction and land development	297,680	12,097	—	475	310,252
Multi-family	453,768	—	—	44	453,812
One-to-four family residential	446,841	961	—	3,395	451,197
Agricultural and farmland	270,967	677	—	—	271,644
Municipal, consumer, and other	217,169	150	5	4	217,328
Total	$3,326,654	$15,933	$9	$5,615	$3,348,211

	December 31, 2024
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$425,859	$1,878	$—	$652	$428,389
Commercial real estate - owner occupied	321,805	354	—	157	322,316
Commercial real estate - non-owner occupied	897,445	299	—	1,821	899,565
Construction and land development	373,933	475	—	249	374,657
Multi-family	431,432	—	—	92	431,524
One-to-four family residential	459,069	721	—	4,178	463,968
Agricultural and farmland	293,231	9	—	135	293,375
Municipal, consumer, and other	251,798	182	4	368	252,352
Total	$3,454,572	$3,918	$4	$7,652	$3,466,146

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	June 30, 2025
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$993	$186	$1,179
Commercial real estate - owner occupied	329	157	486
Commercial real estate - non-owner occupied	—	32	32
Construction and land development	—	475	475
Multi-family	—	44	44
One-to-four family residential	50	3,345	3,395
Agricultural and farmland	—	—	—
Municipal, consumer, and other	—	4	4
Total	$1,372	$4,243	$5,615

	December 31, 2024
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$185	$467	$652
Commercial real estate - owner occupied	—	157	157
Commercial real estate - non-owner occupied	—	1,821	1,821
Construction and land development	216	33	249
Multi-family	92	—	92
One-to-four family residential	654	3,524	4,178
Agricultural and farmland	—	135	135
Municipal, consumer, and other	—	368	368
Total	$1,147	$6,505	$7,652

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators
The Company assigns a risk rating to all loans and periodically performs detailed internal reviews of all loans that are part of relationships with over $750 thousand in total exposure to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate and the fair values of collateral securing the loans. These credit quality indicators are used to assign a risk rating to each individual loan. Risk ratings are reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan. These risk ratings are also subject to review by the Company’s regulators, external loan review, and internal loan review. Risk ratings are grouped into the following major categories:
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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as doubtful as of June 30, 2025 and December 31, 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	June 30, 2025
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$396,056	$16,948	$5	$6,421	$419,430
Commercial real estate - owner occupied	287,046	16,775	3,646	10,008	317,475
Commercial real estate - non-owner occupied	855,023	24,080	270	27,700	907,073
Construction and land development	287,333	1,543	—	21,376	310,252
Multi-family	442,580	11,188	—	44	453,812
One-to-four family residential	435,911	8,516	94	6,676	451,197
Agricultural and farmland	238,233	20,111	2,388	10,912	271,644
Municipal, consumer, and other	202,433	875	—	14,020	217,328
Total	$3,144,615	$100,036	$6,403	$97,157	$3,348,211

	December 31, 2024
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$404,779	$16,429	$1,957	$5,224	$428,389
Commercial real estate - owner occupied	297,150	14,969	2,713	7,484	322,316
Commercial real estate - non-owner occupied	843,487	21,594	—	34,484	899,565
Construction and land development	351,657	1,376	20,847	777	374,657
Multi-family	411,842	3,855	15,735	92	431,524
One-to-four family residential	448,869	6,641	710	7,748	463,968
Agricultural and farmland	269,926	18,154	521	4,774	293,375
Municipal, consumer, and other	236,686	929	4,107	10,630	252,352
Total	$3,264,396	$83,947	$46,590	$71,213	$3,466,146

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of June 30, 2025:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Commercial and industrial
Pass	$26,114	$58,597	$50,691	$42,486	$9,664	$26,394	$179,937	$2,173	$396,056
Pass-Watch	—	626	1,813	693	958	1,076	10,650	1,132	16,948
Special Mention	—	—	—	—	—	—	5	—	5
Substandard	—	1	1,674	1,187	753	—	993	1,813	6,421
Total	$26,114	$59,224	$54,178	$44,366	$11,375	$27,470	$191,585	$5,118	$419,430

Commercial real estate - owner occupied
Pass	$25,555	$55,589	$22,939	$51,648	$46,782	$71,129	$13,025	$379	$287,046
Pass-Watch	571	1,547	257	3,533	1,920	1,455	7,492	—	16,775
Special Mention	—	1,781	—	—	—	365	1,500	—	3,646
Substandard	1,384	809	656	661	3,636	1,147	1,650	65	10,008
Total	$27,510	$59,726	$23,852	$55,842	$52,338	$74,096	$23,667	$444	$317,475

Commercial real estate - non-owner occupied
Pass	$109,100	$85,166	$106,171	$200,368	$216,591	$109,470	$26,624	$1,533	$855,023
Pass-Watch	2,193	3,640	407	1,720	1,923	13,470	727	—	24,080
Special Mention	—	—	—	—	270	—	—	—	270
Substandard	20,021	5,464	203	—	—	2,012	—	—	27,700
Total	$131,314	$94,270	$106,781	$202,088	$218,784	$124,952	$27,351	$1,533	$907,073

Construction and land development
Pass	$69,379	$139,871	$37,454	$13,059	$12,732	$1,158	$13,445	$235	$287,333
Pass-Watch	18	248	—	—	—	17	1,260	—	1,543
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	12,097	475	—	8,753	—	51	—	—	21,376
Total	$81,494	$140,594	$37,454	$21,812	$12,732	$1,226	$14,705	$235	$310,252

Multi-family
Pass	$35,804	$46,461	$87,416	$103,625	$83,364	$83,628	$1,216	$1,066	$442,580
Pass-Watch	2,752	—	17	—	592	7,827	—	—	11,188
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	44	—	—	—	—	—	—	44
Total	$38,556	$46,505	$87,433	$103,625	$83,956	$91,455	$1,216	$1,066	$453,812

One-to-four family residential
Pass	$36,499	$31,062	$77,113	$77,942	$63,318	$86,577	$57,749	$5,651	$435,911
Pass-Watch	124	2,239	1,227	940	965	2,509	252	260	8,516
Special Mention	—	—	—	—	—	94	—	—	94
Substandard	314	231	331	505	444	4,550	16	285	6,676
Total	$36,937	$33,532	$78,671	$79,387	$64,727	$93,730	$58,017	$6,196	$451,197

Agricultural and farmland
Pass	$33,814	$29,950	$29,160	$17,330	$26,037	$21,717	$79,796	$429	$238,233
Pass-Watch	2,841	580	2,825	3,232	1,040	1,309	8,186	98	20,111
Special Mention	1,211	—	8	—	5	—	1,164	—	2,388
Substandard	1,328	330	677	1,819	907	3,138	2,073	640	10,912
Total	$39,194	$30,860	$32,670	$22,381	$27,989	$26,164	$91,219	$1,167	$271,644

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Municipal, consumer, and other
Pass	$21,862	$36,768	$18,345	$18,140	$22,821	$47,715	$36,782	$—	$202,433
Pass-Watch	—	97	25	—	8	743	2	—	875
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	17	5	4	4	—	13,988	2	—	14,020
Total	$21,879	$36,870	$18,374	$18,144	$22,829	$62,446	$36,786	$—	$217,328

Total by risk rating
Pass	$358,127	$483,464	$429,289	$524,598	$481,309	$447,788	$408,574	$11,466	$3,144,615
Pass-Watch	8,499	8,977	6,571	10,118	7,406	28,406	28,569	1,490	100,036
Special Mention	1,211	1,781	8	—	275	459	2,669	—	6,403
Substandard	35,161	7,359	3,545	12,929	5,740	24,886	4,734	2,803	97,157
Total	$402,998	$501,581	$439,413	$547,645	$494,730	$501,539	$444,546	$15,759	$3,348,211

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
Modifications
There were no loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, modified loans totaled $0.5 million and $0.5 million, respectively, and were current and performing in accordance with the modified terms.
Pledged Loans
As of June 30, 2025 and December 31, 2024, the Company pledged loans totaling $1.81 billion and $1.91 billion, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 4 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.49 billion and $1.55 billion as of June 30, 2025 and December 31, 2024, respectively. Activity in mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Beginning balance	$18,519	$19,081	$18,827	$19,001
Capitalized servicing rights	184	210	279	340
Fair value adjustments attributable to payments and principal reductions	(568)	(542)	(1,021)	(971)
Fair value adjustments attributable to changes in valuation inputs and assumptions	(367)	235	(317)	614
Ending balance	$17,768	$18,984	$17,768	$18,984

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Beginning balance	$460	$277	$367	$852
Transfers from loans	726	171	965	374
Proceeds from sales	(310)	(100)	(469)	(965)
Net gain (loss) on sales	14	(18)	41	95
Direct write-downs	—	(10)	(14)	(36)
Ending balance	$890	$320	$890	$320
Gains (losses) on foreclosed assets included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Direct write-downs	$—	$(10)	$(14)	$(36)
Net gain (loss) on sales	14	(18)	41	95
Gains (losses) on foreclosed assets	$14	$(28)	$27	$59
As of June 30, 2025 and December 31, 2024, the carrying value of foreclosed one-to-four family residential real estate properties held was $0.4 million and $0.3 million, respectively. As of June 30, 2025, there were 6 one-to-four family residential real estate loans in the process of foreclosure totaling $0.6 million. As of December 31, 2024, there were 19 one-to-four family residential real estate loans in the process of foreclosure totaling $1.8 million.
NOTE 6 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	June 30, 2025	December 31, 2024

Noninterest-bearing deposits	$1,034,387	$1,046,405
Interest-bearing deposits:
Interest-bearing demand	1,097,086	1,099,061
Money market	831,292	820,825
Savings	568,971	566,533
Time	774,795	785,430
Total interest-bearing deposits	3,272,144	3,271,849
Total deposits	$4,306,531	$4,318,254
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $247.6 million and $229.4 million as of June 30, 2025 and December 31, 2024, respectively. There were no brokered deposits as of June 30, 2025 and December 31, 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $203.3 million and $202.2 million as of June 30, 2025 and December 31, 2024, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $452.3 million and $455.2 million as of June 30, 2025 and December 31, 2024, respectively.
The components of interest expense on deposits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Interest-bearing demand	$1,569	$1,429	$3,022	$2,740
Money market	4,463	4,670	8,860	9,467
Savings	374	393	744	836
Time	6,429	7,117	13,148	13,042
Brokered	—	524	—	1,641
Total interest expense on deposits	$12,835	$14,133	$25,774	$27,726
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
The interest rate swap agreement designated as a cash flow hedge was as follows:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$—	$—	$7,000	$38
The interest rate swap agreement matured in April 2025. The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)		Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$2	$118	$38	$250

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$—	$—
Interest rate swaps with a financial institution counterparty	75,419	3,427	79,416	5,515
Total fair value recorded in other assets	$75,419	$3,427	$79,416	$5,515

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$75,419	$(3,427)	$79,416	$(5,515)
Interest rate swaps with a financial institution counterparty	—	—	—	—
Total fair value recorded in other liabilities	$75,419	$(3,427)	$79,416	$(5,515)
As of June 30, 2025, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2035.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Not designated as hedging instruments:
Gross gains	$1,336	$783	$2,985	$2,821
Gross losses	(1,336)	(783)	(2,985)	(2,821)
Net gains (losses)	$—	$—	$—	$—

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

(dollars in thousands)	June 30, 2025	December 31, 2024

Risk participation agreements sold
Number of risk participation agreements	1	1
Notional amount	$5,268	$5,268
Fair value	(10)	(10)
NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended June 30, 2025
Balance, March 31, 2025	$(31,427)	$(6,756)	$(263)	$(38,446)
Other comprehensive income (loss) before reclassifications	7,069	—	(1)	7,068
Reclassifications	—	492	(2)	490
Other comprehensive income (loss), before tax	7,069	492	(3)	7,558
Income tax expense (benefit)	1,978	139	(266)	1,851
Other comprehensive income, after tax	5,091	353	263	5,707
Balance, June 30, 2025	$(26,336)	$(6,403)	$—	$(32,739)

Three Months Ended June 30, 2024
Balance, March 31, 2024	$(47,774)	$(8,191)	$(83)	$(56,048)
Other comprehensive income before reclassifications	1,524	—	14	1,538
Reclassifications	—	488	(118)	370
Other comprehensive income (loss), before tax	1,524	488	(104)	1,908
Income tax expense (benefit)	408	138	(30)	516
Other comprehensive income (loss), after tax	1,116	350	(74)	1,392
Balance, June 30, 2024	$(46,658)	$(7,841)	$(157)	$(54,656)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Six Months Ended June 30, 2025
Balance, December 31, 2024	$(39,408)	$(7,119)	$(238)	$(46,765)
Other comprehensive income before reclassifications	18,154	—	—	18,154
Reclassifications	—	996	(38)	958
Other comprehensive income (loss), before tax	18,154	996	(38)	19,112
Income tax expense (benefit)	5,082	280	(276)	5,086
Other comprehensive income, after tax	13,072	716	238	14,026
Balance, June 30, 2025	$(26,336)	$(6,403)	$—	$(32,739)

Six Months Ended June 30, 2024
Balance, December 31, 2023	$(48,579)	$(8,549)	$(35)	$(57,163)
Other comprehensive income (loss) before reclassifications	(731)	—	78	(653)
Reclassifications	3,382	989	(250)	4,121
Other comprehensive income (loss), before tax	2,651	989	(172)	3,468
Income tax expense (benefit)	730	281	(50)	961
Other comprehensive income (loss), after tax	1,921	708	(122)	2,507
Balance, June 30, 2024	$(46,658)	$(7,841)	$(157)	$(54,656)
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Numerator:
Net income	$19,230	$18,070	$38,305	$33,328

Denominator:
Weighted average common shares outstanding	31,510,759	31,579,457	31,547,669	31,621,205
Dilutive effect of outstanding restricted stock units	77,782	87,354	102,097	113,794
Weighted average common shares outstanding, including all dilutive potential shares	31,588,541	31,666,811	31,649,766	31,734,999

Earnings per share - basic	$0.61	$0.57	$1.21	$1.05
Earnings per share - diluted	$0.61	$0.57	$1.21	$1.05
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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Restricted stock units	$305	$262	$578	$535
Performance restricted stock units	150	114	296	350
Total awards classified as equity	455	376	874	885
Stock appreciation rights	147	70	138	(59)
Total stock-based compensation expense	$602	$446	$1,012	$826

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A restricted stock unit grants a participant the right to receive one share of the Company’s common stock, following the completion of the requisite service period. Restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and is recognized on a straight-line basis over the service period for the entire award. Dividend equivalents on restricted stock units, which are accrued until vested, are classified as dividends charged to retained earnings.
During the six months ended June 30, 2025 and 2024, the total grant date fair value of the restricted stock units granted was $1.1 million and $1.0 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2025 and 2024 was $1.4 million and $1.4 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended June 30,
	2025		2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	94,947	$22.20	108,865	$19.71
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	94,947	$22.20	108,865	$19.71

	Six Months Ended June 30,
	2025		2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	108,603	$19.71	128,159	$19.56
Granted	43,397	25.00	51,246	19.06
Vested	(56,922)	19.59	(70,540)	18.96
Forfeited	(131)	19.06	—	—
Ending balance	94,947	$22.20	108,865	$19.71
As of June 30, 2025, unrecognized compensation cost related to the non-vested restricted stock units was $1.4 million. This cost is expected to be recognized over the weighted average remaining service period of 1.6 years.

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
During the six months ended June 30, 2025 and 2024, the total fair value of the performance restricted stock units granted was $0.4 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the six months ended June 30, 2025 and 2024 was $1.1 million and $0.8 million, respectively.
The following is a summary of performance restricted stock unit activity:

	Three Months Ended June 30,
	2025		2024
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	53,625	$22.07	70,333	$19.59
Granted	—	—	—	—
Adjustment for performance condition	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	53,625	$22.07	70,333	$19.59

	Six Months Ended June 30,
	2025		2024
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	70,333	$19.59	79,097	$18.25
Granted	16,662	25.00	19,933	19.06
Adjustment for performance condition	11,864	18.66	14,349	15.53
Vested	(42,783)	18.66	(43,046)	15.53
Forfeited	(2,451)	16.27	—	—
Ending balance	53,625	$22.07	70,333	$19.59
As of June 30, 2025, unrecognized compensation cost related to non-vested performance restricted stock units was $0.5 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.1 years.

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
The following is a summary of stock appreciation rights activity:

	Three Months Ended June 30,
	2025		2024
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	67,320	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	67,320	$16.32	73,440	$16.32

	Six Months Ended June 30,
	2025		2024
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	(6,120)	16.32	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	67,320	$16.32	73,440	$16.32
As of June 30, 2025, all stock appreciation rights were exercisable and had a weighted average remaining term of 4.2 years. There was no unrecognized compensation cost for stock appreciation rights as of June 30, 2025.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2025 and December 31, 2024, the liability recorded for outstanding stock appreciation rights was $0.6 million and $0.5 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price.

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.77%	4.37%
Expected volatility	29.18%	30.95%
Expected life (in years)	4.2	4.7
Expected dividend yield	3.33%	3.47%
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
As of June 30, 2025 and December 31, 2024, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	June 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$676,431	17.74%	$305,007	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	594,826	15.60	228,755	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	543,561	14.26	171,567	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	594,826	11.86	200,531	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$641,485	16.84%	$304,775	8.00%	$380,969	10.00%
Tier 1 Capital (to Risk Weighted Assets)	599,473	15.74	228,582	6.00	304,775	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	599,473	15.74	171,436	4.50	247,630	6.50
Tier 1 Capital (to Average Assets)	599,473	11.97	200,386	4.00	250,483	5.00

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$652,563	16.51%	$316,145	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	573,203	14.50	237,109	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	521,968	13.21	177,831	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	573,203	11.51	199,167	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$635,878	16.11%	$315,825	8.00%	$394,781	10.00%
Tier 1 Capital (to Risk Weighted Assets)	596,071	15.10	236,869	6.00	315,825	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	596,071	15.10	177,651	4.50	256,608	6.50
Tier 1 Capital (to Average Assets)	596,071	11.98	199,030	4.00	248,787	5.00

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy:

	June 30, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$93,977	$—	$93,977
U.S. government agency	—	49,234	—	49,234
Municipal	—	137,970	—	137,970
Mortgage-backed:
Agency residential	—	302,057	—	302,057
Agency commercial	—	133,675	—	133,675
Corporate	—	56,293	—	56,293
Equity securities with readily determinable fair values	3,346	—	—	3,346
Mortgage servicing rights	—	—	17,768	17,768
Derivative financial assets	—	3,427	—	3,427
Derivative financial liabilities	—	3,437	—	3,437

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$111,145	$—	$111,145
U.S. government agency	—	53,198	—	53,198
Municipal	—	130,679	—	130,679
Mortgage-backed:
Agency residential	—	227,368	—	227,368
Agency commercial	—	116,681	—	116,681
Corporate	—	58,978	—	58,978
Equity securities with readily determinable fair values	3,315	—	—	3,315
Mortgage servicing rights	—	—	18,827	18,827
Derivative financial assets	—	5,553	—	5,553
Derivative financial liabilities	—	5,525	—	5,525

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

June 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$17,768	Discounted cash flows	Constant pre-payment rates (CPR)	5.0% to 94.3% (8.1%)
			Discount rate	9.0% to 65.5% (9.5%)

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$18,827	Discounted cash flows	Constant pre-payment rates (CPR)	0.8% to 94.3% (7.6%)
			Discount rate	9.0% to 96.4% (10.4%)
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
Bank Premises Held for Sale
Bank premises held for sale are recorded at the lower of cost or fair value, less estimated selling costs, at the date classified as held for sale. Values are estimated using recent appraisals and customized discounting criteria. Due to the significance of unobservable inputs, fair values of bank premises held for sale have been classified as Level 3.
Foreclosed Assets
Foreclosed assets are recorded at fair value based on property appraisals, less estimated selling costs, at the date of the transfer. Subsequent to the transfer, foreclosed assets are carried at the lower of cost or fair value, less estimated selling costs. Values are estimated using recent appraisals and customized discounting criteria. Due to the significance of unobservable inputs, fair values of foreclosed assets have been classified as Level 3.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy:

	June 30, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$2,316	$—	$2,316
Collateral-dependent loans	—	—	29,692	29,692
Bank premises held for sale	—	—	140	140
Foreclosed assets	—	—	890	890

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,586	$—	$1,586
Collateral-dependent loans	—	—	27,717	27,717
Bank premises held for sale	—	—	317	317
Foreclosed assets	—	—	367	367
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

June 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$29,692	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	140	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	890	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$27,717	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	317	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	367	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s other financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	June 30, 2025		December 31, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$195,742	$195,742	$137,692	$137,692
Debt securities held-to-maturity	Level 2	481,942	442,064	499,858	445,186
Restricted stock	Level 3	4,979	4,979	5,086	5,086
Loans, net	Level 3	3,306,552	3,251,793	3,424,102	3,418,318
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	20,624	20,624	24,770	24,770

Financial liabilities:
Time deposits	Level 3	774,795	769,376	785,430	779,997
Securities sold under agreements to repurchase	Level 2	556	556	28,969	28,969
FHLB advances	Level 3	7,240	6,429	13,231	13,159
Subordinated notes	Level 3	39,593	39,500	39,553	38,316
Junior subordinated debentures	Level 3	52,879	46,492	52,849	47,942
Accrued interest payable	Level 2	4,619	4,619	5,096	5,096
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	June 30, 2025	December 31, 2024

Commitments to extend credit	$803,887	$845,413
Standby letters of credit	31,032	18,329
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include real estate, accounts receivable, inventory, equipment, and income-producing properties.
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $3.1 million and $3.1 million as of June 30, 2025 and December 31, 2024, respectively.
Legal Contingencies
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to HBT Financial, Inc. and its subsidiaries.
The following is management’s discussion and analysis of the financial condition as of June 30, 2025 (unaudited), as compared with December 31, 2024, and the results of operations for the three and six months ended June 30, 2025 and 2024 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025. Results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of results to be attained for the year ended December 31, 2025, or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. As of June 30, 2025, the Company had total assets of $5.0 billion, loans held for investment of $3.3 billion, and total deposits of $4.3 billion.
Market Area
As of June 30, 2025, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,597,764	$2,945,980	$1,676,842	$2,984,820
Chicago MSA	1,409,457	1,251,114	1,443,777	1,218,098
Illinois	3,007,221	4,197,094	3,120,619	4,202,918
Iowa	340,990	109,437	345,527	115,336
Total	$3,348,211	$4,306,531	$3,466,146	$4,318,254

RESULTS OF OPERATIONS
Overview of Recent Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024

Total interest and dividend income	$63,919	$62,824	$127,057	$124,785
Total interest expense	14,261	15,796	28,691	31,069
Net interest income	49,658	47,028	98,366	93,716
Provision for credit losses	526	1,176	1,102	1,703
Net interest income after provision for credit losses	49,132	45,852	97,264	92,013
Total noninterest income	9,140	9,610	18,446	15,236
Total noninterest expense	31,914	30,509	63,849	61,777
Income before income tax expense	26,358	24,953	51,861	45,472
Income tax expense	7,128	6,883	13,556	12,144
Net income	$19,230	$18,070	$38,305	$33,328

Adjusted net income (1)	$19,803	$18,139	$39,056	$36,212

Pre-provision net revenue (1)	$26,884	$26,129	$52,963	$47,175
Pre-provision net revenue less net charge-offs (1)	25,837	25,443	51,487	46,696
Adjusted pre-provision net revenue (1)	27,685	26,226	54,013	51,209
Adjusted pre-provision net revenue less net charge-offs (1)	26,638	25,540	52,537	50,730

Share and Per Share Information
Earnings per share - diluted	$0.61	$0.57	$1.21	$1.05
Adjusted earnings per share - diluted (1)	0.63	0.57	1.23	1.14

Weighted average shares of common stock outstanding	31,510,759	31,579,457	31,547,669	31,621,205

Summary Ratios
Net interest margin *	4.14%	3.95%	4.13%	3.95%
Net interest margin (tax-equivalent basis) * (1) (2)	4.19	4.00	4.18	3.99
Yield on loans *	6.38	6.35	6.39	6.34
Yield on interest-earning assets *	5.33	5.28	5.33	5.25
Cost of total deposits *	1.19	1.31	1.20	1.28
Cost of funds *	1.29	1.42	1.30	1.39

Efficiency ratio	53.10%	52.61%	53.47%	55.40%
Efficiency ratio (tax-equivalent basis) (1) (2)	52.61	52.10	52.97	54.83
Adjusted efficiency ratio (tax-equivalent basis) (1) (2)	51.91	52.02	52.51	52.89

Return on average assets *	1.53%	1.45%	1.53%	1.34%
Return on average stockholders' equity *	13.47	14.48	13.70	13.46
Return on average tangible common equity * (1)	15.55	17.21	15.87	16.03

Adjusted return on average assets * (1)	1.58%	1.45%	1.56%	1.45%
Adjusted return on average stockholders' equity * (1)	13.87	14.54	13.97	14.63
Adjusted return on average tangible common equity * (1)	16.02	17.27	16.18	17.42
_________________________________________________
*    Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
For the three months ended June 30, 2025, net income was $19.2 million, increasing by $1.2 million, or 6.4%, when compared to net income for the three months ended June 30, 2024. Notable changes include the following:
•A $2.6 million increase in net interest income, primarily attributable to lower funding costs, improved yields on debt securities, and higher average loan balances;
•A $0.8 million negative mortgage servicing rights fair value adjustment included in the second quarter of 2025 results compared to a $0.1 million negative mortgage servicing rights fair value adjustment included in the second quarter 2024 results;
•A $0.7 million increase in benefits expense, primarily driven by higher medical benefits costs; and
•A $0.2 million increase in income tax expense, primarily related to $0.3 million of additional tax expense related to the nonrecurring reversal of a stranded tax effect included in accumulated other comprehensive income, in connection with the maturity of a derivative designated as a cash flow hedge during the second quarter of 2025.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
For the six months ended June 30, 2025, net income was $38.3 million, increasing by $5.0 million, or 14.9%, when compared to net income for the six months ended June 30, 2024. Notable changes include the following:
•A $4.7 million increase in net interest income, primarily attributable to higher average loan balances, lower funding costs, and higher yields on debt securities;
•The absence of $3.4 million of losses on sales of securities during the first quarter of 2024;
•A $1.7 million increase in salaries and benefits expense, primarily driven by annual merit increases and higher medical benefits expense;
•A $1.1 million negative mortgage servicing rights fair value adjustment included in the 2025 results compared to a nearly flat mortgage servicing rights fair value adjustment included in the 2024 results;
•The absence of $0.6 million of impairment losses on bank premises related to the closure of two branch premises recognized in 2024;
•A $1.4 million increase in income tax expense, primarily due to an increase in pre-tax income as a result of the items noted above.
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
The following tables set forth average balances, average yields and costs, and certain other information. Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs as well as purchase accounting adjustments that are accreted or amortized to interest income or expense.

	Three Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,417,582	$54,371	6.38%	$3,374,058	$53,274	6.35%
Debt securities	1,217,386	7,891	2.60	1,187,795	6,836	2.31
Deposits with banks	160,726	1,544	3.85	211,117	2,570	4.90
Other	12,519	113	3.66	12,588	144	4.60
Total interest-earning assets	4,808,213	$63,919	5.33%	4,785,558	$62,824	5.28%
Allowance for credit losses	(42,118)			(40,814)
Noninterest-earning assets	270,580			283,103
Total assets	$5,036,675			$5,027,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,125,787	$1,569	0.56%	$1,123,592	$1,429	0.51%
Money market	813,531	4,463	2.20	788,744	4,670	2.38
Savings	569,193	374	0.26	592,312	393	0.27
Time	780,536	6,429	3.30	763,507	7,117	3.75
Brokered	—	—	—	38,213	524	5.51
Total interest-bearing deposits	3,289,047	12,835	1.57	3,306,368	14,133	1.72
Securities sold under agreements to repurchase	1,420	—	0.05	30,440	129	1.70
Borrowings	7,225	30	1.70	13,466	121	3.60
Subordinated notes	39,582	469	4.76	39,504	469	4.78
Junior subordinated debentures issued to capital trusts	52,871	927	7.03	52,812	944	7.18
Total interest-bearing liabilities	3,390,145	$14,261	1.69%	3,442,590	$15,796	1.85%
Noninterest-bearing deposits	1,044,539			1,043,614
Noninterest-bearing liabilities	29,486			39,806
Total liabilities	4,464,170			4,526,010
Stockholders' Equity	572,505			501,837
Total liabilities and stockholders’ equity	$5,036,675			$5,027,847

Net interest income/Net interest margin (1)		$49,658	4.14%		$47,028	3.95%
Tax-equivalent adjustment (2)		548	0.05		553	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$50,206	4.19%		$47,581	4.00%
Net interest rate spread (4)			3.64%			3.43%
Net interest-earning assets (5)	$1,418,068			$1,342,968
Ratio of interest-earning assets to interest-bearing liabilities	1.42			1.39
Cost of total deposits			1.19%			1.31%
Cost of funds			1.29			1.42
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Six Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,439,124	$108,908	6.39%	$3,372,640	$106,294	6.34%
Debt securities	1,210,941	15,296	2.55	1,200,871	13,637	2.28
Deposits with banks	140,483	2,609	3.75	189,207	4,522	4.81
Other	12,597	244	3.93	12,787	332	5.22
Total interest-earning assets	4,803,145	$127,057	5.33%	4,775,505	$124,785	5.25%
Allowance for credit losses	(42,089)			(40,526)
Noninterest-earning assets	273,193			280,676
Total assets	$5,034,249			$5,015,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,123,212	$3,022	0.54%	$1,125,638	$2,740	0.49%
Money market	810,645	8,860	2.20	800,714	9,467	2.38
Savings	569,343	744	0.26	601,768	836	0.28
Time	782,307	13,148	3.39	714,003	13,042	3.67
Brokered	—	—	—	60,181	1,641	5.48
Total interest-bearing deposits	3,285,507	25,774	1.58	3,302,304	27,726	1.69
Securities sold under agreements to repurchase	5,067	22	0.89	31,448	281	1.80
Borrowings	10,042	139	2.79	13,235	246	3.73
Subordinated notes	39,573	939	4.79	39,494	939	4.78
Junior subordinated debentures issued to capital trusts	52,864	1,817	6.93	52,804	1,877	7.15
Total interest-bearing liabilities	3,393,053	$28,691	1.71%	3,439,285	$31,069	1.82%
Noninterest-bearing deposits	1,045,133			1,040,007
Noninterest-bearing liabilities	32,404			38,457
Total liabilities	4,470,590			4,517,749
Stockholders' Equity	563,659			497,906
Total liabilities and stockholders’ equity	$5,034,249			$5,015,655

Net interest income/Net interest margin (1)		$98,366	4.13%		$93,716	3.95%
Tax-equivalent adjustment (2)		1,093	0.05		1,128	0.04
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$99,459	4.18%		$94,844	3.99%
Net interest rate spread (4)			3.62%			3.43%
Net interest-earning assets (5)	$1,410,092			$1,336,220
Ratio of interest-earning assets to interest-bearing liabilities	1.42			1.39
Cost of total deposits			1.20%			1.28%
Cost of funds			1.30			1.39
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$51,527	6.05%	$50,991	6.08%	$102,962	6.04%	$101,508	6.05%
Loan fees	1,591	0.18	1,110	0.13	2,954	0.17	2,151	0.13
Accretion of acquired loan discounts	996	0.12	982	0.12	2,108	0.13	2,177	0.13
Nonaccrual interest recoveries	257	0.03	191	0.02	884	0.05	458	0.03
Total loan interest income	$54,371	6.38%	$53,274	6.35%	$108,908	6.39%	$106,294	6.34%
_________________________________________________
*    Annualized measure.

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$51,527	4.30%	$50,991	4.29%	$102,962	4.32%	$101,508	4.27%
Loan fees	1,591	0.13	1,110	0.09	2,954	0.12	2,151	0.09
Accretion of acquired loan discounts	996	0.08	982	0.08	2,108	0.09	2,177	0.09
Nonaccrual interest recoveries	257	0.02	191	0.02	884	0.04	458	0.02
Debt securities	7,891	0.66	6,836	0.58	15,296	0.64	13,637	0.58
Interest-bearing deposits in bank	1,544	0.13	2,570	0.21	2,609	0.11	4,522	0.19
Other	113	0.01	144	0.01	244	0.01	332	0.01
Total interest income	63,919	5.33	62,824	5.28	127,057	5.33	124,785	5.25

Interest expense:
Deposits	12,835	1.07	14,133	1.19	25,774	1.08	27,726	1.16
Other interest-bearing liabilities	1,426	0.12	1,663	0.14	2,917	0.12	3,343	0.14
Total interest expense	14,261	1.19	15,796	1.33	28,691	1.20	31,069	1.30
Net interest income	49,658	4.14	47,028	3.95	98,366	4.13	93,716	3.95
Tax-equivalent adjustment (1)	548	0.05	553	0.05	1,093	0.05	1,128	0.04
Net interest income (tax-equivalent) (1) (2)	$50,206	4.19%	$47,581	4.00%	$99,459	4.18%	$94,844	3.99%
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

	Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024			Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$692	$405	$1,097	$2,105	$509	$2,614
Debt securities	174	881	1,055	115	1,544	1,659
Deposits with banks	(545)	(481)	(1,026)	(1,025)	(888)	(1,913)
Other	(1)	(30)	(31)	(5)	(83)	(88)
Total interest-earning assets	320	775	1,095	1,190	1,082	2,272

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	3	137	140	(6)	288	282
Money market	144	(351)	(207)	116	(723)	(607)
Savings	(13)	(6)	(19)	(44)	(48)	(92)
Time	156	(844)	(688)	1,193	(1,087)	106
Brokered	(524)	—	(524)	(1,641)	—	(1,641)
Total interest-bearing deposits	(234)	(1,064)	(1,298)	(382)	(1,570)	(1,952)
Securities sold under agreements to repurchase	(64)	(65)	(129)	(161)	(98)	(259)
Borrowings	(42)	(49)	(91)	(52)	(55)	(107)
Subordinated notes	1	(1)	—	2	(2)	—
Junior subordinated debentures issued to capital trusts	1	(18)	(17)	2	(62)	(60)
Total interest-bearing liabilities	(338)	(1,197)	(1,535)	(591)	(1,787)	(2,378)
Change in net interest income	$658	$1,972	$2,630	$1,781	$2,869	$4,650
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Net interest income for the three months ended June 30, 2025 was $49.7 million, increasing $2.6 million, or 5.6%, when compared to the three months ended June 30, 2024. The increase is primarily attributable to lower funding costs, improved yields on debt securities, and higher average loan balances. Additionally, a $0.5 million increase in nonaccrual interest recoveries and loan fees contributed to the increase in net interest income.
Net interest margin increased to 4.14% for the three months ended June 30, 2025, compared to 3.95% for the three months ended June 30, 2024. The increase was primarily attributable to lower funding costs, higher yields on interest-earning assets, and an increase in nonaccrual interest recoveries and loan fees. The increase in the contribution of nonaccrual interest recoveries and loan fees accounted for 4 basis points of the increase in net interest margin. Additionally, the contribution of acquired loan discount accretion to net interest margin was 8 basis points for each of the three months ended June 30, 2025 and 2024.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Net interest income for the six months ended June 30, 2025 was $98.4 million, increasing $4.7 million, or 5.0%, when compared to the six months ended June 30, 2024. The increase is primarily attributable to higher average loan balances, a decrease in funding costs, and higher yields on debt securities. Also contributing was a $1.2 million increase in nonaccrual interest recoveries and loan fees.
Net interest margin increased to 4.13% for the six months ended June 30, 2025, compared to 3.95% for the six months ended June 30, 2024. The increase was primarily attributable to a decrease in funding costs and higher yields on interest-earning assets. The increase in the contribution of nonaccrual interest recoveries and loan fees accounted for 5 basis points of the increase in net interest margin. Additionally, the contribution of acquired loan discount accretion to net interest margin was 9 basis points for each of the six months ended June 30, 2025 and 2024.
The quarterly net interest margins were as follows:

	2025	2024
Three months ended:
March 31	4.12%	3.94%
June 30	4.14	3.95
September 30	—	3.98
December 31	—	3.96
In early 2024, our net interest margin was relatively stable, with increases in our loans and debt security yields being mostly offset by increases in funding costs. In September 2024, the Federal Open Market Committee ("FOMC") began lowering interest rates, with the target range for the federal funds rate decreasing by 100 basis points to a range of 4.25% to 4.50% by the end of 2024. These changes contributed to a decrease in funding costs and yields on variable rate loans while maturing fixed rate loans and securities continued to reprice at higher rates, driving our net interest margin higher in the first half of 2025.
Decreases in market interest rates, and potential future decreases, may put downward pressure on our net interest margin, as the negative impact on floating rate loans may not be fully offset by the positive impacts of maturing fixed rate loans and securities repricing at higher rates or potential decreases in deposit costs. Generally, we expect increases in market interest rates will increase our net interest income and net interest margin in future periods, while decreases in market interest rates may decrease our net interest income and net interest margin in future periods; however, this depends upon the timing and extent of both short-term and long-term interest rate fluctuations and may not always be the case.
Additionally, in September 2025 the Company's $40 million of subordinated notes become callable and the interest rate will become floating. If we choose to call the subordinated notes during the third quarter of 2025, we would expect to recognize a loss of $0.4 million for the unamortized issuance costs.

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

PROVISION FOR CREDIT LOSSES
Loans	$595	$677	$1,091	$1,237
Unfunded lending-related commitments	(69)	499	11	466
Total provision for credit losses	$526	$1,176	$1,102	$1,703
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The Company recorded a provision for credit losses of $0.5 million during the three months ended June 30, 2025, compared to a $1.2 million provision during the three months ended June 30, 2024. The second quarter of 2025 provision for credit losses primarily reflects a $1.0 million increase in required reserves resulting from changes in economic forecasts; a $0.8 million increase in required reserves resulting from qualitative factor changes; a $1.2 million decrease in required reserves driven by decreased loan balances and changes within the loan portfolio; and a $0.1 million decrease in specific reserves.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The Company recorded a provision for credit losses of $1.1 million for the six months ended June 30, 2025, compared to a $1.7 million provision during the six months ended June 30, 2024. The 2025 provision for credit losses primarily reflects a $1.6 million increase in required reserves resulting from changes in qualitative factors; a $1.0 million increase in required reserves resulting from changes in economic forecasts; a $1.1 million decrease in required reserves driven by changes within the portfolio; and a $0.4 million decrease in specific reserves.
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

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Card income	$2,797	$2,885	$(88)	(3.1)%	$5,345	$5,501	$(156)	(2.8)%
Wealth management fees	2,826	2,623	203	7.7	5,667	5,170	497	9.6
Service charges on deposit accounts	1,915	1,902	13	0.7	3,859	3,771	88	2.3
Mortgage servicing	1,042	1,111	(69)	(6.2)	2,032	2,166	(134)	(6.2)
Mortgage servicing rights fair value adjustment	(751)	(97)	(654)	NM	(1,059)	(17)	(1,042)	NM
Gains on sale of mortgage loans	459	443	16	3.6	711	741	(30)	(4.0)
Realized gains (losses) on sales of securities	—	—	—	NM	—	(3,382)	3,382	NM
Unrealized gains (losses) on equity securities	23	(96)	119	NM	31	(112)	143	NM
Gains (losses) on foreclosed assets	14	(28)	42	NM	27	59	(32)	(54.2)
Gains (losses) on other assets	(128)	—	(128)	NM	(74)	(635)	561	NM
Income on bank owned life insurance	167	166	1	0.6	331	330	1	0.3
Other noninterest income	776	701	75	10.7	1,576	1,644	(68)	(4.1)
Total	$9,140	$9,610	$(470)	(4.9)%	$18,446	$15,236	$3,210	21.1%
_________________________________________________
NM    Not meaningful.
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Total noninterest income for the three months ended June 30, 2025, was $9.1 million, a decrease of $0.5 million, or 4.9%, from the three months ended June 30, 2024. Notable changes in noninterest income include the following:
•A $0.8 million negative mortgage servicing rights fair value adjustment included the second quarter of 2025 results, primarily reflecting changes in the prepayment and future interest rate assumptions utilized in the valuations, compared to a $0.1 million negative mortgage servicing rights fair value adjustment included in the second quarter 2024 results;
•A $0.2 million increase in wealth management fees, driven by higher values of assets under management and an increase in farm management income; and
•A $0.1 million impairment loss on bank premises held for sale recognized during the second quarter of 2025 which was not present in the second quarter of 2024 results.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Total noninterest income for the six months ended June 30, 2025, was $18.4 million, an increase of $3.2 million, or 21.1%, from the six months ended June 30, 2024. Notable changes in noninterest income include the following:
•The absence of $3.4 million of losses on sales of securities during the first quarter of 2024;
•A $1.1 million negative mortgage servicing rights fair value adjustment included in the 2025 results compared to a nearly flat mortgage servicing rights fair value adjustment included in the 2024 results;
•The absence of $0.6 million of impairment losses on bank premises related to the closure of two branch premises recognized in the 2024 results; and
•A $0.5 million increase in wealth management fees, driven primarily by higher assets under management and an increase in farm management income.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Salaries	$16,452	$16,364	$88	0.5%	$33,505	$33,021	$484	1.5%
Employee benefits	3,580	2,860	720	25.2	6,865	5,665	1,200	21.2
Occupancy of bank premises	2,471	2,243	228	10.2	5,096	4,825	271	5.6
Furniture and equipment	575	548	27	4.9	1,020	1,098	(78)	(7.1)
Data processing	2,687	2,606	81	3.1	5,404	5,531	(127)	(2.3)
Marketing and customer relations	1,020	996	24	2.4	2,164	1,992	172	8.6
Amortization of intangible assets	694	710	(16)	(2.3)	1,389	1,420	(31)	(2.2)
FDIC insurance	551	565	(14)	(2.5)	1,113	1,125	(12)	(1.1)
Loan collection and servicing	360	475	(115)	(24.2)	743	927	(184)	(19.8)
Foreclosed assets	67	10	57	570.0	72	59	13	22.0
Other noninterest expense	3,457	3,132	325	10.4	6,478	6,114	364	6.0
Total	$31,914	$30,509	$1,405	4.6%	$63,849	$61,777	$2,072	3.4%
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Total noninterest expense for the three months ended June 30, 2025, was $31.9 million, an increase of $1.4 million, or 4.6%, from the three months ended June 30, 2024. Notable changes in noninterest expense include the following:
•A $0.7 million increase in benefits expense, primarily driven by higher medical benefits costs;
•A $0.3 million increase in other noninterest expense; and
•A $0.2 million increase in bank occupancy expense, primarily due to planned building maintenance and upgrades.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Total noninterest expense for the six months ended June 30, 2025, was $63.8 million, an increase of $2.1 million, or 3.4%, from the six months ended June 30, 2024. Notable changes in noninterest expense include the following:
•A $1.2 million increase in employee benefits expense, primarily driven by higher medical benefits cost;
•A $0.5 million increase in salaries expense, primarily driven by annual merit increases; and
•A $0.3 million increase in bank occupancy expense, primarily due to planned building maintenance and upgrades.

Income Taxes
During the three months ended June 30, 2025 and 2024, we recorded income tax expense of $7.1 million, or an effective tax rate of 27.0%, and $6.9 million, or an effective tax rate of 27.6%, respectively. During the six months ended June 30, 2025 and 2024, we recorded income tax expense of $13.6 million, or an effective tax rate of 26.1%, and $12.1 million, or an effective tax rate of 26.7%, respectively. The higher effective tax rate during 2024 was primarily attributable to an additional $0.5 million of tax expense for a deferred tax asset write-down, recognized during the second quarter of 2024, as a result of an Illinois tax change. Additionally, $0.3 million of additional tax expense was recognized during the second quarter of 2025, related to the nonrecurring reversal of a stranded tax effect included in accumulated other comprehensive income, in connection with the maturity of a derivative designated as a cash flow hedge.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	June 30, 2025	December 31, 2024	$ Change	% Change

Cash and cash equivalents	$195,742	$137,692	$58,050	42.2%
Debt securities available-for-sale, at fair value	773,206	698,049	75,157	10.8
Debt securities held-to-maturity	481,942	499,858	(17,916)	(3.6)
Loans held for sale	2,316	1,586	730	46.0

Loans, before allowance for credit losses	3,348,211	3,466,146	(117,935)	(3.4)
Less: allowance for credit losses	41,659	42,044	(385)	(0.9)
Loans, net of allowance for credit losses	3,306,552	3,424,102	(117,550)	(3.4)

Goodwill	59,820	59,820	—	—
Intangible assets, net	16,454	17,843	(1,389)	(7.8)
Other assets	182,366	193,952	(11,586)	(6.0)
Total assets	$5,018,398	$5,032,902	$(14,504)	(0.3)%

Total deposits	$4,306,531	$4,318,254	$(11,723)	(0.3)%
Securities sold under agreements to repurchase	556	28,969	(28,413)	(98.1)
Borrowings	7,240	13,231	(5,991)	(45.3)
Subordinated notes	39,593	39,553	40	0.1
Junior subordinated debentures	52,879	52,849	30	0.1
Other liabilities	30,702	35,441	(4,739)	(13.4)
Total liabilities	4,437,501	4,488,297	(50,796)	(1.1)
Total stockholders' equity	580,897	544,605	36,292	6.7
Total liabilities and stockholders' equity	$5,018,398	$5,032,902	$(14,504)	(0.3)%

Tangible assets (1)	$4,942,124	$4,955,239	$(13,115)	(0.3)%
Tangible common equity (1)	504,623	466,942	37,681	8.1

Core deposits (1)	$4,103,197	$4,116,058	$(12,861)	(0.3)%

Share and Per Share Information
Book value per share	$18.44	$17.26	$1.18	6.8%
Tangible book value per share (1)	16.02	14.80	1.22	8.2

Shares of common stock outstanding	31,495,434	31,559,366

Balance Sheet Ratios
Loan to deposit ratio	77.75%	80.27%
Core deposits to total deposits (1)	95.28	95.32
Stockholders' equity to total assets	11.58	10.82
Tangible common equity to tangible assets (1)	10.21	9.42
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•A $117.9 million decrease in loans, primarily attributable to paydowns from property sales;
•A $57.2 million increase in debt securities, primarily attributable to a reinvestment of cash flows from loan paydowns and an $18.2 million increase in the fair value of debt securities available-for-sale;
•An $11.7 million decrease in deposits, primarily attributable to lower balances maintained in existing retail accounts; and
•A transition of the vast majority of repurchase agreement account balances to reciprocal interest-bearing demand deposit accounts.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$419,430	12.5%	$428,389	12.4%
Commercial real estate - owner occupied	317,475	9.5	322,316	9.3
Commercial real estate - non-owner occupied	907,073	27.1	899,565	25.9
Construction and land development	310,252	9.3	374,657	10.8
Multi-family	453,812	13.5	431,524	12.4
One-to-four family residential	451,197	13.5	463,968	13.4
Agricultural and farmland	271,644	8.1	293,375	8.5
Municipal, consumer, and other	217,328	6.5	252,352	7.3
Loans, before allowance for credit losses	3,348,211	100.0%	3,466,146	100.0%
Allowance for credit losses	(41,659)		(42,044)
Loans, net of allowance for credit losses	$3,306,552		$3,424,102
Loans, before allowance for credit losses were $3.35 billion at June 30, 2025, a decrease of $117.9 million, or 3.4%, from December 31, 2024. Notable changes include the following:
•A reduction due to elevated paydowns from property sales and refinances across several segments;
•Transfers of completed construction projects out of the construction and land development segment drove increases in the multi-family and commercial real estate – non-owner occupied segments; and
•Partially offsetting the transfers out of the construction and land development segment were draws on existing loans and new originations to existing customers.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of June 30, 2025 was as follows:

	June 30, 2025
(dollars in thousands)	Balance	Substandard Risk Rating

Manufacturing	$49,238	$329
Auto repair and dealers	35,525	—
Health care and social assistance	32,690	1,384
Accommodation and food services	28,575	3,773
Retail trade	25,794	—
Real estate, rental, and leasing	24,929	25
Grain elevators	24,003	1,650
Construction	16,590	1,367
Wholesale trade	13,787	—
Other services (except public administration)	11,591	252
Arts, entertainment, and recreation	11,299	72
Administrative and support services	10,588	—
Agriculture, forestry, fishing, and hunting	6,507	—
Education services	6,267	1,156
Professional, scientific, and technical services	6,199	—
Finance and insurance	3,626	—
Other	10,267	—
Total	$317,475	$10,008
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of June 30, 2025 was as follows:

	June 30, 2025
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Warehouse and manufacturing	$188,842	$—	55%
Retail	180,082	7,454	55
Office	174,582	32	57
Senior Living	106,182	12,770	54
Hotel	83,591	7,444	56
Mixed use (commercial and residential)	66,883	—	63
Medical office	32,541	—	57
Gas station	24,415	—	61
Auto repair and dealers	19,389	—	54
Restaurant and bar	12,371	—	59
Other	18,195	—	56
Total	$907,073	$27,700	56%
_________________________________________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $453.8 million as of June 30, 2025, and are primarily made based on projected cash flows from the rental or sale of the underlying collateral. As of June 30, 2025, multi-family loans had a weighted average LTV of 57%, based on the most recent appraisals available, which are generally obtained at the time of origination.

Construction and land development loans totaled $310.3 million as of June 30, 2025. The majority of these loans consist of multi-family and one-to-four family residential construction projects either to be sold upon completion or held for long-term investment, but also include other property types that may be rented, sold, or owner occupied upon completion. Construction and land development loans are primarily based on projected cash flows from the rental or sale of the underlying collateral, or based on the identified cash flows of the borrower.
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

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of June 30, 2025. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$227,974	$132,026	$59,430	$—	$419,430
Commercial real estate - owner occupied	49,523	175,779	73,555	18,618	317,475
Commercial real estate - non-owner occupied	213,526	573,930	105,936	13,681	907,073
Construction and land development	151,788	140,438	17,877	149	310,252
Multi-family	85,467	326,518	40,542	1,285	453,812
One-to-four family residential	90,778	148,175	85,872	126,372	451,197
Agricultural and farmland	111,614	121,167	33,758	5,105	271,644
Municipal, consumer, and other	97,264	22,281	65,351	32,432	217,328
Total	$1,027,934	$1,640,314	$482,321	$197,642	$3,348,211
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$39,419	$5,147	$44,566	$146,890	$191,456
Commercial real estate - owner occupied	57,968	40,096	98,064	169,888	267,952
Commercial real estate - non-owner occupied	109,436	32,984	142,420	551,127	693,547
Construction and land development	90,925	1,080	92,005	66,459	158,464
Multi-family	59,118	14,131	73,249	295,096	368,345
One-to-four family residential	66,922	63,483	130,405	230,014	360,419
Agricultural and farmland	5,322	11,926	17,248	142,782	160,030
Municipal, consumer, and other	13,221	20,028	33,249	86,815	120,064
Total	$442,331	$188,875	$631,206	$1,689,071	$2,320,277

Nonperforming Assets
Our nonperforming loans and nonperforming assets were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024

NONPERFORMING ASSETS
Nonaccrual	$5,615	$7,652
Past due 90 days or more, still accruing	9	4
Total nonperforming loans	5,624	7,656
Foreclosed assets	890	367
Total nonperforming assets	$6,514	$8,023

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$1,878	$1,573

Allowance for credit losses	$41,659	$42,044
Loans, before allowance for credit losses	3,348,211	3,466,146

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.24%	1.21%
Allowance for credit losses to nonaccrual loans	741.92	549.45
Allowance for credit losses to nonperforming loans	740.74	549.16
Nonaccrual loans to loans, before allowance for credit losses	0.17	0.22
Nonperforming loans to loans, before allowance for credit losses	0.17	0.22
Nonperforming assets to total assets	0.13	0.16
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.19	0.23
Total nonperforming assets were $6.5 million at June 30, 2025, a decrease of 18.8%, when compared to $8.0 million at December 31, 2024. Additionally, of the $5.6 million of nonperforming loans held as of June 30, 2025, $1.9 million are either wholly or partially guaranteed by the U.S. Government. The $1.5 million decrease in nonperforming assets from December 31, 2024 was primarily attributable to the pay-off of a $1.6 million nonaccrual commercial real estate – non-owner occupied credit with a decrease in the one-to-four family residential segment being mostly offset by an increase in the commercial and industrial segment.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024

Pass	$3,144,615	$3,264,396
Pass-watch	100,036	83,947
Special mention	6,403	46,590
Substandard	97,157	71,213
Total	$3,348,211	$3,466,146
Loans rated pass-watch or worse were relatively stable as of June 30, 2025, increasing $1.8 million, or 0.9%, from December 31, 2024. Additionally, a $12.1 million construction and land development credit paid off in July 2025 which was rated substandard as of June 30, 2025 and special mention as of December 31, 2024.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans by loan category.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Net charge-offs (recoveries)
Commercial and industrial	$613	$469	$939	$458
Commercial real estate - owner occupied	(31)	(2)	(32)	(4)
Commercial real estate - non-owner occupied	—	(15)	—	(257)
Construction and land development	(1)	(1)	4	(2)
Multi-family	43	188	43	188
One-to-four family residential	389	(14)	430	(77)
Agricultural and farmland	(9)	(1)	(47)	(8)
Municipal, consumer, and other	43	62	139	181
Total	$1,047	$686	$1,476	$479

Average loans
Commercial and industrial	$421,471	$401,687	$433,027	$406,536
Commercial real estate - owner occupied	322,154	294,729	322,824	296,036
Commercial real estate - non-owner occupied	901,263	886,825	895,894	884,765
Construction and land development	369,084	353,568	368,788	360,240
Multi-family	421,653	429,688	427,322	422,002
One-to-four family residential	454,299	487,872	457,536	489,821
Agricultural and farmland	281,048	285,465	279,559	281,452
Municipal, consumer, and other	246,610	234,224	254,174	231,788
Total	$3,417,582	$3,374,058	$3,439,124	$3,372,640

Charge-offs (recoveries) to average loans *
Commercial and industrial	0.58%	0.47%	0.44%	0.23%
Commercial real estate - owner occupied	(0.04)	—	(0.02)	—
Commercial real estate - non-owner occupied	—	(0.01)	—	(0.06)
Construction and land development	—	—	—	—
Multi-family	0.04	0.18	0.02	0.09
One-to-four family residential	0.34	(0.01)	0.19	(0.03)
Agricultural and farmland	(0.01)	—	(0.03)	(0.01)
Municipal, consumer, and other	0.07	0.11	0.11	0.16
Total	0.12%	0.08%	0.09%	0.03%
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
Additionally, equipment finance loans which were purchased as part of a pool of loans during 2023 contributed to heightened net charge-offs within the commercial and industrial segment.

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of June 30, 2025, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	June 30, 2025
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$19,965	0.95%	$—	—%	$19,965	0.95%
U.S. government agency	9,496	2.53	—	—	9,496	2.53
Municipal	7,189	1.82	3,422	3.30	10,611	2.30
Mortgage-backed:
Agency residential	303	3.32	—	—	303	3.32
Agency commercial	10,133	1.91	—	—	10,133	1.91
Total	$47,086	1.63%	$3,422	3.30%	$50,508	1.74%
Due after 1 year through 5 years
U.S. Treasury	$70,033	1.35%	$—	—%	$70,033	1.35%
U.S. government agency	25,228	2.34	42,319	2.28	67,547	2.30
Municipal	60,767	1.65	17,006	3.18	77,773	1.98
Mortgage-backed:
Agency residential	9,017	2.67	10,919	2.11	19,936	2.36
Agency commercial	71,730	1.66	97,917	2.30	169,647	2.03
Corporate	11,901	6.71	—	—	11,901	6.71
Total	$248,676	1.92%	$168,161	2.37%	$416,837	2.10%
Due after 5 years through 10 years
U.S. Treasury	$9,712	1.66%	$—	—%	$9,712	1.66%
U.S. government agency	15,955	3.43	46,165	2.66	62,120	2.86
Municipal	68,307	1.84	8,664	3.64	76,971	2.04
Mortgage-backed:
Agency residential	60,984	2.37	—	—	60,984	2.37
Agency commercial	6,766	2.40	145,085	1.86	151,851	1.88
Corporate	39,395	4.99	—	—	39,395	4.99
Total	$201,119	2.75%	$199,914	2.12%	$401,033	2.44%
Due after 10 years
Municipal	$17,195	2.21%	$1,939	3.47%	$19,134	2.33%
Mortgage-backed:
Agency residential	239,543	4.41	69,958	3.64	309,501	4.24
Agency commercial	54,053	3.40	38,548	1.91	92,601	2.78
Corporate	6,823	5.98	—	—	6,823	5.98
Total	$317,614	4.15%	$110,445	3.03%	$428,059	3.86%
Total
U.S. Treasury	$99,710	1.30%	$—	—%	$99,710	1.30%
U.S. government agency	50,679	2.72	88,484	2.48	139,163	2.57
Municipal	153,458	1.80	31,031	3.34	184,489	2.06
Mortgage-backed:
Agency residential	309,847	3.96	80,877	3.43	390,724	3.85
Agency commercial	142,682	2.37	281,550	2.02	424,232	2.14
Corporate	58,119	5.46	—	—	58,119	5.46
Total	$814,495	2.98%	$481,942	2.43%	$1,296,437	2.77%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended June 30,						Percent Change in Average Balance
	2025			2024
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,044,539	24.1%	—%	$1,043,614	24.0%	—%	0.1%
Interest-bearing demand	1,125,787	26.0	0.56	1,123,592	25.8	0.51	0.2
Money market	813,531	18.8	2.20	788,744	18.1	2.38	3.1
Savings	569,193	13.1	0.26	592,312	13.6	0.27	(3.9)
Time	780,536	18.0	3.30	763,507	17.6	3.75	2.2
Brokered	—	—	—	38,213	0.9	5.51	(100.0)
Total deposits	$4,333,586	100.0%	1.19%	$4,349,982	100.0%	1.31%	(0.4)%

	Six Months Ended June 30,						Percent Change in Average Balance
	2025			2024
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,045,133	24.1%	—%	$1,040,007	24.0%	—%	0.5%
Interest-bearing demand	1,123,212	25.9	0.54	1,125,638	25.9	0.49	(0.2)
Money market	810,645	18.7	2.20	800,714	18.4	2.38	1.2
Savings	569,343	13.2	0.26	601,768	13.9	0.28	(5.4)
Time	782,307	18.1	3.39	714,003	16.4	3.67	9.6
Brokered	—	—	—	60,181	1.4	5.48	(100.0)
Total deposits	$4,330,640	100.0%	1.20%	$4,342,311	100.0%	1.28%	(0.3)%
_________________________________________________
*Annualized measure.
Average deposit balances have been relatively stable in 2025 compared to 2024, with growth in money market and time deposits being offset by decreases in savings and the planned repayment of brokered time deposits at scheduled maturities. Additionally, the vast majority of repurchase agreement account balances were transitioned to reciprocal interest-bearing demand accounts during the first quarter of 2025.
The following table sets forth time deposits by remaining maturity as of June 30, 2025:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time deposits:
Amounts less than $100,000	$121,377	$94,565	$76,559	$30,036	$322,537
Amounts of $100,000 or more but less than $250,000	108,474	76,054	51,084	13,312	248,924
Amounts of $250,000 or more	46,009	39,717	112,149	5,459	203,334
Total time deposits	$275,860	$210,336	$239,792	$48,807	$774,795
As of June 30, 2025 and December 31, 2024, the Bank’s uninsured deposits were estimated to be $953.4 million and $949.4 million, respectively.

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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of June 30, 2025 and December 31, 2024, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	June 30, 2025	December 31, 2024

Cash and cash equivalents	$195,742	$137,692
Fair value of unpledged securities	743,297	705,106
Total cash and unpledged securities	$939,039	$842,798
Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of June 30, 2025, our current borrowings and additional available borrowing capacity were as follows:

	June 30, 2025
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$7,240	$1,023,931
Federal Reserve	—	107,118
Federal funds lines of credit	—	80,000
Total	$7,240	$1,211,049
Furthermore, the Bank could utilize brokered deposits as an additional source of liquidity, as needed.
As of June 30, 2025, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of June 30, 2025, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of June 30, 2025, the Holding Company had cash and cash equivalents of $35.3 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that such limitations will not impact the Holding Company’s ability to meet its ongoing short-term or intermediate-term cash obligations. During the three months ended June 30, 2025 and 2024, the Bank paid $30.0 million and $10.0 million in dividends to the Holding Company, respectively. During the six months ended June 30, 2025 and 2024, the Bank paid $37.5 million and $18.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended June 30, 2025 and 2024, holding company operating expenses consisted of interest expense of $1.4 million and $1.4 million, respectively, and other operating expenses of $1.1 million and $1.0 million, respectively. During the six months ended June 30, 2025 and 2024, holding company operating expenses consisted of interest expense of $2.8 million and $2.8 million, respectively, and other operating expenses of $2.1 million and $2.1 million, respectively.
Additionally, the Holding Company paid $6.6 million and $6.0 million of dividends to stockholders during the three months ended June 30, 2025 and 2024, respectively, and paid $13.3 million and $12.1 million of dividends to stockholders during the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of June 30, 2025, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of June 30, 2025, the Holding Company had no material commitments for capital expenditures.

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
As of June 30, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.
The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	June 30, 2025	December 31, 2024	For Capital Adequacy Purposes With Capital Conservation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	17.74%	16.51%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	15.60	14.50	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.26	13.21	7.00	N/A
Tier 1 Capital (to Average Assets)	11.86	11.51	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	16.84%	16.11%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	15.74	15.10	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	15.74	15.10	7.00	6.50
Tier 1 Capital (to Average Assets)	11.97	11.98	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of June 30, 2025, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
During 2024, the Company paid quarterly cash dividends of $0.19 per share. In January 2025, the Company announced an increase of $0.02 and paid a $0.21 per share dividend during the first and second quarters of 2025.

Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased 135,997 shares of its common stock at a weighted average price of $21.30 during the three months ended June 30, 2025. The Company’s Board of Directors have authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2026. As of June 30, 2025, the Company had $12.1 million remaining under the current stock repurchase authorization.
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
_________________________________________________
(1)Tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Net income	$19,230	$18,070	$38,305	$33,328
Less: adjustments
Gains (losses) on closed branch premises	(50)	—	9	(635)
Realized gains (losses) on sales of securities	—	—	—	(3,382)
Mortgage servicing rights fair value adjustment	(751)	(97)	(1,059)	(17)
Total adjustments	(801)	(97)	(1,050)	(4,034)
Tax effect of adjustments (1)	228	28	299	1,150
Total adjustments after tax effect	(573)	(69)	(751)	(2,884)
Adjusted net income	$19,803	$18,139	$39,056	$36,212

Average assets	$5,036,675	$5,027,847	$5,034,249	$5,015,655

Return on average assets *	1.53%	1.45%	1.53%	1.34%
Adjusted return on average assets *	1.58	1.45	1.56	1.45
_________________________________________________
*    Annualized measure.
(1)Assumes a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024

Numerator:
Net income	$19,230	$18,070	$38,305	$33,328

Adjusted net income	$19,803	$18,139	$39,056	$36,212

Denominator:
Weighted average common shares outstanding	31,510,759	31,579,457	31,547,669	31,621,205
Dilutive effect of outstanding restricted stock units	77,782	87,354	102,097	113,794
Weighted average common shares outstanding, including all dilutive potential shares	31,588,541	31,666,811	31,649,766	31,734,999

Earnings per share - basic	$0.61	$0.57	$1.21	$1.05
Earnings per share - diluted	$0.61	$0.57	$1.21	$1.05

Adjusted earnings per share - basic	$0.63	$0.57	$1.24	$1.15
Adjusted earnings per share - diluted	$0.63	$0.57	$1.23	$1.14

Reconciliation of Non-GAAP Financial Measure —
Pre-Provision Net Revenue, Pre-Provision Net Revenue Less Charge-offs (Recoveries),
Adjusted Pre-Provision Net Revenue, and
Adjusted Pre-Provision Net Revenue Less Charge-offs (Recoveries)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Net interest income	$49,658	$47,028	$98,366	$93,716
Noninterest income	9,140	9,610	18,446	15,236
Noninterest expense	(31,914)	(30,509)	(63,849)	(61,777)
Pre-provision net revenue	26,884	26,129	52,963	47,175
Less: adjustments
Gains (losses) on closed branch premises	(50)	—	9	(635)
Realized gains (losses) on sales of securities	—	—	—	(3,382)
Mortgage servicing rights fair value adjustment	(751)	(97)	(1,059)	(17)
Total adjustments	(801)	(97)	(1,050)	(4,034)
Adjusted pre-provision net revenue	$27,685	$26,226	$54,013	$51,209

Pre-provision net revenue	$26,884	$26,129	$52,963	$47,175
Less: net charge-offs	1,047	686	1,476	479
Pre-provision net revenue less net charge-offs	$25,837	$25,443	$51,487	$46,696

Adjusted pre-provision net revenue	$27,685	$26,226	$54,013	$51,209
Less: net charge-offs	1,047	686	1,476	479
Adjusted pre-provision net revenue less net charge-offs	$26,638	$25,540	$52,537	$50,730

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Net interest income (tax-equivalent basis)
Net interest income	$49,658	$47,028	$98,366	$93,716
Tax-equivalent adjustment (1)	548	553	1,093	1,128
Net interest income (tax-equivalent basis) (1)	$50,206	$47,581	$99,459	$94,844

Net interest margin (tax-equivalent basis)
Net interest margin *	4.14%	3.95%	4.13%	3.95%
Tax-equivalent adjustment * (1)	0.05	0.05	0.05	0.04
Net interest margin (tax-equivalent basis) * (1)	4.19%	4.00%	4.18%	3.99%

Average interest-earning assets	$4,808,213	$4,785,558	$4,803,145	$4,775,505
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis) and Adjusted Efficiency Ratio (Tax-Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Total noninterest expense	$31,914	$30,509	$63,849	$61,777
Less: amortization of intangible assets	694	710	1,389	1,420
Noninterest expense excluding amortization of intangible assets	$31,220	$29,799	$62,460	$60,357

Net interest income	$49,658	$47,028	$98,366	$93,716
Total noninterest income	9,140	9,610	18,446	15,236
Operating revenue	58,798	56,638	116,812	108,952
Tax-equivalent adjustment (1)	548	553	1,093	1,128
Operating revenue (tax-equivalent basis) (1)	59,346	57,191	117,905	110,080
Less: adjustments to noninterest income
Gains (losses) on closed branch premises	(50)	—	9	(635)
Realized gains (losses) on sales of securities	—	—	—	(3,382)
Mortgage servicing rights fair value adjustment	(751)	(97)	(1,059)	(17)
Total adjustments to noninterest income	(801)	(97)	(1,050)	(4,034)
Adjusted operating revenue (tax-equivalent basis) (1)	60,147	57,288	$118,955	$114,114

Efficiency ratio	53.10%	52.61%	53.47%	55.40%
Efficiency ratio (tax-equivalent basis) (1)	52.61	52.10	52.97	54.83
Adjusted efficiency ratio (tax-equivalent basis) (1)	51.91	52.02	52.51	52.89
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	June 30, 2025	December 31, 2024

Tangible Common Equity
Total stockholders' equity	$580,897	$544,605
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	16,454	17,843
Tangible common equity	$504,623	$466,942

Tangible Assets
Total assets	$5,018,398	$5,032,902
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	16,454	17,843
Tangible assets	$4,942,124	$4,955,239

Total stockholders' equity to total assets	11.58%	10.82%
Tangible common equity to tangible assets	10.21	9.42

Shares of common stock outstanding	31,495,434	31,559,366

Book value per share	$18.44	$17.26
Tangible book value per share	16.02	14.80
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Average Tangible Common Equity
Total stockholders' equity	$572,505	$501,837	$563,659	$497,906
Less: Goodwill	59,820	59,820	59,820	59,820
Less: Intangible assets, net	16,782	19,605	17,130	19,970
Average tangible common equity	$495,903	$422,412	$486,709	$418,116

Net income	$19,230	$18,070	$38,305	$33,328
Adjusted net income	19,803	18,139	39,056	36,212

Return on average stockholders' equity *	13.47%	14.48%	13.70%	13.46%
Return on average tangible common equity *	15.55	17.21	15.87	16.03

Adjusted return on average stockholders' equity *	13.87%	14.54%	13.97%	14.63%
Adjusted return on average tangible common equity *	16.02	17.27	16.18	17.42
_________________________________________________
*    Annualized measure.

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	June 30, 2025	December 31, 2024

Core Deposits
Total deposits	$4,306,531	$4,318,254
Less: time deposits of $250,000 or more	203,334	202,196
Less: brokered deposits	—	—
Core deposits	$4,103,197	$4,116,058

Core deposits to total deposits	95.28%	95.32%

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
Deposit Betas
Deposit pricing changes are primarily driven by changes in the federal funds rate, with the relationship between deposit rates and federal funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated federal funds rate range over a specified period. During the most recent rising rate cycle, which was from the fourth quarter of 2021 through the second quarter of 2024, our cumulative deposit beta was 23.6%. Since the start of the current falling rate cycle, which began with the third quarter of 2024, our cumulative deposit beta has been 17.2%.
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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
June 30, 2025
+400	26.5%	5.2%	12.5%
+300	22.2	4.4	10.2
+200	16.3	3.6	7.7
+100	9.0	2.4	4.7
-100	(10.9)	(4.4)	(6.8)
-200	(22.4)	(5.4)	(10.7)
-300	(21.1)	(5.4)	(13.6)
-400	(14.8)	(5.0)	(14.4)

December 31, 2024
+400	22.0%	4.9%	11.3%
+300	18.3	3.9	9.0
+200	13.4	3.2	6.7
+100	7.3	2.0	3.8
-100	(9.1)	(4.2)	(6.2)
-200	(20.3)	(5.5)	(10.2)
-300	(22.1)	(5.7)	(14.0)
-400	(14.1)	(5.8)	(15.9)
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2025	135,997	$21.30	135,997	$12,103
May 1 - 31, 2025	—	—	—	12,103
June 1 - 30, 2025	—	—	—	12,103
Total	135,997	$21.30	135,997	$12,103
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

HBT FINANCIAL, INC.

August 1, 2025	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)