Form 10-Q
period 2025-09-30
HBT Financial, Inc.
filed 2025-10-31
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2025, there were 31,431,924 shares outstanding of the registrant’s common stock, $0.01 par value.

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
•the possibility that stockholders of CNB Bank Shares, Inc. ("CNBN") may not approve the merger agreement between HBT and CNBN with respect to the proposed merger transaction;
•the risk that a condition to closing of the proposed transaction may not be satisfied, that either party may terminate the merger agreement or that the closing of the proposed transaction might be delayed or not occur at all;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction;
•the diversion of management time on transaction-related issues;
•the ultimate timing, outcome and results of integrating the operations of CNBN into those of HBT;
•the effects of the merger in HBT’s future financial condition, results of operations, strategy and plans;
•regulatory approvals of the transaction;
•the effects of the current U.S. government shutdown, including the impact of prolonged closures or staffing reductions at government agencies effecting our business;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$21,767	$29,552
Interest-bearing deposits with banks	133,366	108,140
Cash and cash equivalents	155,133	137,692

Debt securities available-for-sale, at fair value	793,730	698,049
Debt securities held-to-maturity (fair value of $431,493 at 2025 and $445,186 at 2024)	466,565	499,858
Equity securities with readily determinable fair value	3,279	3,315
Equity securities with no readily determinable fair value	2,609	2,629
Restricted stock, at cost	4,979	5,086
Loans held for sale	1,432	1,586

Loans, before allowance for credit losses	3,400,029	3,466,146
Allowance for credit losses	(41,900)	(42,044)
Loans, net of allowance for credit losses	3,358,129	3,424,102

Bank owned life insurance	24,489	23,989
Bank premises and equipment, net	69,965	66,758
Bank premises held for sale	—	317
Foreclosed assets	1,007	367
Goodwill	59,820	59,820
Intangible assets, net	15,760	17,843
Mortgage servicing rights, at fair value	17,254	18,827
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	23,575	24,770
Other assets	35,687	46,280
Total assets	$5,035,027	$5,032,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,034,181	$1,046,405
Interest-bearing	3,313,006	3,271,849
Total deposits	4,347,187	4,318,254

Securities sold under agreements to repurchase	—	28,969
Federal Home Loan Bank advances	7,271	13,231
Subordinated notes	—	39,553
Junior subordinated debentures issued to capital trusts	52,894	52,849
Other liabilities	28,546	35,441
Total liabilities	4,435,898	4,488,297

COMMITMENTS AND CONTINGENCIES (Note 15)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,899,104 at 2025 and 32,827,039 at 2024; shares outstanding of 31,455,803 at 2025 and 31,559,366 at 2024	329	328
Surplus	297,992	297,297
Retained earnings	354,864	316,764
Accumulated other comprehensive income (loss)	(27,119)	(46,765)
Treasury stock at cost, 1,443,301 shares at 2025 and 1,267,673 at 2024	(26,937)	(23,019)
Total stockholders’ equity	599,129	544,605
Total liabilities and stockholders’ equity	$5,035,027	$5,032,902
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$52,818	$53,650	$159,343	$157,753
Federally tax exempt	1,245	1,133	3,628	3,324
Debt securities:
Taxable	8,320	6,453	22,690	18,972
Federally tax exempt	459	502	1,385	1,620
Interest-bearing deposits in bank	1,350	2,230	3,959	6,752
Other interest and dividend income	144	149	388	481
Total interest and dividend income	64,336	64,117	191,393	188,902

INTEREST EXPENSE
Deposits	12,995	14,649	38,769	42,375
Securities sold under agreements to repurchase	—	134	22	415
Borrowings	31	119	170	365
Subordinated notes	387	470	1,326	1,409
Junior subordinated debentures issued to capital trusts	937	1,012	2,754	2,889
Total interest expense	14,350	16,384	43,041	47,453
Net interest income	49,986	47,733	148,352	141,449
PROVISION FOR CREDIT LOSSES	596	603	1,698	2,306
Net interest income after provision for credit losses	49,390	47,130	146,654	139,143

NONINTEREST INCOME
Card income	2,732	2,753	8,077	8,254
Wealth management fees	3,122	2,670	8,789	7,840
Service charges on deposit accounts	2,093	2,081	5,952	5,852
Mortgage servicing	1,019	1,113	3,051	3,279
Mortgage servicing rights fair value adjustment	(514)	(1,488)	(1,573)	(1,505)
Gains on sale of mortgage loans	390	461	1,101	1,202
Realized gains (losses) on sales of securities	(49)	—	(49)	(3,382)
Unrealized gains (losses) on equity securities	(67)	136	(36)	24
Gains (losses) on foreclosed assets	148	(44)	175	15
Gains (losses) on other assets	(14)	(2)	(88)	(637)
Income on bank owned life insurance	169	170	500	500
Other noninterest income	820	855	2,396	2,499
Total noninterest income	9,849	8,705	28,295	23,941

NONINTEREST EXPENSE
Salaries	16,351	16,325	49,856	49,346
Employee benefits	3,314	2,997	10,179	8,662
Occupancy of bank premises	2,826	2,695	7,922	7,520
Furniture and equipment	737	446	1,757	1,544
Data processing	2,791	2,640	8,195	8,171
Marketing and customer relations	1,035	1,380	3,199	3,372
Amortization of intangible assets	694	710	2,083	2,130
Loss on extinguishment of debt	391	—	391	—
FDIC insurance	561	572	1,674	1,697
Loan collection and servicing	264	476	1,007	1,403
Foreclosed assets	62	19	134	78
Other noninterest expense	3,482	3,062	9,960	9,176
Total noninterest expense	32,508	31,322	96,357	93,099
INCOME BEFORE INCOME TAX EXPENSE	26,731	24,513	78,592	69,985
INCOME TAX EXPENSE	6,966	6,333	20,522	18,477
NET INCOME	$19,765	$18,180	$58,070	$51,508

EARNINGS PER SHARE - BASIC	$0.63	$0.58	$1.84	$1.63
EARNINGS PER SHARE - DILUTED	$0.63	$0.57	$1.84	$1.62
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,481,135	31,559,366	31,525,247	31,600,442
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

NET INCOME	$19,765	$18,180	$58,070	$51,508

OTHER COMPREHENSIVE INCOME
Unrealized gains on debt securities available-for-sale	7,239	21,334	25,393	20,603
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	49	—	49	3,382
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	518	506	1,514	1,495
Unrealized gains (losses) on derivative instruments	—	(24)	—	54
Reclassification adjustment for net settlements on derivative instruments	—	(55)	(38)	(305)
Total other comprehensive income, before tax	7,806	21,761	26,918	25,229
Income tax expense	2,186	6,094	7,272	7,055
Total other comprehensive income	5,620	15,667	19,646	18,174
TOTAL COMPREHENSIVE INCOME	$25,385	$33,847	$77,716	$69,682
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, June 30, 2025	31,495,434	$329	$297,479	$341,750	$(32,739)	$(25,922)	$580,897
Net income	—	—	—	19,765	—	—	19,765
Other comprehensive income	—	—	—	—	5,620	—	5,620
Stock-based compensation	—	—	513	—	—	—	513
Repurchase of common stock	(39,631)	—	—	—	—	(1,015)	(1,015)
Cash dividends and dividend equivalents ($0.21 per share)	—	—	—	(6,651)	—	—	(6,651)
Balance, September 30, 2025	31,455,803	$329	$297,992	$354,864	$(27,119)	$(26,937)	$599,129

Balance, June 30, 2024	31,559,366	$328	$296,430	$290,386	$(54,656)	$(23,019)	$509,469
Net income	—	—	—	18,180	—	—	18,180
Other comprehensive income	—	—	—	—	15,667	—	15,667
Stock-based compensation	—	—	380	—	—	—	380
Cash dividends and dividend equivalents ($0.19 per share)	—	—	—	(6,034)	—	—	(6,034)
Balance, September 30, 2024	31,559,366	$328	$296,810	$302,532	$(38,989)	$(23,019)	$537,662
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2024	31,559,366	$328	$297,297	$316,764	$(46,765)	$(23,019)	$544,605
Net income	—	—	—	58,070	—	—	58,070
Other comprehensive income	—	—	—	—	19,646	—	19,646
Stock-based compensation	—	—	1,387	—	—	—	1,387
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	72,065	1	(692)	—	—	—	(691)
Repurchase of common stock	(175,628)	—	—	—	—	(3,918)	(3,918)
Cash dividends and dividend equivalents ($0.63 per share)	—	—	—	(19,970)	—	—	(19,970)
Balance, September 30, 2025	31,455,803	$329	$297,992	$354,864	$(27,119)	$(26,937)	$599,129

Balance, December 31, 2023	31,695,828	$327	$295,877	$269,051	$(57,163)	$(18,596)	$489,496
Cumulative effect of change in accounting principle (ASU 2023-02)	—	—	—	116	—	—	116
Net income	—	—	—	51,508	—	—	51,508
Other comprehensive income	—	—	—	—	18,174	—	18,174
Stock-based compensation	—	—	1,265	—	—	—	1,265
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	96,341	1	(332)	—	—	—	(331)
Repurchase of common stock	(232,803)	—	—	—	—	(4,423)	(4,423)
Cash dividends and dividend equivalents ($0.57 per share)	—	—	—	(18,143)	—	—	(18,143)
Balance, September 30, 2024	31,559,366	$328	$296,810	$302,532	$(38,989)	$(23,019)	$537,662
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,070	$51,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,347	2,207
Provision for credit losses	1,698	2,306
Net amortization of debt securities	1,859	2,886
Deferred income tax expense	725	361
Stock-based compensation	1,387	1,265
Net accretion of discount and deferred loan fees on loans	(5,473)	(5,497)
Net realized loss on sales of securities	49	3,382
Net unrealized loss (gain) on equity securities	36	(24)
Net loss on disposals of bank premises and equipment	90	57
Net gain on sales of bank premises held for sale	(52)	—
Impairment losses on bank premises held for sale	50	580
Net gain on sales of foreclosed assets	(224)	(105)
Write-down of foreclosed assets	49	90
Amortization of intangibles	2,083	2,130
Decrease in fair value of mortgage servicing rights	1,573	1,505
Net loss on extinguishment of subordinated debt	391	—
Amortization of discount and issuance costs on subordinated notes and debentures	101	104
Amortization of discount on Federal Home Loan Bank advances	128	305
Amortization of premium on time deposits	—	(86)
Mortgage loans originated for sale	(36,348)	(46,706)
Proceeds from sale of mortgage loans	37,603	47,267
Net gain on sale of mortgage loans	(1,101)	(1,202)
Increase in cash surrender value of bank owned life insurance	(500)	(500)
Decrease in accrued interest receivable	1,195	374
Decrease in other assets	219	5,003
Increase (decrease) in other liabilities	(4,788)	4,879
Net cash provided by operating activities	61,167	72,089
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	—	520
Purchase of interest-bearing time deposits with banks	—	(11)
Proceeds from sales of debt securities	1,276	66,812
Proceeds from sales and redemptions of equity securities	54	58
Proceeds from paydowns, maturities, and calls of debt securities	128,291	85,208
Purchase of debt securities	(166,907)	(67,286)
Purchase of equity securities	(34)	(171)
Purchase of loans	(9,782)	(4,448)
Net decrease in loans	78,157	42,815
Proceeds from redemption of restricted stock	107	2,074
Purchases of bank premises and equipment	(5,657)	(3,930)
Proceeds from sales of bank premises and equipment	13	—
Proceeds from sales of bank premises held for sale	319	—
Proceeds from sales of foreclosed assets	1,140	1,143
Net cash provided by investing activities	26,977	122,784

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	28,933	(120,651)
Net decrease in repurchase agreements	(28,969)	(13,413)
Proceeds from long-term Federal Home Loan Bank advances	1,800	907
Repayment of long-term Federal Home Loan Bank advances	(7,888)	(400)
Repayment of subordinated notes	(40,000)	—
Taxes paid related to the vesting of restricted stock units	(691)	(331)
Repurchase of common stock	(3,918)	(4,423)
Cash dividends and dividend equivalents paid	(19,970)	(18,143)
Net cash used in financing activities	(70,703)	(156,454)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,441	38,419
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,692	141,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155,133	$179,671

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$44,191	$47,745
Net cash paid for income taxes	$21,040	$17,326

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$1,605	$652
Transfers of bank premises and equipment to bank premises held for sale	$—	$317
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
Recent Legislation
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. This legislation is not expected to have a material impact on the Company's consolidated results of operations or financial position.

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
NOTE 2 – BUSINESS COMBINATIONS
CNB Bank Shares, Inc.
On October 20, 2025, HBT Financial and CNB Bank Shares, Inc. ("CNBN"), the holding company for CNB Bank & Trust, N.A. ("CNB Bank"), jointly announced the signing of a merger agreement pursuant to which HBT Financial will acquire CNBN and CNB Bank. The combined company will have increased density in the central Illinois, Chicago MSA, and St. Louis MSA markets.
Under the terms of the merger agreement, total consideration consists of approximately 5.5 million shares of HBT Financial's common stock and $33.8 million in cash. CNBN shareholders may elect to receive either (i) 1.0434 shares of HBT Financial's common stock for each share of CNBN, or (ii) $27.73 per share in cash, or (iii) a combination of cash and stock consideration, subject to adjustment and to the election and proration provisions in the merger agreement. Upon closing the transaction, shareholders of CNBN are expected to hold approximately 15% of HBT Financial's outstanding common stock.
The transaction is expected to close in the first quarter of 2026, subject to customary closing conditions, approval of CNBN shareholders, and regulatory approvals. There were no significant acquisition expenses related to the planned acquisition of CNBN during the three and nine months ended September 30, 2025 and 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	September 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$99,759	$—	$(4,946)	$—	$94,813
U.S. government agency	51,930	147	(1,334)	—	50,743
Municipal	149,723	165	(13,436)	—	136,452
Mortgage-backed:
Agency residential	324,957	3,099	(8,410)	—	319,646
Agency commercial	133,797	53	(8,143)	—	125,707
Corporate	67,565	642	(1,838)	—	66,369
Total available-for-sale	$827,731	$4,106	$(38,107)	$—	$793,730

	September 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,489	$—	$(5,340)	$83,149	$—
Municipal	30,599	389	(83)	30,905	—
Mortgage-backed:
Agency residential	78,233	11	(3,030)	75,214	—
Agency commercial	269,244	23	(27,042)	242,225	—
Total held-to-maturity	$466,565	$423	$(35,495)	$431,493	$—

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
As of September 30, 2025 and December 31, 2024, the Bank had debt securities with a carrying value of $515.6 million and $468.8 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of September 30, 2025, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$36,083	$35,875	$7,998	$7,895
Due after 1 year through 5 years	181,704	172,003	54,356	52,911
Due after 5 years through 10 years	127,320	118,397	54,797	51,375
Due after 10 years	23,870	22,102	1,937	1,873

Mortgage-backed:
Agency residential	324,957	319,646	78,233	75,214
Agency commercial	133,797	125,707	269,244	242,225
Total	$827,731	$793,730	$466,565	$431,493

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of September 30, 2025 and December 31, 2024, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	September 30, 2025
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(4,946)	$94,813	$(4,946)	$94,813
U.S. government agency	(20)	2,953	(1,314)	40,068	(1,334)	43,021
Municipal	(42)	2,010	(13,394)	127,231	(13,436)	129,241
Mortgage-backed:
Agency residential	(170)	20,124	(8,240)	124,013	(8,410)	144,137
Agency commercial	(158)	14,114	(7,985)	105,305	(8,143)	119,419
Corporate	(14)	3,804	(1,824)	27,152	(1,838)	30,956
Total available-for-sale	$(404)	$43,005	$(37,703)	$518,582	$(38,107)	$561,587

	December 31, 2024
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(8,545)	$111,145	$(8,545)	$111,145
U.S. government agency	(141)	7,594	(2,403)	45,604	(2,544)	53,198
Municipal	(8)	2,634	(19,476)	127,776	(19,484)	130,410
Mortgage-backed:
Agency residential	(2,041)	81,055	(12,186)	129,178	(14,227)	210,233
Agency commercial	(125)	3,327	(12,020)	112,118	(12,145)	115,445
Corporate	(4)	1,996	(2,906)	43,064	(2,910)	45,060
Total available-for-sale	$(2,319)	$96,606	$(57,536)	$568,885	$(59,855)	$665,491
As of September 30, 2025, there were 564 debt securities in an unrealized loss position for a period of twelve months or more, and 28 debt securities in an unrealized loss position for a period of less than twelve months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Municipal securities include general obligation bonds which have a very low historical default rate due to issuers generally having taxing authority to service the debt and represent approximately 76% of the total fair value of our municipal securities portfolio as of September 30, 2025. The remainder of the municipal securities are also of high credit quality with ratings of Aa3/AA- or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in municipal securities were considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
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
As of September 30, 2025, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $5.3 million and $5.1 million as of September 30, 2025 and December 31, 2024, respectively.
Sales of debt securities were as follows during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Proceeds from sales	$1,276	$—	$1,276	$66,812
Gross realized gains	—	—	—	—
Gross realized losses	(49)	—	(49)	(3,382)

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	September 30, 2025
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,978
Cumulative net unrealized gains (losses)	155	(369)
Carrying value	$3,279	$2,609

	December 31, 2024
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,998
Cumulative net unrealized gains (losses)	191	(369)
Carrying value	$3,315	$2,629
As of September 30, 2025 and December 31, 2024, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Readily determinable fair value	$(67)	$136	$(36)	$24
No readily determinable fair value	—	—	—	—
Unrealized gains (losses) on equity securities	$(67)	$136	$(36)	$24

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024

Commercial and industrial	$395,859	$428,389
Commercial real estate - owner occupied	312,192	322,316
Commercial real estate - non-owner occupied	931,723	899,565
Construction and land development	269,924	374,657
Multi-family	514,801	431,524
One-to-four family residential	443,215	463,968
Agricultural and farmland	280,309	293,375
Municipal, consumer, and other	252,006	252,352
Loans, before allowance for credit losses	3,400,029	3,466,146
Allowance for credit losses	(41,900)	(42,044)
Loans, net of allowance for credit losses	$3,358,129	$3,424,102
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
At September 30, 2025, the economic forecast used by management anticipates a mild slowdown for the fourth quarter of 2025 followed by a gradual increase in economic activity over the remainder of the four quarter forecast period. The forecast has the unemployment rate increasing slightly during the fourth quarter of 2025 then decreasing slightly in 2026, while gross domestic product ("GDP") growth slows during the fourth quarter of 2025 and then increases in 2026. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses:

	Three Months Ended September 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$6,310	$3,311	$11,635	$3,450	$4,554	$3,677	$1,558	$7,164	$41,659
Provision for credit losses	110	342	212	(604)	272	(117)	(151)	311	375
Charge-offs	(398)	(114)	—	—	—	(31)	(15)	(165)	(723)
Recoveries	459	3	—	—	—	57	11	59	589
Ending balance	$6,481	$3,542	$11,847	$2,846	$4,826	$3,586	$1,403	$7,369	$41,900

	Three Months Ended September 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$4,761	$2,191	$9,816	$6,155	$3,712	$4,785	$1,059	$8,327	$40,806
Provision for credit losses	980	36	(598)	423	78	26	226	(425)	746
Charge-offs	(734)	(6)	—	—	—	(125)	—	(236)	(1,101)
Recoveries	27	10	329	—	—	44	2	103	515
Ending balance	$5,034	$2,231	$9,547	$6,578	$3,790	$4,730	$1,287	$7,769	$40,966

	Nine Months Ended September 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044
Provision for credit losses	2,002	514	140	(1,452)	538	82	190	(548)	1,466
Charge-offs	(1,442)	(115)	—	(8)	(43)	(548)	(24)	(460)	(2,640)
Recoveries	564	36	—	4	—	144	67	215	1,030
Ending balance	$6,481	$3,542	$11,847	$2,846	$4,826	$3,586	$1,403	$7,369	$41,900

	Nine Months Ended September 30, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$4,980	$2,272	$7,714	$5,998	$3,837	$5,204	$975	$9,068	$40,048
Provision for credit losses	1,219	(49)	1,247	578	141	(470)	302	(985)	1,983
Charge-offs	(1,242)	(6)	—	—	(188)	(200)	—	(562)	(2,198)
Recoveries	77	14	586	2	—	196	10	248	1,133
Ending balance	$5,034	$2,231	$9,547	$6,578	$3,790	$4,730	$1,287	$7,769	$40,966

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three months ended September 30, 2025 and 2024.

	Gross Charge-Offs for the Three Months Ended September 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$12	$1	$172	$189	$—	$—	$24	$—	$398
Commercial real estate - owner occupied	—	—	114	—	—	—	—	—	114
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	31	—	—	—	—	31
Agricultural and farmland	—	—	—	—	—	—	15	—	15
Municipal, consumer, and other	86	5	—	—	—	—	74	—	165
Total	$98	$6	$286	$220	$—	$—	$113	$—	$723

	Gross Charge-Offs for the Three Months Ended September 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$734	$—	$—	$—	$—	$—	$—	$734
Commercial real estate - owner occupied	6	—	—	—	—	—	—	—	6
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	1	—	—	124	—	—	125
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	154	3	5	—	—	—	74	—	236
Total	$160	$737	$6	$—	$—	$124	$74	$—	$1,101

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the nine months ended September 30, 2025 and 2024.

	Gross Charge-Offs for the Nine Months Ended September 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$12	$1	$696	$195	$46	$—	$492	$—	$1,442
Commercial real estate - owner occupied	—	—	114	—	1	—	—	—	115
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	2	—	2	—	4	—	—	8
Multi-family	—	43	—	—	—	—	—	—	43
One-to-four family residential	—	20	—	45	—	480	3	—	548
Agricultural and farmland	—	9	—	—	—	—	15	—	24
Municipal, consumer, and other	242	71	2	—	—	—	145	—	460
Total	$254	$146	$812	$242	$47	$484	$655	$—	$2,640

	Gross Charge-Offs for the Nine Months Ended September 30, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$1,063	$75	$—	$—	$11	$93	$—	$1,242
Commercial real estate - owner occupied	6	—	—	—	—	—	—	—	6
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	188	—	—	—	—	188
One-to-four family residential	—	—	8	13	4	131	44	—	200
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	282	59	11	—	—	—	210	—	562
Total	$288	$1,122	$94	$201	$4	$142	$347	$—	$2,198

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	September 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$393,876	$310,943	$919,019	$269,924	$514,763	$440,058	$279,140	$238,180	$3,365,903
Individually evaluated for impairment	1,983	1,249	12,704	—	38	3,157	1,169	13,826	34,126
Total	$395,859	$312,192	$931,723	$269,924	$514,801	$443,215	$280,309	$252,006	$3,400,029

Allowance for credit losses:
Collectively evaluated for impairment	$5,875	$3,239	$11,401	$2,846	$4,788	$3,586	$1,403	$5,800	$38,938
Individually evaluated for impairment	606	303	446	—	38	—	—	1,569	2,962
Total	$6,481	$3,542	$11,847	$2,846	$4,826	$3,586	$1,403	$7,369	$41,900

	December 31, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,737	$322,159	$884,832	$374,408	$431,432	$459,790	$293,240	$241,765	$3,435,363
Individually evaluated for impairment	652	157	14,733	249	92	4,178	135	10,587	30,783
Total	$428,389	$322,316	$899,565	$374,657	$431,524	$463,968	$293,375	$252,352	$3,466,146

Allowance for credit losses:
Collectively evaluated for impairment	$5,344	$3,107	$11,201	$4,269	$4,239	$3,747	$1,170	$5,901	$38,978
Individually evaluated for impairment	13	—	506	33	92	161	—	2,261	3,066
Total	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	September 30, 2025
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$530	$1,453	$1,983	$606
Commercial real estate - owner occupied	1,249	—	—	1,249	303
Commercial real estate - non-owner occupied	12,704	—	—	12,704	446
Construction and land development	—	—	—	—	—
Multi-family	38	—	—	38	38
One-to-four family residential	3,157	—	—	3,157	—
Agricultural and farmland	736	—	433	1,169	—
Municipal, consumer, and other	9,882	—	3,944	13,826	1,569
Total	$27,766	$530	$5,830	$34,126	$2,962

	December 31, 2024
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$627	$25	$652	$13
Commercial real estate - owner occupied	157	—	—	157	—
Commercial real estate - non-owner occupied	14,733	—	—	14,733	506
Construction and land development	249	—	—	249	33
Multi-family	92	—	—	92	92
One-to-four family residential	4,178	—	—	4,178	161
Agricultural and farmland	—	—	135	135	—
Municipal, consumer, and other	10,569	5	13	10,587	2,261
Total	$29,978	$632	$173	$30,783	$3,066
Accrued interest on loans is excluded from the estimate of credit losses and totaled $18.1 million and $19.6 million as of September 30, 2025 and December 31, 2024, respectively.

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
The following tables present loans by category based on current payment and accrual status:

	September 30, 2025
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$393,129	$747	$—	$1,983	$395,859
Commercial real estate - owner occupied	309,156	1,787	—	1,249	312,192
Commercial real estate - non-owner occupied	931,380	311	—	32	931,723
Construction and land development	269,924	—	—	—	269,924
Multi-family	514,763	—	—	38	514,801
One-to-four family residential	439,260	798	—	3,157	443,215
Agricultural and farmland	279,066	74	—	1,169	280,309
Municipal, consumer, and other	251,837	155	5	9	252,006
Total	$3,388,515	$3,872	$5	$7,637	$3,400,029

	December 31, 2024
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$425,859	$1,878	$—	$652	$428,389
Commercial real estate - owner occupied	321,805	354	—	157	322,316
Commercial real estate - non-owner occupied	897,445	299	—	1,821	899,565
Construction and land development	373,933	475	—	249	374,657
Multi-family	431,432	—	—	92	431,524
One-to-four family residential	459,069	721	—	4,178	463,968
Agricultural and farmland	293,231	9	—	135	293,375
Municipal, consumer, and other	251,798	182	4	368	252,352
Total	$3,454,572	$3,918	$4	$7,652	$3,466,146

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	September 30, 2025
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$1,200	$783	$1,983
Commercial real estate - owner occupied	454	795	1,249
Commercial real estate - non-owner occupied	—	32	32
Construction and land development	—	—	—
Multi-family	38	—	38
One-to-four family residential	—	3,157	3,157
Agricultural and farmland	—	1,169	1,169
Municipal, consumer, and other	—	9	9
Total	$1,692	$5,945	$7,637

	December 31, 2024
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$185	$467	$652
Commercial real estate - owner occupied	—	157	157
Commercial real estate - non-owner occupied	—	1,821	1,821
Construction and land development	216	33	249
Multi-family	92	—	92
One-to-four family residential	654	3,524	4,178
Agricultural and farmland	—	135	135
Municipal, consumer, and other	—	368	368
Total	$1,147	$6,505	$7,652

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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as doubtful as of September 30, 2025 and December 31, 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	September 30, 2025
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$364,841	$21,376	$4,117	$5,525	$395,859
Commercial real estate - owner occupied	286,103	14,718	4,112	7,259	312,192
Commercial real estate - non-owner occupied	876,934	26,999	268	27,522	931,723
Construction and land development	259,875	1,243	—	8,806	269,924
Multi-family	514,164	599	—	38	514,801
One-to-four family residential	429,459	6,689	912	6,155	443,215
Agricultural and farmland	246,433	17,245	5,681	10,950	280,309
Municipal, consumer, and other	237,305	863	—	13,838	252,006
Total	$3,215,114	$89,732	$15,090	$80,093	$3,400,029

	December 31, 2024
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$404,779	$16,429	$1,957	$5,224	$428,389
Commercial real estate - owner occupied	297,150	14,969	2,713	7,484	322,316
Commercial real estate - non-owner occupied	843,487	21,594	—	34,484	899,565
Construction and land development	351,657	1,376	20,847	777	374,657
Multi-family	411,842	3,855	15,735	92	431,524
One-to-four family residential	448,869	6,641	710	7,748	463,968
Agricultural and farmland	269,926	18,154	521	4,774	293,375
Municipal, consumer, and other	236,686	929	4,107	10,630	252,352
Total	$3,264,396	$83,947	$46,590	$71,213	$3,466,146

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of September 30, 2025:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Commercial and industrial
Pass	$39,870	$51,810	$43,806	$35,614	$8,797	$17,320	$165,297	$2,327	$364,841
Pass-Watch	460	153	1,250	190	890	174	17,914	345	21,376
Special Mention	—	—	—	—	—	—	4,117	—	4,117
Substandard	226	506	939	1,137	130	722	503	1,362	5,525
Total	$40,556	$52,469	$45,995	$36,941	$9,817	$18,216	$187,831	$4,034	$395,859

Commercial real estate - owner occupied
Pass	$39,894	$58,444	$22,452	$47,997	$45,191	$61,428	$10,146	$551	$286,103
Pass-Watch	272	1,483	204	2,308	1,909	1,275	7,267	—	14,718
Special Mention	—	1,732	—	1,164	—	—	1,216	—	4,112
Substandard	2,085	782	260	782	1,146	716	1,423	65	7,259
Total	$42,251	$62,441	$22,916	$52,251	$48,246	$63,419	$20,052	$616	$312,192

Commercial real estate - non-owner occupied
Pass	$156,569	$84,892	$99,663	$198,497	$210,085	$103,551	$22,241	$1,436	$876,934
Pass-Watch	8,513	321	400	1,706	2,920	12,511	628	—	26,999
Special Mention	—	—	—	—	268	—	—	—	268
Substandard	19,891	5,441	198	—	—	1,992	—	—	27,522
Total	$184,973	$90,654	$100,261	$200,203	$213,273	$118,054	$22,869	$1,436	$931,723

Construction and land development
Pass	$123,346	$84,892	$24,951	$1,501	$12,922	$1,032	$10,996	$235	$259,875
Pass-Watch	18	246	—	—	—	16	963	—	1,243
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8,756	—	50	—	—	8,806
Total	$123,364	$85,138	$24,951	$10,257	$12,922	$1,098	$11,959	$235	$269,924

Multi-family
Pass	$82,488	$78,820	$91,823	$106,536	$81,973	$70,177	$1,298	$1,049	$514,164
Pass-Watch	—	—	17	—	582	—	—	—	599
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	38	—	—	—	—	—	—	38
Total	$82,488	$78,858	$91,840	$106,536	$82,555	$70,177	$1,298	$1,049	$514,801

One-to-four family residential
Pass	$56,482	$28,649	$69,499	$70,458	$60,668	$77,874	$58,881	$6,948	$429,459
Pass-Watch	112	290	1,377	899	1,036	2,437	268	270	6,689
Special Mention	—	—	—	912	—	—	—	—	912
Substandard	386	107	393	358	326	4,340	22	223	6,155
Total	$56,980	$29,046	$71,269	$72,627	$62,030	$84,651	$59,171	$7,441	$443,215

Agricultural and farmland
Pass	$38,434	$29,295	$28,591	$17,037	$25,846	$21,475	$84,074	$1,681	$246,433
Pass-Watch	2,384	538	1,157	3,232	975	806	7,057	1,096	17,245
Special Mention	1,811	—	1,655	—	5	—	2,210	—	5,681
Substandard	1,328	330	677	1,819	905	3,094	2,157	640	10,950
Total	$43,957	$30,163	$32,080	$22,088	$27,731	$25,375	$95,498	$3,417	$280,309

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Municipal, consumer, and other
Pass	$57,421	$21,035	$17,860	$18,005	$22,598	$45,837	$54,549	$—	$237,305
Pass-Watch	18	98	9	—	1	735	2	—	863
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	4	3	3	3	7	13,817	1	—	13,838
Total	$57,443	$21,136	$17,872	$18,008	$22,606	$60,389	$54,552	$—	$252,006

Total by risk rating
Pass	$594,504	$437,837	$398,645	$495,645	$468,080	$398,694	$407,482	$14,227	$3,215,114
Pass-Watch	11,777	3,129	4,414	8,335	8,313	17,954	34,099	1,711	89,732
Special Mention	1,811	1,732	1,655	2,076	273	—	7,543	—	15,090
Substandard	23,920	7,207	2,470	12,855	2,514	24,731	4,106	2,290	80,093
Total	$632,012	$449,905	$407,184	$518,911	$479,180	$441,379	$453,230	$18,228	$3,400,029

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
Modifications
There were no loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, modified loans totaled $0.5 million and $0.5 million, respectively, and were current and performing in accordance with the modified terms.
Pledged Loans
As of September 30, 2025 and December 31, 2024, the Company pledged loans totaling $1.89 billion and $1.91 billion, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.45 billion and $1.55 billion as of September 30, 2025 and December 31, 2024, respectively. Activity in mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Beginning balance	$17,768	$18,984	$18,827	$19,001
Capitalized servicing rights	163	198	442	538
Fair value adjustments attributable to payments and principal reductions	(558)	(598)	(1,579)	(1,569)
Fair value adjustments attributable to changes in valuation inputs and assumptions	(119)	(1,088)	(436)	(474)
Ending balance	$17,254	$17,496	$17,254	$17,496

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Beginning balance	$890	$320	$367	$852
Transfers from loans	640	278	1,605	652
Proceeds from sales	(671)	(178)	(1,140)	(1,143)
Net gain on sales	183	10	224	105
Direct write-downs	(35)	(54)	(49)	(90)
Ending balance	$1,007	$376	$1,007	$376
Gains (losses) on foreclosed assets included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Direct write-downs	$(35)	$(54)	$(49)	$(90)
Net gain on sales	183	10	224	105
Gains (losses) on foreclosed assets	$148	$(44)	$175	$15
As of September 30, 2025 and December 31, 2024, the carrying value of foreclosed one-to-four family residential real estate properties held was $0.7 million and $0.3 million, respectively. As of September 30, 2025, there were 3 one-to-four family residential real estate loans in the process of foreclosure totaling $0.4 million. As of December 31, 2024, there were 19 one-to-four family residential real estate loans in the process of foreclosure totaling $1.8 million.
NOTE 7 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	September 30, 2025	December 31, 2024

Noninterest-bearing deposits	$1,034,181	$1,046,405
Interest-bearing deposits:
Interest-bearing demand	1,102,815	1,099,061
Money market	883,327	820,825
Savings	562,149	566,533
Time	764,715	785,430
Total interest-bearing deposits	3,313,006	3,271,849
Total deposits	$4,347,187	$4,318,254
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $315.4 million and $229.4 million as of September 30, 2025 and December 31, 2024, respectively. There were no brokered deposits as of September 30, 2025 and December 31, 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $200.1 million and $202.2 million as of September 30, 2025 and December 31, 2024, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $443.9 million and $455.2 million as of September 30, 2025 and December 31, 2024, respectively.
The components of interest expense on deposits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Interest-bearing demand	$1,676	$1,408	$4,698	$4,148
Money market	4,638	4,726	13,498	14,193
Savings	399	396	1,143	1,232
Time	6,282	7,702	19,430	20,744
Brokered	—	417	—	2,058
Total interest expense on deposits	$12,995	$14,649	$38,769	$42,375
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
The interest rate swap agreement designated as a cash flow hedge was as follows:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$—	$—	$7,000	$38
The interest rate swap agreement matured in April 2025. The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)		Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$—	$55	$38	$305

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$6,382	$103	$—	$—
Interest rate swaps with a financial institution counterparty	74,224	3,073	79,416	5,515
Total fair value recorded in other assets	$80,606	$3,176	$79,416	$5,515

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$74,224	$(3,073)	$79,416	$(5,515)
Interest rate swaps with a financial institution counterparty	6,382	(103)	—	—
Total fair value recorded in other liabilities	$80,606	$(3,176)	$79,416	$(5,515)
As of September 30, 2025, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2040.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Not designated as hedging instruments:
Gross gains	$867	$5,554	$3,852	$8,375
Gross losses	(867)	(5,554)	(3,852)	(8,375)
Net gains (losses)	$—	$—	$—	$—

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

(dollars in thousands)	September 30, 2025	December 31, 2024

Risk participation agreements sold
Number of risk participation agreements	1	1
Notional amount	$5,268	$5,268
Fair value	(10)	(10)
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended September 30, 2025
Balance, June 30, 2025	$(26,336)	$(6,403)	$—	$(32,739)
Other comprehensive income before reclassifications	7,239	—	—	7,239
Reclassifications	49	518	—	567
Other comprehensive income, before tax	7,288	518	—	7,806
Income tax expense	2,042	144	—	2,186
Other comprehensive income, after tax	5,246	374	—	5,620
Balance, September 30, 2025	$(21,090)	$(6,029)	$—	$(27,119)

Three Months Ended September 30, 2024
Balance, June 30, 2024	$(46,658)	$(7,841)	$(157)	$(54,656)
Other comprehensive income (loss) before reclassifications	21,334	—	(24)	21,310
Reclassifications	—	506	(55)	451
Other comprehensive income (loss), before tax	21,334	506	(79)	21,761
Income tax expense (benefit)	5,974	142	(22)	6,094
Other comprehensive income (loss), after tax	15,360	364	(57)	15,667
Balance, September 30, 2024	$(31,298)	$(7,477)	$(214)	$(38,989)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Nine Months Ended September 30, 2025
Balance, December 31, 2024	$(39,408)	$(7,119)	$(238)	$(46,765)
Other comprehensive income before reclassifications	25,393	—	—	25,393
Reclassifications	49	1,514	(38)	1,525
Other comprehensive income (loss), before tax	25,442	1,514	(38)	26,918
Income tax expense (benefit)	7,124	424	(276)	7,272
Other comprehensive income, after tax	18,318	1,090	238	19,646
Balance, September 30, 2025	$(21,090)	$(6,029)	$—	$(27,119)

Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(48,579)	$(8,549)	$(35)	$(57,163)
Other comprehensive income before reclassifications	20,603	—	54	20,657
Reclassifications	3,382	1,495	(305)	4,572
Other comprehensive income (loss), before tax	23,985	1,495	(251)	25,229
Income tax expense (benefit)	6,704	423	(72)	7,055
Other comprehensive income (loss), after tax	17,281	1,072	(179)	18,174
Balance, September 30, 2024	$(31,298)	$(7,477)	$(214)	$(38,989)
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Numerator:
Net income	$19,765	$18,180	$58,070	$51,508

Denominator:
Weighted average common shares outstanding	31,481,135	31,559,366	31,525,247	31,600,442
Dilutive effect of outstanding restricted stock units	106,800	118,180	103,682	115,266
Weighted average common shares outstanding, including all dilutive potential shares	31,587,935	31,677,546	31,628,929	31,715,708

Earnings per share - basic	$0.63	$0.58	$1.84	$1.63
Earnings per share - diluted	$0.63	$0.57	$1.84	$1.62
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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Restricted stock units	$310	$263	$888	$798
Performance restricted stock units	203	117	499	467
Total awards classified as equity	513	380	1,387	1,265
Stock appreciation rights	(2)	64	136	5
Total stock-based compensation expense	$511	$444	$1,523	$1,270

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
During the nine months ended September 30, 2025 and 2024, the total grant date fair value of the restricted stock units granted was $1.1 million and $1.0 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2025 and 2024 was $1.4 million and $1.4 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended September 30,
	2025		2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	94,947	$22.20	108,865	$19.71
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	(131)	19.06
Ending balance	94,947	$22.20	108,734	$19.71

	Nine Months Ended September 30,
	2025		2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	108,603	$19.71	128,159	$19.56
Granted	43,397	25.00	51,246	19.06
Vested	(56,922)	19.59	(70,540)	18.96
Forfeited	(131)	19.06	(131)	19.06
Ending balance	94,947	$22.20	108,734	$19.71
As of September 30, 2025, unrecognized compensation cost related to the non-vested restricted stock units was $1.1 million. This cost is expected to be recognized over the weighted average remaining service period of 1.5 years.

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
During the nine months ended September 30, 2025 and 2024, the total fair value of the performance restricted stock units granted was $0.4 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the nine months ended September 30, 2025 and 2024 was $1.1 million and $0.8 million, respectively.
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

	Nine Months Ended September 30,
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
As of September 30, 2025, unrecognized compensation cost related to non-vested performance restricted stock units was $0.4 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.0 year.

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

	Nine Months Ended September 30,
	2025		2024
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	(6,120)	16.32	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	67,320	$16.32	73,440	$16.32
As of September 30, 2025, all stock appreciation rights were exercisable and had a weighted average remaining term of 3.9 years. There was no unrecognized compensation cost for stock appreciation rights as of September 30, 2025.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025 and December 31, 2024, the liability recorded for outstanding stock appreciation rights was $0.6 million and $0.5 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price.

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.69%	4.37%
Expected volatility	29.50%	30.95%
Expected life (in years)	3.9	4.7
Expected dividend yield	3.33%	3.47%
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
As of September 30, 2025 and December 31, 2024, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	September 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$650,579	16.77%	$310,429	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	607,963	15.67	232,821	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	556,683	14.35	174,616	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	607,963	12.16	199,931	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$639,469	16.49%	$310,147	8.00%	$387,684	10.00%
Tier 1 Capital (to Risk Weighted Assets)	596,853	15.40	232,610	6.00	310,147	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	596,853	15.40	174,458	4.50	251,994	6.50
Tier 1 Capital (to Average Assets)	596,853	11.95	199,820	4.00	249,775	5.00

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$652,563	16.51%	$316,145	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	573,203	14.50	237,109	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	521,968	13.21	177,831	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	573,203	11.51	199,167	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$635,878	16.11%	$315,825	8.00%	$394,781	10.00%
Tier 1 Capital (to Risk Weighted Assets)	596,071	15.10	236,869	6.00	315,825	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	596,071	15.10	177,651	4.50	256,608	6.50
Tier 1 Capital (to Average Assets)	596,071	11.98	199,030	4.00	248,787	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 – SEGMENT INFORMATION
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
NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy:

	September 30, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$94,813	$—	$94,813
U.S. government agency	—	50,743	—	50,743
Municipal	—	136,452	—	136,452
Mortgage-backed:
Agency residential	—	319,646	—	319,646
Agency commercial	—	125,707	—	125,707
Corporate	—	66,369	—	66,369
Equity securities with readily determinable fair values	3,279	—	—	3,279
Mortgage servicing rights	—	—	17,254	17,254
Derivative financial assets	—	3,176	—	3,176
Derivative financial liabilities	—	3,186	—	3,186

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$111,145	$—	$111,145
U.S. government agency	—	53,198	—	53,198
Municipal	—	130,679	—	130,679
Mortgage-backed:
Agency residential	—	227,368	—	227,368
Agency commercial	—	116,681	—	116,681
Corporate	—	58,978	—	58,978
Equity securities with readily determinable fair values	3,315	—	—	3,315
Mortgage servicing rights	—	—	18,827	18,827
Derivative financial assets	—	5,553	—	5,553
Derivative financial liabilities	—	5,525	—	5,525

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

September 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$17,254	Discounted cash flows	Constant pre-payment rates (CPR)	4.9% to 94.3% (8.2%)
			Discount rate	9.0% to 92.2% (9.5%)

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$18,827	Discounted cash flows	Constant pre-payment rates (CPR)	0.8% to 94.3% (7.6%)
			Discount rate	9.0% to 96.4% (10.4%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy:

	September 30, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,432	$—	$1,432
Collateral-dependent loans	—	—	31,164	31,164
Foreclosed assets	—	—	1,007	1,007

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,586	$—	$1,586
Collateral-dependent loans	—	—	27,717	27,717
Bank premises held for sale	—	—	317	317
Foreclosed assets	—	—	367	367
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

September 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$31,164	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	1,007	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$27,717	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	317	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	367	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s other financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	September 30, 2025		December 31, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$155,133	$155,133	$137,692	$137,692
Debt securities held-to-maturity	Level 2	466,565	431,493	499,858	445,186
Restricted stock	Level 3	4,979	4,979	5,086	5,086
Loans, net	Level 3	3,358,129	3,314,510	3,424,102	3,418,318
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	23,575	23,575	24,770	24,770

Financial liabilities:
Time deposits	Level 3	764,715	760,928	785,430	779,997
Securities sold under agreements to repurchase	Level 2	—	—	28,969	28,969
FHLB advances	Level 3	7,271	6,542	13,231	13,159
Subordinated notes	Level 3	—	—	39,553	38,316
Junior subordinated debentures	Level 3	52,894	51,650	52,849	47,942
Accrued interest payable	Level 2	3,946	3,946	5,096	5,096
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	September 30, 2025	December 31, 2024

Commitments to extend credit	$819,768	$845,413
Standby letters of credit	31,028	18,329
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $3.3 million and $3.1 million as of September 30, 2025 and December 31, 2024, respectively.
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
The following is management’s discussion and analysis of the financial condition as of September 30, 2025 (unaudited), as compared with December 31, 2024, and the results of operations for the three and nine months ended September 30, 2025 and 2024 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025. Results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of results to be attained for the year ended December 31, 2025, or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. As of September 30, 2025, the Company had total assets of $5.0 billion, loans held for investment of $3.4 billion, and total deposits of $4.3 billion.
Market Area
As of September 30, 2025, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,567,112	$2,974,679	$1,676,842	$2,984,820
Chicago MSA	1,482,861	1,263,226	1,443,777	1,218,098
Illinois	3,049,973	4,237,905	3,120,619	4,202,918
Iowa	350,056	109,282	345,527	115,336
Total	$3,400,029	$4,347,187	$3,466,146	$4,318,254
Pending CNB Bank Shares, Inc. Acquisition
On October 20, 2025, HBT Financial and CNB Bank Shares, Inc. ("CNBN"), the holding company for CNB Bank & Trust, N.A. ("CNB Bank"), jointly announced the signing of a merger agreement pursuant to which HBT Financial will acquire CNBN and CNB Bank. As of September 30, 2025, CNBN had totals assets of $1.8 billion, total loans of $1.3 billion, and total deposits of $1.5 billion. The combined company will have increased density in the central Illinois, Chicago MSA, and St. Louis MSA markets. The acquisition is expected to close in the first quarter of 2026, subject to CNBN shareholder approval, regulatory approvals, and other customary closing conditions.

RESULTS OF OPERATIONS
Overview of Recent Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024

Total interest and dividend income	$64,336	$64,117	$191,393	$188,902
Total interest expense	14,350	16,384	43,041	47,453
Net interest income	49,986	47,733	148,352	141,449
Provision for credit losses	596	603	1,698	2,306
Net interest income after provision for credit losses	49,390	47,130	146,654	139,143
Total noninterest income	9,849	8,705	28,295	23,941
Total noninterest expense	32,508	31,322	96,357	93,099
Income before income tax expense	26,731	24,513	78,592	69,985
Income tax expense	6,966	6,333	20,522	18,477
Net income	$19,765	$18,180	$58,070	$51,508

Adjusted net income (1)	$20,452	$19,244	$59,508	$55,456

Pre-provision net revenue (1)	$27,327	$25,116	$80,290	$72,291
Pre-provision net revenue less net charge-offs (1)	27,193	24,530	78,680	71,226
Adjusted pre-provision net revenue (1)	28,288	26,604	82,301	77,813
Adjusted pre-provision net revenue less net charge-offs (1)	28,154	26,018	80,691	76,748

Share and Per Share Information
Earnings per share - diluted	$0.63	$0.57	$1.84	$1.62
Adjusted earnings per share - diluted (1)	0.65	0.61	1.88	1.75

Weighted average shares of common stock outstanding	31,481,135	31,559,366	31,525,247	31,600,442

Summary Ratios
Net interest margin *	4.13%	3.98%	4.13%	3.96%
Net interest margin (tax-equivalent basis) * (1) (2)	4.18	4.03	4.18	4.01
Yield on loans *	6.35	6.45	6.37	6.38
Yield on interest-earning assets *	5.32	5.35	5.33	5.29
Cost of total deposits *	1.19	1.35	1.20	1.31
Cost of funds *	1.29	1.47	1.30	1.42

Efficiency ratio	53.17%	54.24%	53.37%	55.00%
Efficiency ratio (tax-equivalent basis) (1) (2)	52.68	53.71	52.88	54.45
Adjusted efficiency ratio (tax-equivalent basis) (1) (2)	51.55	52.35	52.18	52.71

Return on average assets *	1.56%	1.44%	1.54%	1.37%
Return on average stockholders' equity *	13.31	13.81	13.57	13.58
Return on average tangible common equity * (1)	15.28	16.25	15.66	16.11

Adjusted return on average assets * (1)	1.61%	1.53%	1.58%	1.48%
Adjusted return on average stockholders' equity * (1)	13.77	14.62	13.90	14.62
Adjusted return on average tangible common equity * (1)	15.81	17.20	16.05	17.34
_________________________________________________
*    Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
For the three months ended September 30, 2025, net income was $19.8 million, increasing by $1.6 million, or 8.7%, when compared to net income for the three months ended September 30, 2024. Notable changes include the following:
•A $2.3 million increase in net interest income, primarily attributable to lower funding costs and improved yields on debt securities which were partially offset by a decrease in loan yields;
•A $0.5 million negative mortgage servicing rights fair value adjustment included in the third quarter of 2025 results compared to a $1.5 million negative mortgage servicing rights fair value adjustment included in the third quarter 2024 results;
•A $0.4 million loss on the extinguishment of debt, associated with the early payoff of $40.0 million of subordinated notes in September 2025;
•A $0.6 million increase in income tax expense, primarily due to an increase in pre-tax income as a result of the items noted above.
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, net income was $58.1 million, increasing by $6.6 million, or 12.7%, when compared to net income for the nine months ended September 30, 2024. Notable changes include the following:
•A $6.9 million increase in net interest income, primarily attributable to lower funding costs, higher yields on debt securities, and higher average loan balances;
•A $49 thousand loss on sales of securities during the nine months ended September 30, 2025 compared to a $3.4 million of loss on sales of securities during the same period in 2024;
•A $2.0 million increase in salaries and benefits expense, primarily driven by higher medical benefits expenses and annual merit increases;
•A $0.9 million increase in wealth management fees, primarily driven by higher values of assets under management;
•The absence of $0.6 million of impairment losses on bank premises related to the closure of two branch premises recognized in the nine months ended September 30, 2024;
•A $0.4 million loss on the extinguishment of debt, associated with the early payoff of $40.0 million of subordinated notes in September 2025; and
•A $2.0 million increase in income tax expense, primarily due to an increase in pre-tax income as a result of the items noted above.
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

	Three Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,379,637	$54,063	6.35%	$3,379,299	$54,783	6.45%
Debt securities	1,265,683	8,779	2.75	1,191,642	6,955	2.32
Deposits with banks	142,659	1,350	3.75	185,870	2,230	4.77
Other	12,540	144	4.51	12,660	149	4.68
Total interest-earning assets	4,800,519	$64,336	5.32%	4,769,471	$64,117	5.35%
Allowance for credit losses	(41,711)			(40,780)
Noninterest-earning assets	268,353			278,030
Total assets	$5,027,161			$5,006,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,113,391	$1,676	0.60%	$1,085,609	$1,408	0.52%
Money market	833,812	4,638	2.21	800,651	4,726	2.35
Savings	568,001	399	0.28	573,077	396	0.27
Time	771,360	6,282	3.23	804,379	7,702	3.81
Brokered	—	—	—	29,996	417	5.54
Total interest-bearing deposits	3,286,564	12,995	1.57	3,293,712	14,649	1.77
Securities sold under agreements to repurchase	6	—	—	29,426	134	1.80
Borrowings	7,256	31	1.68	13,691	119	3.47
Subordinated notes	32,714	387	4.69	39,524	470	4.73
Junior subordinated debentures issued to capital trusts	52,887	937	7.04	52,827	1,012	7.63
Total interest-bearing liabilities	3,379,427	$14,350	1.68%	3,429,180	$16,384	1.90%
Noninterest-bearing deposits	1,028,608			1,013,893
Noninterest-bearing liabilities	30,050			39,903
Total liabilities	4,438,085			4,482,976
Stockholders' Equity	589,076			523,745
Total liabilities and stockholders’ equity	$5,027,161			$5,006,721

Net interest income/Net interest margin (1)		$49,986	4.13%		$47,733	3.98%
Tax-equivalent adjustment (2)		552	0.05		552	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$50,538	4.18%		$48,285	4.03%
Net interest rate spread (4)			3.64%			3.45%
Net interest-earning assets (5)	$1,421,092			$1,340,291
Ratio of interest-earning assets to interest-bearing liabilities	1.42			1.39
Cost of total deposits			1.19%			1.35%
Cost of funds			1.29			1.47
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Nine Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,419,077	$162,971	6.37%	$3,374,875	$161,077	6.38%
Debt securities	1,229,388	24,075	2.62	1,197,772	20,592	2.30
Deposits with banks	141,216	3,959	3.75	188,087	6,752	4.80
Other	12,579	388	4.12	12,744	481	5.04
Total interest-earning assets	4,802,260	$191,393	5.33%	4,773,478	$188,902	5.29%
Allowance for credit losses	(41,962)			(40,611)
Noninterest-earning assets	271,193			279,789
Total assets	$5,031,491			$5,012,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,119,902	$4,698	0.56%	$1,112,198	$4,148	0.50%
Money market	818,453	13,498	2.20	800,693	14,193	2.37
Savings	568,891	1,143	0.27	592,134	1,232	0.28
Time	778,618	19,430	3.34	744,349	20,744	3.72
Brokered	—	—	—	50,046	2,058	5.49
Total interest-bearing deposits	3,285,864	38,769	1.58	3,299,420	42,375	1.72
Securities sold under agreements to repurchase	3,361	22	0.89	30,769	415	1.80
Borrowings	9,103	170	2.49	13,387	365	3.64
Subordinated notes	37,261	1,326	4.76	39,504	1,409	4.76
Junior subordinated debentures issued to capital trusts	52,871	2,754	6.97	52,812	2,889	7.31
Total interest-bearing liabilities	3,388,460	$43,041	1.70%	3,435,892	$47,453	1.84%
Noninterest-bearing deposits	1,039,564			1,031,239
Noninterest-bearing liabilities	31,242			38,943
Total liabilities	4,459,266			4,506,074
Stockholders' Equity	572,225			506,582
Total liabilities and stockholders’ equity	$5,031,491			$5,012,656

Net interest income/Net interest margin (1)		$148,352	4.13%		$141,449	3.96%
Tax-equivalent adjustment (2)		1,645	0.05		1,680	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$149,997	4.18%		$143,129	4.01%
Net interest rate spread (4)			3.63%			3.45%
Net interest-earning assets (5)	$1,413,800			$1,337,586
Ratio of interest-earning assets to interest-bearing liabilities	1.42			1.39
Cost of total deposits			1.20%			1.31%
Cost of funds			1.30			1.42
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$51,576	6.06%	$52,160	6.14%	$154,538	6.04%	$153,668	6.08%
Loan fees	1,491	0.18	1,051	0.12	4,445	0.17	3,202	0.13
Accretion of acquired loan discounts	892	0.10	1,232	0.15	3,000	0.12	3,409	0.14
Nonaccrual interest recoveries	104	0.01	340	0.04	988	0.04	798	0.03
Total loan interest income	$54,063	6.35%	$54,783	6.45%	$162,971	6.37%	$161,077	6.38%
_________________________________________________
*    Annualized measure.

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$51,576	4.26%	$52,160	4.35%	$154,538	4.30%	$153,668	4.30%
Loan fees	1,491	0.12	1,051	0.09	4,445	0.13	3,202	0.09
Accretion of acquired loan discounts	892	0.07	1,232	0.10	3,000	0.08	3,409	0.10
Nonaccrual interest recoveries	104	0.01	340	0.03	988	0.03	798	0.02
Debt securities	8,779	0.73	6,955	0.58	24,075	0.67	20,592	0.58
Interest-bearing deposits in bank	1,350	0.12	2,230	0.19	3,959	0.11	6,752	0.19
Other	144	0.01	149	0.01	388	0.01	481	0.01
Total interest income	64,336	5.32	64,117	5.35	191,393	5.33	188,902	5.29

Interest expense:
Deposits	12,995	1.08	14,649	1.22	38,769	1.08	42,375	1.19
Other interest-bearing liabilities	1,355	0.11	1,735	0.15	4,272	0.12	5,078	0.14
Total interest expense	14,350	1.19	16,384	1.37	43,041	1.20	47,453	1.33
Net interest income	49,986	4.13	47,733	3.98	148,352	4.13	141,449	3.96
Tax-equivalent adjustment (1)	552	0.05	552	0.05	1,645	0.05	1,680	0.05
Net interest income (tax-equivalent) (1) (2)	$50,538	4.18%	$48,285	4.03%	$149,997	4.18%	$143,129	4.01%
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

	Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$5	$(725)	$(720)	$2,107	$(213)	$1,894
Debt securities	452	1,372	1,824	556	2,927	3,483
Deposits with banks	(461)	(419)	(880)	(1,486)	(1,307)	(2,793)
Other	(1)	(4)	(5)	(6)	(87)	(93)
Total interest-earning assets	(5)	224	219	1,171	1,320	2,491

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	37	231	268	29	521	550
Money market	191	(279)	(88)	310	(1,005)	(695)
Savings	(4)	7	3	(48)	(41)	(89)
Time	(306)	(1,114)	(1,420)	925	(2,239)	(1,314)
Brokered	(417)	—	(417)	(2,058)	—	(2,058)
Total interest-bearing deposits	(499)	(1,155)	(1,654)	(842)	(2,764)	(3,606)
Securities sold under agreements to repurchase	(67)	(67)	(134)	(251)	(142)	(393)
Borrowings	(42)	(46)	(88)	(98)	(97)	(195)
Subordinated notes	(80)	(3)	(83)	(80)	(3)	(83)
Junior subordinated debentures issued to capital trusts	1	(76)	(75)	3	(138)	(135)
Total interest-bearing liabilities	(687)	(1,347)	(2,034)	(1,268)	(3,144)	(4,412)
Change in net interest income	$682	$1,571	$2,253	$2,439	$4,464	$6,903
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Net interest income for the three months ended September 30, 2025 was $50.0 million, increasing $2.3 million, or 4.7%, when compared to the three months ended September 30, 2024. The increase is primarily attributable to lower funding costs and improved yields on debt securities which were partially offset by a decrease in loan yields. Additionally, a $0.4 million increase in loan fees was mostly offset by a $0.3 million decrease in acquired loan discount accretion.
Net interest margin increased to 4.13% for the three months ended September 30, 2025, compared to 3.98% for the three months ended September 30, 2024. The increase was primarily attributable to lower funding costs and higher yields on debt securities. Additionally, a 3 basis point increase in the contribution of loan fees to net interest margin was offset by a 3 basis point decrease in the contribution of acquired loan discount accretion to net interest margin when comparing each of the three months ended September 30, 2025 and 2024.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Net interest income for the nine months ended September 30, 2025 was $148.4 million, increasing $6.9 million, or 4.9%, when compared to the nine months ended September 30, 2024. The increase is primarily attributable to lower funding costs, higher yields on debt securities, and higher average loan balances. Additionally, a $1.4 million increase in loan fees and nonaccrual interest recoveries was partially offset by a $0.4 million decrease in acquired loan discount accretion.
Net interest margin increased to 4.13% for the nine months ended September 30, 2025, compared to 3.96% for the nine months ended September 30, 2024. The increase was primarily attributable to a decrease in funding costs, higher yields on debt securities, and a favorable shift in the mix of interest-earning assets. Additionally, the increase in the contribution of loan fees and nonaccrual interest recoveries accounted for 5 basis points of the increase in net interest margin and were partially offset by a 2 basis point decrease in the contribution from acquired loan discount accretion.
The quarterly net interest margins were as follows:

	2025	2024
Three months ended:
March 31	4.12%	3.94%
June 30	4.14	3.95
September 30	4.13	3.98
December 31	—	3.96
In early 2024, our net interest margin was relatively stable, with increases in our loans and debt securities yields being mostly offset by increases in funding costs. In September 2024, the Federal Open Market Committee ("FOMC") began lowering interest rates, with the target range for the federal funds rate decreasing by 100 basis points to a range of 4.25% to 4.50% by the end of 2024. In September 2025, the FOMC further reduced the target range for the federal funds rate by 25 basis points to a range of 4.00% to 4.25%. These changes have contributed to a decrease in funding costs and yields on variable rate loans while maturing fixed rate loans and securities continued to reprice at higher rates, driving our net interest margin higher during the first three quarters of 2025, relative to 2024.
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

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

PROVISION FOR CREDIT LOSSES
Loans	$375	$746	$1,466	$1,983
Unfunded lending-related commitments	221	(143)	232	323
Total provision for credit losses	$596	$603	$1,698	$2,306
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The Company recorded a provision for credit losses of $0.6 million during the three months ended September 30, 2025, compared to a $0.6 million provision during the three months ended September 30, 2024. The third quarter of 2025 provision for credit losses primarily reflects a $1.2 million increase in required reserves driven by increased loan balances and changes within the portfolio; a $0.3 million increase in specific reserves; a $0.6 million decrease in required reserves resulting from changes in qualitative factors; and a $0.3 million decrease in required reserves driven by changes in the economic forecast.
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The Company recorded a provision for credit losses of $1.7 million for the nine months ended September 30, 2025, compared to a $2.3 million provision during the nine months ended September 30, 2024. The 2025 provision for credit losses primarily reflects a $1.1 million increase in required reserves resulting from changes in qualitative factors; a $0.7 million increase in required reserves resulting from changes in economic forecasts; a $0.1 million increase in required reserves driven by changes within the portfolio; and a $0.1 million decrease in specific reserves.
The provision for credit losses is highly dependent on current and forecast economic conditions. Potential deterioration of economic conditions may lead to higher credit losses and adversely impact our financial condition and results of operations. The economic forecasts utilized in estimating the allowance for credit losses on loans and unfunded lending-related commitments include the unemployment rate and changes in GDP as macroeconomic variables, although other economic metrics are considered on a qualitative basis.

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Card income	$2,732	$2,753	$(21)	(0.8)%	$8,077	$8,254	$(177)	(2.1)%
Wealth management fees	3,122	2,670	452	16.9	8,789	7,840	949	12.1
Service charges on deposit accounts	2,093	2,081	12	0.6	5,952	5,852	100	1.7
Mortgage servicing	1,019	1,113	(94)	(8.4)	3,051	3,279	(228)	(7.0)
Mortgage servicing rights fair value adjustment	(514)	(1,488)	974	NM	(1,573)	(1,505)	(68)	NM
Gains on sale of mortgage loans	390	461	(71)	(15.4)	1,101	1,202	(101)	(8.4)
Realized gains (losses) on sales of securities	(49)	—	(49)	NM	(49)	(3,382)	3,333	NM
Unrealized gains (losses) on equity securities	(67)	136	(203)	NM	(36)	24	(60)	NM
Gains (losses) on foreclosed assets	148	(44)	192	NM	175	15	160	1066.7
Gains (losses) on other assets	(14)	(2)	(12)	NM	(88)	(637)	549	NM
Income on bank owned life insurance	169	170	(1)	(0.6)	500	500	—	—
Other noninterest income	820	855	(35)	(4.1)	2,396	2,499	(103)	(4.1)
Total	$9,849	$8,705	$1,144	13.1%	$28,295	$23,941	$4,354	18.2%
_________________________________________________
NM    Not meaningful.
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Total noninterest income for the three months ended September 30, 2025, was $9.8 million, an increase of $1.1 million, or 13.1%, from the three months ended September 30, 2024. Notable changes in noninterest income include the following:
•A $0.5 million negative mortgage servicing rights fair value adjustment included the third quarter of 2025 results, primarily reflecting the net decrease in the servicing portfolio due to payments and principal reductions, compared to a $1.5 million negative mortgage servicing rights fair value adjustment included in the third quarter 2024 results;
•A $0.5 million increase in wealth management fees, driven by higher values of assets under management and an increase in agricultural real estate brokerage commissions; and
•A $0.1 million unrealized loss on equity securities included in the third quarter of 2025 results compared to a $0.1 million unrealized gain on equity securities included in the third quarter of 2024 results.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Total noninterest income for the nine months ended September 30, 2025, was $28.3 million, an increase of $4.4 million, or 18.2%, from the nine months ended September 30, 2024. Notable changes in noninterest income include the following:
•A $49 thousand loss on sales of securities during the nine months ended September 30, 2025 compared to a $3.4 million of loss on sales of securities during the same period in 2024;
•A $0.9 million increase in wealth management fees, primarily driven by higher values of assets under management; and
•The absence of $0.6 million of impairment losses on bank premises related to the closure of two branch premises recognized in the 2024 results.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Salaries	$16,351	$16,325	$26	0.2%	$49,856	$49,346	$510	1.0%
Employee benefits	3,314	2,997	317	10.6	10,179	8,662	1,517	17.5
Occupancy of bank premises	2,826	2,695	131	4.9	7,922	7,520	402	5.3
Furniture and equipment	737	446	291	65.2	1,757	1,544	213	13.8
Data processing	2,791	2,640	151	5.7	8,195	8,171	24	0.3
Marketing and customer relations	1,035	1,380	(345)	(25.0)	3,199	3,372	(173)	(5.1)
Amortization of intangible assets	694	710	(16)	(2.3)	2,083	2,130	(47)	(2.2)
Loss on extinguishment of debt	391	—	391	NM	391	—	391	NM
FDIC insurance	561	572	(11)	(1.9)	1,674	1,697	(23)	(1.4)
Loan collection and servicing	264	476	(212)	(44.5)	1,007	1,403	(396)	(28.2)
Foreclosed assets	62	19	43	226.3	134	78	56	71.8
Other noninterest expense	3,482	3,062	420	13.7	9,960	9,176	784	8.5
Total	$32,508	$31,322	$1,186	3.8%	$96,357	$93,099	$3,258	3.5%
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Total noninterest expense for the three months ended September 30, 2025, was $32.5 million, an increase of $1.2 million, or 3.8%, from the three months ended September 30, 2024. Notable changes in noninterest expense include the following:
•A $0.4 million loss on the extinguishment of debt associated with the early payoff of $40.0 million of subordinated notes in September 2025;
•A $0.3 million increase in benefits expense, primarily driven by higher medical benefits costs;
•A $0.3 million increase in furniture and equipment expense, primarily due to planned maintenance and upgrades; and
•A $0.2 million increase in data processing expense.
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Total noninterest expense for the nine months ended September 30, 2025, was $96.4 million, an increase of $3.3 million, or 3.5%, from the nine months ended September 30, 2024. Notable changes in noninterest expense include the following:
•A $1.5 million increase in employee benefits expense, primarily driven by higher medical benefits cost;
•A $0.5 million increase in salaries expense, primarily driven by annual merit increases;
•A $0.4 million increase in bank occupancy expense, primarily due to planned building maintenance and upgrades; and
•A $0.4 million loss on the extinguishment of debt associated with the early payoff of $40.0 million of subordinated notes in September 2025.

Income Taxes
During the three months ended September 30, 2025 and 2024, we recorded income tax expense of $7.0 million, or an effective tax rate of 26.1%, and $6.3 million, or an effective tax rate of 25.8%, respectively. During the nine months ended September 30, 2025 and 2024, we recorded income tax expense of $20.5 million, or an effective tax rate of 26.1%, and $18.5 million, or an effective tax rate of 26.4%, respectively.
The higher effective tax rate during the third quarter of 2025 was primarily attributable to a lower proportion of tax-exempt interest income to pre-tax income during 2025 relative to 2024. The higher effective tax rate during the nine months ended September 30, 2024 was primarily attributable to an additional $0.5 million of tax expense for a deferred tax asset write-down, recognized during the second quarter of 2024, as a result of an Illinois tax change. Additionally, $0.3 million of additional tax expense was recognized during the second quarter of 2025, related to the nonrecurring reversal of a stranded tax effect included in accumulated other comprehensive income, in connection with the maturity of a derivative designated as a cash flow hedge.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	September 30, 2025	December 31, 2024	$ Change	% Change

Cash and cash equivalents	$155,133	$137,692	$17,441	12.7%
Debt securities available-for-sale, at fair value	793,730	698,049	95,681	13.7
Debt securities held-to-maturity	466,565	499,858	(33,293)	(6.7)
Loans held for sale	1,432	1,586	(154)	(9.7)

Loans, before allowance for credit losses	3,400,029	3,466,146	(66,117)	(1.9)
Less: allowance for credit losses	41,900	42,044	(144)	(0.3)
Loans, net of allowance for credit losses	3,358,129	3,424,102	(65,973)	(1.9)

Goodwill	59,820	59,820	—	—
Intangible assets, net	15,760	17,843	(2,083)	(11.7)
Other assets	184,458	193,952	(9,494)	(4.9)
Total assets	$5,035,027	$5,032,902	$2,125	—%

Total deposits	$4,347,187	$4,318,254	$28,933	0.7%
Securities sold under agreements to repurchase	—	28,969	(28,969)	(100.0)
Borrowings	7,271	13,231	(5,960)	(45.0)
Subordinated notes	—	39,553	(39,553)	(100.0)
Junior subordinated debentures	52,894	52,849	45	0.1
Other liabilities	28,546	35,441	(6,895)	(19.5)
Total liabilities	4,435,898	4,488,297	(52,399)	(1.2)
Total stockholders' equity	599,129	544,605	54,524	10.0
Total liabilities and stockholders' equity	$5,035,027	$5,032,902	$2,125	—%

Tangible assets (1)	$4,959,447	$4,955,239	$4,208	0.1%
Tangible common equity (1)	523,549	466,942	56,607	12.1

Core deposits (1)	$4,147,096	$4,116,058	$31,038	0.8%

Share and Per Share Information
Book value per share	$19.05	$17.26	$1.79	10.4%
Tangible book value per share (1)	16.64	14.80	1.84	12.4

Shares of common stock outstanding	31,455,803	31,559,366

Balance Sheet Ratios
Loan to deposit ratio	78.21%	80.27%
Core deposits to total deposits (1)	95.40	95.32
Stockholders' equity to total assets	11.90	10.82
Tangible common equity to tangible assets (1)	10.56	9.42
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•A $66.1 million decrease in loans, primarily attributable to early payoffs from property sales and refinancings;
•A $62.4 million increase in debt securities, primarily attributable to a reinvestment of cash flows from loan paydowns into debt securities and a $25.4 million increase in the fair value of debt securities available-for-sale;
•The $40.0 million of subordinated notes outstanding at December 31, 2024 were paid off in September 2025;
•A $28.9 million increase in deposits, primarily attributable to $45.0 million of wealth management customer reciprocal money market deposits being brought on balance sheet which was partially offset by a $20.7 million decrease in time deposits; and
•A vast majority of repurchase agreement account balances were transitioned to reciprocal interest-bearing demand deposit accounts.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$395,859	11.7%	$428,389	12.4%
Commercial real estate - owner occupied	312,192	9.2	322,316	9.3
Commercial real estate - non-owner occupied	931,723	27.4	899,565	25.9
Construction and land development	269,924	7.9	374,657	10.8
Multi-family	514,801	15.1	431,524	12.4
One-to-four family residential	443,215	13.0	463,968	13.4
Agricultural and farmland	280,309	8.3	293,375	8.5
Municipal, consumer, and other	252,006	7.4	252,352	7.3
Loans, before allowance for credit losses	3,400,029	100.0%	3,466,146	100.0%
Allowance for credit losses	(41,900)		(42,044)
Loans, net of allowance for credit losses	$3,358,129		$3,424,102
Loans, before allowance for credit losses were $3.40 billion at September 30, 2025, a decrease of $66.1 million, or 1.9%, from December 31, 2024. Notable changes include the following:
•A $104.7 million decrease in construction and land development loans, primarily attributable to transfers of completed projects into other categories, as well as payoffs from property sales and refinancings;
•A $12.0 million reduction on two lines of credit that funded shortly before and paid off after December 31, 2024; and
•An $83.3 million increase in multi-family loans and a $32.2 million increase in commercial real estate – non-owner occupied loans, primarily attributable to new originations as well as completed construction projects transferred from the construction and land development category, partially offset by early payoffs.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of September 30, 2025 was as follows:

	September 30, 2025
(dollars in thousands)	Balance	Substandard Risk Rating

Manufacturing	$49,442	$429
Auto repair and dealers	34,345	244
Health care and social assistance	32,346	1,376
Real estate, rental, and leasing	29,315	388
Retail trade	28,536	—
Accommodation and food services	25,304	328
Grain elevators	17,537	1,423
Construction	15,893	1,558
Other services (except public administration)	13,836	248
Wholesale trade	13,579	—
Administrative and support services	10,611	—
Arts, entertainment, and recreation	9,414	68
Agriculture, forestry, fishing, and hunting	6,411	—
Education services	6,210	1,146
Professional, scientific, and technical services	6,131	51
Finance and insurance	3,181	—
Other	10,101	—
Total	$312,192	$7,259
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of September 30, 2025 was as follows:

	September 30, 2025
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Retail	$198,732	$7,417	55%
Warehouse and manufacturing	186,780	—	54
Office	167,899	32	57
Senior Living	122,922	12,672	63
Hotel	82,506	7,401	54
Mixed use (commercial and residential)	66,614	—	62
Medical office	32,176	—	57
Gas station	24,477	—	61
Auto repair and dealers	19,171	—	54
Restaurant and bar	12,509	—	58
Other	17,937	—	55
Total	$931,723	$27,522	57%
_________________________________________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $514.8 million as of September 30, 2025, and are primarily made based on projected cash flows from the rental of the underlying collateral. As of September 30, 2025, multi-family loans had a weighted average LTV of 56%, based on the most recent appraisals available, which are generally obtained at the time of origination.

Construction and land development loans totaled $269.9 million as of September 30, 2025. The majority of these loans consist of multi-family and one-to-four family residential construction projects either to be sold upon completion or held for long-term investment, but also include other property types that may be rented, sold, or owner occupied upon completion. Construction and land development loans are primarily based on projected cash flows from the rental or sale of the underlying collateral, or based on the identified cash flows of the borrower.
Management’s disciplined approach to credit risk management is exercised through portfolio diversification, robust underwriting policies, and routine loan monitoring practices in order to identify and mitigate any credit weakness as early as possible. Management continually monitors and evaluates commercial real estate concentrations by property class, industry, and relative to the Bank’s regulatory capital to remain in line with board-established limits and adapt to changing industry conditions. A centralized credit underwriting group, independent of the originating lender, evaluates a vast majority of the commercial exposures over $750 thousand annually, if not more frequently, through a standardized credit review process to ensure uniform application of policies and procedures as well as analyze credit performance. All loans require appropriate internal approval, with a centralized credit approval group reviewing the vast majority of exposures over $500 thousand. Additionally, more than 45% of loan commitments are reviewed on a rolling 24 month basis between a robust internal review process and an annual third-party review of a sample of the portfolio.
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

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of September 30, 2025. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$183,042	$156,932	$55,885	$—	$395,859
Commercial real estate - owner occupied	45,461	173,051	76,760	16,920	312,192
Commercial real estate - non-owner occupied	209,766	603,507	104,831	13,619	931,723
Construction and land development	160,644	101,445	7,123	712	269,924
Multi-family	93,369	371,727	48,435	1,270	514,801
One-to-four family residential	84,937	157,976	71,120	129,182	443,215
Agricultural and farmland	116,596	126,764	31,861	5,088	280,309
Municipal, consumer, and other	105,124	45,371	67,593	33,918	252,006
Total	$998,939	$1,736,773	$463,608	$200,709	$3,400,029
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$65,346	$3,630	$68,976	$143,841	$212,817
Commercial real estate - owner occupied	50,733	42,885	93,618	173,113	266,731
Commercial real estate - non-owner occupied	140,349	32,276	172,625	549,332	721,957
Construction and land development	29,402	1,668	31,070	78,210	109,280
Multi-family	91,975	12,173	104,148	317,284	421,432
One-to-four family residential	72,230	62,795	135,025	223,253	358,278
Agricultural and farmland	7,696	10,920	18,616	145,097	163,713
Municipal, consumer, and other	14,724	23,218	37,942	108,940	146,882
Total	$472,455	$189,565	$662,020	$1,739,070	$2,401,090

Nonperforming Assets
Our nonperforming loans and nonperforming assets were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024

NONPERFORMING ASSETS
Nonaccrual	$7,637	$7,652
Past due 90 days or more, still accruing	5	4
Total nonperforming loans	7,642	7,656
Foreclosed assets	1,007	367
Total nonperforming assets	$8,649	$8,023

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$1,760	$1,573

Allowance for credit losses	$41,900	$42,044
Loans, before allowance for credit losses	3,400,029	3,466,146

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.23%	1.21%
Allowance for credit losses to nonaccrual loans	548.64	549.45
Allowance for credit losses to nonperforming loans	548.29	549.16
Nonaccrual loans to loans, before allowance for credit losses	0.22	0.22
Nonperforming loans to loans, before allowance for credit losses	0.22	0.22
Nonperforming assets to total assets	0.17	0.16
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.25	0.23
Total nonperforming assets were $8.6 million at September 30, 2025, an increase of 7.8%, when compared to $8.0 million at December 31, 2024. Additionally, of the $7.6 million of nonperforming loans held as of September 30, 2025, $1.8 million are either wholly or partially guaranteed by the U.S. Government. The $0.6 million increase in nonperforming assets from December 31, 2024 was primarily attributable to an increase in foreclosed assets.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024

Pass	$3,215,114	$3,264,396
Pass-watch	89,732	83,947
Special mention	15,090	46,590
Substandard	80,093	71,213
Total	$3,400,029	$3,466,146
Loans rated pass-watch or worse decreased $16.8 million, or 8.3%, from December 31, 2024 to September 30, 2025, primarily attributable to the pay-offs across the multi-family and construction and land development segments.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans by loan category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Net charge-offs (recoveries)
Commercial and industrial	$(61)	$707	$878	$1,165
Commercial real estate - owner occupied	111	(4)	79	(8)
Commercial real estate - non-owner occupied	—	(329)	—	(586)
Construction and land development	—	—	4	(2)
Multi-family	—	—	43	188
One-to-four family residential	(26)	81	404	4
Agricultural and farmland	4	(2)	(43)	(10)
Municipal, consumer, and other	106	133	245	314
Total	$134	$586	$1,610	$1,065

Average loans
Commercial and industrial	$412,004	$395,431	$425,942	$402,807
Commercial real estate - owner occupied	315,285	282,143	320,283	291,371
Commercial real estate - non-owner occupied	915,168	885,529	902,389	885,021
Construction and land development	295,144	373,218	343,970	364,598
Multi-family	485,452	424,879	446,911	422,968
One-to-four family residential	444,420	484,247	453,116	487,949
Agricultural and farmland	275,064	290,426	278,044	284,465
Municipal, consumer, and other	237,100	243,426	248,422	235,696
Total	$3,379,637	$3,379,299	$3,419,077	$3,374,875

Charge-offs (recoveries) to average loans *
Commercial and industrial	(0.06)%	0.71%	0.28%	0.39%
Commercial real estate - owner occupied	0.14	(0.01)	0.03	—
Commercial real estate - non-owner occupied	—	(0.15)	—	(0.09)
Construction and land development	—	—	—	—
Multi-family	—	—	0.01	0.06
One-to-four family residential	(0.02)	0.07	0.12	—
Agricultural and farmland	0.01	—	(0.02)	—
Municipal, consumer, and other	0.18	0.22	0.13	0.18
Total	0.02%	0.07%	0.06%	0.04%
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

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of September 30, 2025, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	September 30, 2025
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$19,987	0.95%	$—	—%	$19,987	0.95%
U.S. government agency	9,498	2.53	5,000	1.10	14,498	2.04
Municipal	4,600	1.56	2,998	3.06	7,598	2.15
Mortgage-backed:
Agency residential	217	2.92	—	—	217	2.92
Agency commercial	7,445	1.85	2,847	2.21	10,292	1.95
Corporate	1,998	6.00	—	—	1,998	6.00
Total	$43,745	1.75%	$10,845	1.93%	$54,590	1.79%
Due after 1 year through 5 years
U.S. Treasury	$70,047	1.35%	$—	—%	$70,047	1.35%
U.S. government agency	23,806	2.33	37,351	2.44	61,157	2.40
Municipal	64,544	1.65	17,005	3.18	81,549	1.97
Mortgage-backed:
Agency residential	9,256	2.74	10,788	2.10	20,044	2.40
Agency commercial	70,777	1.65	100,910	2.29	171,687	2.03
Corporate	23,307	6.72	—	—	23,307	6.72
Total	$261,737	2.12%	$166,054	2.40%	$427,791	2.23%
Due after 5 years through 10 years
U.S. Treasury	$9,725	1.66%	$—	—%	$9,725	1.66%
U.S. government agency	18,626	3.62	46,138	2.66	64,764	2.94
Municipal	63,469	1.87	8,659	3.64	72,128	2.08
Mortgage-backed:
Agency residential	58,737	2.40	—	—	58,737	2.40
Agency commercial	6,264	2.31	127,375	1.83	133,639	1.85
Corporate	35,500	5.95	—	—	35,500	5.95
Total	$192,321	2.96%	$182,172	2.13%	$374,493	2.55%
Due after 10 years
Municipal	$17,110	2.21%	$1,937	3.47%	$19,047	2.34%
Mortgage-backed:
Agency residential	256,747	4.50	67,445	3.62	324,192	4.32
Agency commercial	49,311	3.45	38,112	1.91	87,423	2.78
Corporate	6,760	6.41	—	—	6,760	6.41
Total	$329,928	4.26%	$107,494	3.01%	$437,422	3.96%
Total
U.S. Treasury	$99,759	1.30%	$—	—%	$99,759	1.30%
U.S. government agency	51,930	2.83	88,489	2.48	140,419	2.61
Municipal	149,723	1.80	30,599	3.32	180,322	2.06
Mortgage-backed:
Agency residential	324,957	4.07	78,233	3.41	403,190	3.94
Agency commercial	133,797	2.36	269,244	2.02	403,041	2.13
Corporate	67,565	6.26	—	—	67,565	6.26
Total	$827,731	3.15%	$466,565	2.42%	$1,294,296	2.89%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended September 30,						Percent Change in Average Balance
	2025			2024
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,028,608	23.8%	—%	$1,013,893	23.5%	—%	1.5%
Interest-bearing demand	1,113,391	25.8	0.60	1,085,609	25.2	0.52	2.6
Money market	833,812	19.3	2.21	800,651	18.6	2.35	4.1
Savings	568,001	13.2	0.28	573,077	13.3	0.27	(0.9)
Time	771,360	17.9	3.23	804,379	18.7	3.81	(4.1)
Brokered	—	—	—	29,996	0.7	5.54	(100.0)
Total deposits	$4,315,172	100.0%	1.19%	$4,307,605	100.0%	1.35%	0.2%

	Nine Months Ended September 30,						Percent Change in Average Balance
	2025			2024
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,039,564	24.0%	—%	$1,031,239	23.8%	—%	0.8%
Interest-bearing demand	1,119,902	25.9	0.56	1,112,198	25.7	0.50	0.7
Money market	818,453	18.9	2.20	800,693	18.5	2.37	2.2
Savings	568,891	13.2	0.27	592,134	13.7	0.28	(3.9)
Time	778,618	18.0	3.34	744,349	17.2	3.72	4.6
Brokered	—	—	—	50,046	1.1	5.49	(100.0)
Total deposits	$4,325,428	100.0%	1.20%	$4,330,659	100.0%	1.31%	(0.1)%
_________________________________________________
*Annualized measure.
Average deposit balances have been relatively stable in 2025 compared to 2024, with growth in money market and time deposits being offset by decreases in savings and the planned repayment of brokered time deposits at scheduled maturities. Additionally, the vast majority of repurchase agreement account balances were transitioned to reciprocal interest-bearing demand accounts during the first half of 2025 and $45.0 million of wealth management customer reciprocal money market deposits were brought on balance sheet at the end of the third quarter of 2025.
The following table sets forth time deposits by remaining maturity as of September 30, 2025:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time deposits:
Amounts less than $100,000	$105,540	$106,623	$73,867	$34,806	$320,836
Amounts of $100,000 or more but less than $250,000	88,011	82,876	55,262	17,639	243,788
Amounts of $250,000 or more	43,592	82,364	69,593	4,542	200,091
Total time deposits	$237,143	$271,863	$198,722	$56,987	$764,715
As of September 30, 2025 and December 31, 2024, the Bank’s uninsured deposits were estimated to be $964.5 million and $949.4 million, respectively.

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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of September 30, 2025 and December 31, 2024, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	September 30, 2025	December 31, 2024

Cash and cash equivalents	$155,133	$137,692
Fair value of unpledged securities	728,368	705,106
Total cash and unpledged securities	$883,501	$842,798
Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of September 30, 2025, our current borrowings and additional available borrowing capacity were as follows:

	September 30, 2025
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$7,271	$1,004,044
Federal Reserve	—	108,038
Federal funds lines of credit	—	80,000
Total	$7,271	$1,192,082
Furthermore, the Bank could utilize brokered deposits as an additional source of liquidity, as needed.
As of September 30, 2025, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of September 30, 2025, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of September 30, 2025, the Holding Company had cash and cash equivalents of $10.7 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that such limitations will not impact the Holding Company’s ability to meet its ongoing short-term or intermediate-term cash obligations. During the three months ended September 30, 2025 and 2024, the Bank paid $25.0 million and $8.0 million in dividends to the Holding Company, respectively. During the nine months ended September 30, 2025 and 2024, the Bank paid $62.5 million and $26.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on debt, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended September 30, 2025 and 2024, holding company operating expenses consisted of interest expense of $1.3 million and $1.5 million, respectively, and other operating expenses of $1.5 million and $1.0 million, respectively. During the nine months ended September 30, 2025 and 2024, holding company operating expenses consisted of interest expense of $4.1 million and $4.3 million, respectively, and other operating expenses of $3.7 million and $3.1 million, respectively. Additionally, the Holding Company paid $6.7 million and $6.0 million of dividends to stockholders during the three months ended September 30, 2025 and 2024, respectively, and paid $20.0 million and $18.1 million of dividends to stockholders during the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of September 30, 2025, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of September 30, 2025, the Holding Company had no material commitments for capital expenditures.

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
As of September 30, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.
The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	September 30, 2025	December 31, 2024	For Capital Adequacy Purposes With Capital Conservation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	16.77%	16.51%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	15.67	14.50	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.35	13.21	7.00	N/A
Tier 1 Capital (to Average Assets)	12.16	11.51	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	16.49%	16.11%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	15.40	15.10	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	15.40	15.10	7.00	6.50
Tier 1 Capital (to Average Assets)	11.95	11.98	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of September 30, 2025, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
During 2024, the Company paid quarterly cash dividends of $0.19 per share. In January 2025, the Company announced an increase of $0.02 and paid quarterly cash dividends of $0.21 during the first three quarters of 2025.

Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased 39,631 shares of its common stock at a weighted average price of $25.36 during the three months ended September 30, 2025. The Company’s Board of Directors have authorized the repurchase of up to $15.0 million of its common stock under its stock repurchase program in effect until January 1, 2026. As of September 30, 2025, the Company had $11.1 million remaining under the current stock repurchase authorization.
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
-losses on extinguishment of debt,
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
_________________________________________________
(1)Tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Net income	$19,765	$18,180	$58,070	$51,508
Less: adjustments
Loss on extinguishment of debt	(391)	—	(391)	—
Gains (losses) on closed branch premises	(7)	—	2	(635)
Realized gains (losses) on sales of securities	(49)	—	(49)	(3,382)
Mortgage servicing rights fair value adjustment	(514)	(1,488)	(1,573)	(1,505)
Total adjustments	(961)	(1,488)	(2,011)	(5,522)
Tax effect of adjustments (1)	274	424	573	1,574
Total adjustments after tax effect	(687)	(1,064)	(1,438)	(3,948)
Adjusted net income	$20,452	$19,244	$59,508	$55,456

Average assets	$5,027,161	$5,006,721	$5,031,491	$5,012,656

Return on average assets *	1.56%	1.44%	1.54%	1.37%
Adjusted return on average assets *	1.61	1.53	1.58	1.48
_________________________________________________
*    Annualized measure.
(1)Assumes a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2025	2024	2025	2024

Numerator:
Net income	$19,765	$18,180	$58,070	$51,508

Adjusted net income	$20,452	$19,244	$59,508	$55,456

Denominator:
Weighted average common shares outstanding	31,481,135	31,559,366	31,525,247	31,600,442
Dilutive effect of outstanding restricted stock units	106,800	118,180	103,682	115,266
Weighted average common shares outstanding, including all dilutive potential shares	31,587,935	31,677,546	31,628,929	31,715,708

Earnings per share - basic	$0.63	$0.58	$1.84	$1.63
Earnings per share - diluted	$0.63	$0.57	$1.84	$1.62

Adjusted earnings per share - basic	$0.65	$0.61	$1.89	$1.75
Adjusted earnings per share - diluted	$0.65	$0.61	$1.88	$1.75

Reconciliation of Non-GAAP Financial Measure —
Pre-Provision Net Revenue, Pre-Provision Net Revenue Less Charge-offs (Recoveries),
Adjusted Pre-Provision Net Revenue, and
Adjusted Pre-Provision Net Revenue Less Charge-offs (Recoveries)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Net interest income	$49,986	$47,733	$148,352	$141,449
Noninterest income	9,849	8,705	28,295	23,941
Noninterest expense	(32,508)	(31,322)	(96,357)	(93,099)
Pre-provision net revenue	27,327	25,116	80,290	72,291
Less: adjustments
Loss on extinguishment of debt	(391)	—	(391)	—
Gains (losses) on closed branch premises	(7)	—	2	(635)
Realized gains (losses) on sales of securities	(49)	—	(49)	(3,382)
Mortgage servicing rights fair value adjustment	(514)	(1,488)	(1,573)	(1,505)
Total adjustments	(961)	(1,488)	(2,011)	(5,522)
Adjusted pre-provision net revenue	$28,288	$26,604	$82,301	$77,813

Pre-provision net revenue	$27,327	$25,116	$80,290	$72,291
Less: net charge-offs	134	586	1,610	1,065
Pre-provision net revenue less net charge-offs	$27,193	$24,530	$78,680	$71,226

Adjusted pre-provision net revenue	$28,288	$26,604	$82,301	$77,813
Less: net charge-offs	134	586	1,610	1,065
Adjusted pre-provision net revenue less net charge-offs	$28,154	$26,018	$80,691	$76,748

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Net interest income (tax-equivalent basis)
Net interest income	$49,986	$47,733	$148,352	$141,449
Tax-equivalent adjustment (1)	552	552	1,645	1,680
Net interest income (tax-equivalent basis) (1)	$50,538	$48,285	$149,997	$143,129

Net interest margin (tax-equivalent basis)
Net interest margin *	4.13%	3.98%	4.13%	3.96%
Tax-equivalent adjustment * (1)	0.05	0.05	0.05	0.05
Net interest margin (tax-equivalent basis) * (1)	4.18%	4.03%	4.18%	4.01%

Average interest-earning assets	$4,800,519	$4,769,471	$4,802,260	$4,773,478
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis) and Adjusted Efficiency Ratio (Tax-Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Total noninterest expense	$32,508	$31,322	$96,357	$93,099
Less: amortization of intangible assets	694	710	2,083	2,130
Noninterest expense excluding amortization of intangible assets	$31,814	$30,612	$94,274	$90,969
Less: adjustments to noninterest expense
Loss on extinguishment of debt	391	—	391	—
Total adjustments to noninterest expense	391	—	391	—
Adjusted noninterest expense	$31,423	$30,612	$93,883	$90,969

Net interest income	$49,986	$47,733	$148,352	$141,449
Total noninterest income	9,849	8,705	28,295	23,941
Operating revenue	59,835	56,438	176,647	165,390
Tax-equivalent adjustment (1)	552	552	1,645	1,680
Operating revenue (tax-equivalent basis) (1)	60,387	56,990	178,292	167,070
Less: adjustments to noninterest income
Gains (losses) on closed branch premises	(7)	—	2	(635)
Realized gains (losses) on sales of securities	(49)	—	(49)	(3,382)
Mortgage servicing rights fair value adjustment	(514)	(1,488)	(1,573)	(1,505)
Total adjustments to noninterest income	(570)	(1,488)	(1,620)	(5,522)
Adjusted operating revenue (tax-equivalent basis) (1)	60,957	58,478	$179,912	$172,592

Efficiency ratio	53.17%	54.24%	53.37%	55.00%
Efficiency ratio (tax-equivalent basis) (1)	52.68	53.71	52.88	54.45
Adjusted efficiency ratio (tax-equivalent basis) (1)	51.55	52.35	52.18	52.71
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	September 30, 2025	December 31, 2024

Tangible Common Equity
Total stockholders' equity	$599,129	$544,605
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	15,760	17,843
Tangible common equity	$523,549	$466,942

Tangible Assets
Total assets	$5,035,027	$5,032,902
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	15,760	17,843
Tangible assets	$4,959,447	$4,955,239

Total stockholders' equity to total assets	11.90%	10.82%
Tangible common equity to tangible assets	10.56	9.42

Shares of common stock outstanding	31,455,803	31,559,366

Book value per share	$19.05	$17.26
Tangible book value per share	16.64	14.80
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Average Tangible Common Equity
Total stockholders' equity	$589,076	$523,745	$572,225	$506,582
Less: Goodwill	59,820	59,820	59,820	59,820
Less: Intangible assets, net	16,095	18,892	16,781	19,607
Average tangible common equity	$513,161	$445,033	$495,624	$427,155

Net income	$19,765	$18,180	$58,070	$51,508
Adjusted net income	20,452	19,244	59,508	55,456

Return on average stockholders' equity *	13.31%	13.81%	13.57%	13.58%
Return on average tangible common equity *	15.28	16.25	15.66	16.11

Adjusted return on average stockholders' equity *	13.77%	14.62%	13.90%	14.62%
Adjusted return on average tangible common equity *	15.81	17.20	16.05	17.34
_________________________________________________
*    Annualized measure.

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	September 30, 2025	December 31, 2024

Core Deposits
Total deposits	$4,347,187	$4,318,254
Less: time deposits of $250,000 or more	200,091	202,196
Less: brokered deposits	—	—
Core deposits	$4,147,096	$4,116,058

Core deposits to total deposits	95.40%	95.32%

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
Deposit Betas
Deposit pricing changes are primarily driven by changes in the federal funds rate, with the relationship between deposit rates and federal funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated federal funds rate range over a specified period. During the most recent rising rate cycle, which was from the fourth quarter of 2021 through the second quarter of 2024, our cumulative deposit beta was 23.6%. Since the start of the current falling rate cycle, which began with the third quarter of 2024, our cumulative deposit beta has been 16.5%.
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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
September 30, 2025
+400	30.1%	6.0%	15.4%
+300	24.5	5.1	12.4
+200	17.5	4.0	9.1
+100	9.4	2.5	5.2
-100	(10.7)	(4.1)	(6.9)
-200	(19.1)	(4.8)	(10.9)
-300	(12.9)	(5.0)	(13.8)
-400	(4.7)	(4.8)	(14.2)

December 31, 2024
+400	22.0%	4.9%	11.3%
+300	18.3	3.9	9.0
+200	13.4	3.2	6.7
+100	7.3	2.0	3.8
-100	(9.1)	(4.2)	(6.2)
-200	(20.3)	(5.5)	(10.2)
-300	(22.1)	(5.7)	(14.0)
-400	(14.1)	(5.8)	(15.9)
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2025	—	$—	—	$12,103
August 1 - 31, 2025	21,813	25.02	21,813	11,557
September 1 - 30, 2025	17,818	25.78	17,818	11,098
Total	39,631	$25.36	39,631	$11,098
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
ITEM 6.    EXHIBITS

Exhibit No.	Description

2.1 *
Agreement and Plan of Merger among HBT Financial, Inc., HB-CNB Merger, Inc. and CNB Bank Shares, Inc., dated October 20, 2025 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 20, 2025).

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
_________________________________________________
*The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HBT FINANCIAL, INC.

October 31, 2025	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)