Form 10-K
period 2025-12-31
HBT Financial, Inc.
filed 2026-03-06
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $318.3 million, determined using a per share closing price for the registrant’s common stock on that date of $25.21, as quoted on The Nasdaq Global Select Market.
As of February 18, 2026, there were 31,431,924 shares outstanding of the registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of HBT Financial, Inc. to be filed within 120 days of December 31, 2025.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report are forward-looking statements, within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan," "propose," "seek," "continue," "predict," as well as the negative forms of those words, or similar expressions. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:
•the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures and supply chain constraints);
•effects on the United States ("U.S.") economy resulting from the threat or implementation of, or changes to, existing policies and executive orders including tariffs, immigration policy, regulatory or other governmental agencies, foreign policy and tax regulations;
•the economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or other threats thereof (including the Russian invasion of Ukraine, conflicts in the Middle East, and recent military activity in Venezuela), or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
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
•potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the acquisition of CNB Bank Shares, Inc. ("CNB");
•the ultimate timing, outcome and results of integrating the operations of CNB into those of HBT;
•the effects of the merger with CNB in HBT’s future financial condition, results of operations, strategy and plans;
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

PART I
ITEM 1.    BUSINESS
COMPANY OVERVIEW
HBT Financial, Inc. (the “Company” or "HBT Financial"), a Delaware corporation incorporated in 1982, is a bank holding company headquartered in Bloomington, Illinois that has elected to be regulated as a financial holding company. As of December 31, 2025, we had total assets of $5.1 billion, loans held for investment of $3.5 billion, and total deposits of $4.4 billion. Through our bank subsidiary, Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”), we provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “HBT.”
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
CNB BANK SHARES, INC. ACQUISITION
On March 1, 2026, HBT Financial completed its acquisition of CNB, the holding company for CNB Bank & Trust, N.A. (“CNB Bank”). The combined company will have increased density in the central Illinois, Chicago MSA, and St. Louis MSA markets. Prior to the acquisition, CNB operated 18 full-service branch locations which now operate as branches of Heartland Bank. The core system conversion is expected to occur in March 2026.
As of December 31, 2025, CNB had total assets of $1.8 billion, total loans of $1.3 billion, and total deposits of $1.5 billion. This acquisition is a subsequent event and the financial results of CNB are not recognized in this Form 10-K.
Total consideration consisted of 5.5 million shares of HBT Financial's common stock and $34 million in cash. Based upon the closing price of HBT Financial common stock of $26.96 on February 27, 2026, the aggregate consideration was approximately $182 million.
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
PRODUCTS AND SERVICES
Our products and services are primarily deposit, lending, and ancillary products that offer a broad range of options to meet the financial needs of consumers, businesses, and municipal entities. We provide a digital banking suite of products so that all consumer and commercial customers can do their banking at their convenience, through their channels of choice.
Additionally, we provide traditional trust and investment services, farmland management, and farmland sales through our wealth management division.
Lending Products and Services
We offer a broad range of lending products with a focus on regulatory commercial real estate (“CRE”), which includes non-owner occupied CRE, construction and land development (“C&D”) and multi-family; commercial and industrial (“C&I”) and owner-occupied CRE; agricultural and farmland; and one-to-four family residential loans. We also provide municipal, consumer and other loans.
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
Agriculture and Farmland
With our roots in rural Illinois communities, we have a long history of financing agriculture production and farmland. We originate loans to agriculture producers for input costs, equipment, and land. Most of our agriculture loans are to family farms growing corn and soybeans.
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
MARKET AREA
As of December 31, 2025, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit market share in many of our markets in central Illinois, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Our long history of providing relationship-based, personal banking services; the successful integration of several strategic in-market acquisitions; and a relatively small presence of money center and super-regional banks in our mid-sized markets has enabled us to maintain meaningful market share in these markets.
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
HUMAN CAPITAL RESOURCES
Employees
At December 31, 2025, we had 826 full-time equivalent employees. Our employees are not represented by a collective bargaining unit, and we consider our working relationship with our employees to be good. At December 31, 2025, our average tenure was 7.5 years.
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
To support the well-being of our employees and their families, we provide access to a variety of flexible and convenient healthcare programs for physical and mental health, long-term and short-term disability, paid time off, parental leave, and a Company-matched 401(k) plan.

COMPETITION
Our profitability and growth are affected by the highly competitive nature of the financial services industry. We compete with community banks and credit unions in all of our markets and, to a lesser extent, with money center banks, primarily in the Chicago MSA. Additionally, we compete with non-bank financial services companies, including financial technology companies, digital asset service providers, and other financial institutions operating within the areas we serve.
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
SUPERVISION AND REGULATION
General
FDIC-insured banking institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes, and by the regulations and policies of various banking agencies, including the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, and federal and state consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service (the “IRS”) and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.
We are subject to federal and state banking laws that impose a comprehensive system of supervision, regulation, and enforcement on our operations that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability of the Company and the Bank to merge, consolidate, and acquire, transactions with the Company’s and the Bank’s insiders and affiliates, and our payment of dividends.
In response to the global financial crisis, and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banking organizations over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.
Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations, including community banks, through various supervisory, regulatory, and policy initiatives. These efforts have included the rescission or revision of certain rulemakings and proposals, initiatives to streamline examination and application processes, and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banks, although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. These developments may be favorable to the operations of the Company or the Bank; however, future changes in laws, regulations, or supervisory priorities, and their impacts on the Company’s or the Bank’s business, remain uncertain.
The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. Examination results in confidential examination reports and supervisory ratings may impact an institution’s operations, capital levels, growth, and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management ability, earnings, liquidity, and overall risk profile, among other things. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, violate applicable law, or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially affect the operations and financial results of the Company and the Bank, as well as the banking industry in general.
In recent supervisory communications, rulemakings, and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations and efforts to reduce examination burden, particularly for community banks. For example, the FDIC, the Bank’s primary federal regulator, has proposed or implemented initiatives: (i) to clarify standards for unsafe or unsound practices; (ii) to enhance supervisory appeals processes; (iii) to streamline examination procedures; and (iv) to revise standards governing the termination of enforcement actions. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations), generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels
Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. The accords recognized that bank assets, for the purpose of the capital ratio calculations, needed to be risk weighted (the theory being that riskier assets should require more capital), and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule
The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective in 2015 (with certain phase-ins) (the “Basel III Rule”). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are both subject to the Basel III Rule.
The Basel III Rule also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to 2015, but, by requiring that capital instruments be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital (“CET1”), which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and CET1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also limited the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in regulatory capital, and required deductions from CET1 if such assets exceeded prescribed thresholds.
The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed "adequately capitalized" as follows:
•A ratio of CET1 equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A ratio of Total Capital (Tier 1 plus Tier 2 Capital) equal to 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4%.
In addition, banking organizations that want to make capital distributions (including dividends and stock repurchases), and pay discretionary bonuses to executive officers without restriction, must maintain 2.5% in the form of CET1 for a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital, and 10.5% for Total Capital.
Well Capitalized Requirements
The capital ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to maintain capital at levels above these minimums and to be “well capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a well capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over, or renew brokered deposits. In addition, the banking agencies may require higher capital levels where warranted by an organization’s specific risk profile or operating circumstances. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by credit concentrations, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.
Under the capital regulations of the Federal Reserve, in order to be well capitalized, a banking organization must maintain:
•A ratio of CET1 to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or more.
Under the Basel III Rule, a banking organization may be considered "well capitalized," while not complying with the capital conservation buffer requirement described above.
As of December 31, 2025: (i) the Bank was not subject to a directive from the FDIC or the IDFPR to increase its capital; and (ii) the Bank was well capitalized, as defined by FDIC regulations. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well capitalized. The Company and the Bank also were in compliance with the capital conservation buffer.
Basel III Endgame Proposal
Previously, federal banking agencies proposed a “Basel III Endgame Rule” to complete the implementation of certain aspects of the Basel III accords, including to the risk weighting of assets; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency, and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal agency officials, it is anticipated that a revised proposal may be issued in the future. Any reproposal of the Basel III Endgame Rule is expected to primarily affect large, complex banking organizations.
Prompt Corrective Action
The concept of a banking organization being “adequately capitalized” or “well capitalized,” as defined above, is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the banking agencies' powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending on the capital category to which a banking organization is assigned, the banking agencies' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification
Community banking organizations have long raised concerns with the federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8% and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9.0% to 8.0%; however, the proposal has not yet been finalized. The Company and the Bank may elect the CBLR framework at any time, but have not currently determined to do so.
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
Acquisitions and Activities
The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company, or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws, and state minimum-existence requirements for target banks (not exceeding five years).
The BHCA generally prohibits us from acquiring direct or indirect ownership or control of 5% or more of an outstanding class of the voting shares of any nonbanking entity, and from engaging in any business other than that of banking, managing, and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including, among other things, the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for the establishment or acquisitions of nonbank subsidiaries by a bank holding company may be required from other agencies, such as the agencies that regulate such nonbank company.
Financial Holding Company Election
Bank holding companies that meet certain BHCA eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking, and any other activity that: (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally.
The Company has elected to operate as a financial holding company. To maintain its status as a financial holding company, the Company and the Bank must be well capitalized and well managed, and the Bank must have a least a satisfactory Community Reinvestment Act ("CRA") rating. If the Federal Reserve determines that a financial holding company is not well capitalized or well managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control
Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10% and 24.99% ownership.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Finally, the Basel III Rule imposes consolidated capital requirements on banking organizations. As a result, banking organizations must hold a capital conservation buffer of 2.5% of risk-weighted assets in CET1 above the minimum risk-based capital requirements to avoid regulatory limits on dividends and other capital distributions. See “—The Role of Capital” above.
Monetary Policy
The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the Company's business and operations and that of its subsidiary bank.

Federal Securities Regulation
The Company’s common stock is registered with the SEC under the Securities Act and the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance/Incentive Compensation
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
The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive incentive-based compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act—including a proposal issued most recently in May 2024, which was subsequently withdrawn—no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies’ recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans: (i) appropriately balancing risk and reward; (ii) compatibility with effective controls and risk management; and (iii) support by strong corporate governance, including active and effective oversight by the organization’s board of directors. Although much of the guidance is directed at large banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations, like us, are expected to implement less extensive and less formalized systems pursuant to the guidance.
Supervision and Regulation of the Bank
General
The Bank is an Illinois-chartered, nonmember bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted.
As an Illinois-chartered, FDIC-insured bank, the Bank is subject to the examination, supervision, reporting, and enforcement requirements of the IDFPR, the chartering authority for Illinois banks. Because the Bank is not a member of the Federal Reserve System (i.e., a nonmember bank), it is subject to the examination, supervision, reporting, and enforcement requirements of the FDIC, as the Bank’s primary federal regulator.
Deposit Insurance Assessments
As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system, whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, the risk-based assessment is based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions).
At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates is currently projected.
In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank attributable to the systemic risk exception to the DIF was approximately $16.7 billion, the FDIC adopted a special assessment applicable to banking organizations with assets of $5 billion or more. The FDIC has been collecting the special assessment over eight quarters, at a quarterly rate of 3.36 basis points for the initial seven quarters of the collection period (ending on December 30, 2025) and at a quarterly rate of 2.97 basis points for the eighth and final collection period. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. The Bank had less than $5 billion of uninsured deposits as of December 31, 2022, and therefore does not have to pay the special assessment.
Supervisory Assessments
All Illinois-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2025, the Bank paid supervisory assessments to the IDFPR totaling $0.3 million.
Capital Requirements
Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements applicable to the Bank, see “—The Role of Capital” above.
Liquidity Requirements
Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.
The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, is designed to ensure that the banking organization has an adequate stock of unencumbered high quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more intermediate- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
Although these tests do not apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments.
Dividend Payments
Our primary source of funds is dividends from the Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of undivided profits. The IDFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank, such as the Bank. Moreover, the payment of dividends by any FDIC-

insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the FDIC and the IDFPR may prohibit the payment of dividends by the Bank if either agency determines that such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer. See “—The Role of Capital” above.
State Bank Investments, Activities and Acquisitions
The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries from engaging as principal in any activity that is not permitted for a national bank, unless they meet, and continue to meet, minimum regulatory capital requirements, and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
The Bank may be required to obtain approval from the IDFPR, the FDIC, and other applicable banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. With respect to interstate merger and acquisitions, federal law permits state banks to merge with out-of-state banks subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger. In 2025, the federal banking agencies, including the FDIC and the OCC, rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications.
Branching Authority
Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well capitalized and well managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Affiliate and Insider Transactions
The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” We are an affiliate of the Bank for purposes of these restrictions. Covered transactions subject to the restrictions include extensions of credit to us, investments in our stock or other securities, and the acceptance of our stock and other securities as collateral for loans made by the Bank. The Dodd-Frank Act enhanced these requirements by expanding the definition of “covered transactions” and extending the period for which collateral requirements for such transactions must be maintained.
Certain limitations and reporting requirements also apply to extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to “related interests” of such directors, officers, and principal shareholders under state and/or federal law. In addition, federal law and regulations may govern the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
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
These safety and soundness standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an FDIC-insured institution operates in an unsafe and unsound manner, its primary federal regulator may require submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement an approved plan in any material respect, may result in a formal agency order directing the institution to cure the deficiency. Until such deficiency is resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates, or take other corrective action as deemed. Noncompliance with safety and soundness also may constitute grounds for enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.
Federal banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of FDIC-insured institutions. In 2025, however, the agencies signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational and risk management processes. Although effective risk management, internal controls, and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution’s financial condition or create a risk of loss to the DIF. Despite this potential shift in focus, the agencies continue to evaluate a broad spectrum of risks, including credit, market, liquidity, operational, and legal risks—emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have indicated that they intend to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups.
The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls. The federal banking agencies also have issued guidance on certain risk-management topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).
Privacy and Cybersecurity
The Bank is subject to numerous U.S. federal and state laws and regulations aimed at protecting the non-public personal and confidential information of its customers. These laws require the Bank to periodically disclose its privacy policies and practices regarding the sharing of such information, and, in certain circumstances, permit consumers to opt out of the sharing of information with unaffiliated third parties. They also limit the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are applied consistently across all businesses and geographic locations.
Risks and exposures related to cybersecurity require financial institutions to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Bank management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution's operations after a cyberattack involving destructive malware. The Bank and the Company also are subject to federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents.

Community Reinvestment Act Requirements
The CRA imposes on the Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The FDIC regularly assesses the Bank’s record of meeting these credit needs in dedicated CRA examinations. The Bank's CRA rating derived from these examinations can have significant impacts on the activities in which the Bank and Company may engage. For example, a low CRA rating may impact the review of applications by the Bank or the Company's financial holding company status.
In October 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the “CRA Rule”). The CRA Rule subsequently was challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995. Additionally, the FDIC has determined to lengthen the period between CRA examinations for certain banks with less than $3 billion in assets; however, this change is not expected to impact the Bank, which has more than $3 billion in total assets.
In 2022, the Bank, as an Illinois-chartered bank, became subject to state level CRA standards, following passage of the Illinois CRA. As a result, in addition to federal CRA examinations, the IDFPR also assesses the Bank’s record of meeting the credit needs of its communities. Similar to the potential impact under the federal CRA regime, the Bank's CRA performance may affect applications for additional acquisitions or activities.
Anti-Money Laundering/Sanctions
The Bank Secrecy Act (“BSA”) is a U.S. federal statutory framework, as amended and supplemented by subsequent laws and implemented through regulations, that is designed to combat money laundering, the financing of terrorism, and other illicit financial activities. The BSA and related anti-money laundering and countering the financing of terrorism (“AML/CFT”) laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmission of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or facilitate other illicit conduct.
The BSA and related regulations require financial institutions to establish and maintain policies and procedures addressing: (i) customer identification and due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. The Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.
Although core AML/CFT statutory requirements and expectations remain unchanged, federal banking agencies and the Financial Crimes Enforcement Network recently have pursued or considered efforts to modernize and streamline BSA/AML compliance through a more risk-based approach, including targeted regulatory relief, revised examination expectations, and efforts to reduce certain reporting and compliance burden, particularly for lower-risk and community banking organizations.
Federal Home Loan Bank Membership
The Bank is a member of the Federal Home Loan Bank (“FHLB”) System, an organization created under the Federal Home Loan Bank Act of 1932 to serve as a central credit facility for its members through eleven U.S. government-sponsored banks, including the FHLB of Chicago. The FHLB of Chicago makes loans to member banks in the form of advances, all of which are required to be fully collateralized, as determined by the FHLB of Chicago. If a member financial institution fails, the right of the FHLB of Chicago to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors. To qualify for membership in the FHLB System, and to be eligible to borrow funds from such Federal Home Loan Bank under the FHLB System’s advance program, the Bank is required to hold a certain amount of common stock in one of the Federal Home Loan Banks. There is no secondary market for the FHLB of Chicago’s common stock, but additional purchases from, or repurchases by, the FHLB of Chicago may occur under prescribed circumstances. Specifically, the board of directors of the FHLB of Chicago can increase the minimum investment requirements if it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLB of Chicago depends entirely upon the occurrence of future events, we are unable to determine the extent of future required potential payments to the FHLB of Chicago at this time.
Residential Mortgage Lending
As required by the Dodd-Frank Act, the Consumer Financial Protection Bureau ("CFPB") issued a series of final rules in January 2013 amending Regulation Z, implementing the Truth in Lending Act, that requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability-to-repay in one of two ways. The first method requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed applicable thresholds. Rather than being subject to a strict 43% debt-to-income cap as under the original rule, many loans now qualify as qualified mortgages based on a pricing-based standard tied to the loan's annual percentage rate relative to the Average Prime Offer Rate.
Concentrations in Commercial Real Estate
Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to any one industry or economic segment. Concentration in CRE lending is one area of regulatory focus, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The Interagency Concentrations in CRE Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. These indicators include: (i) total CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years, or (ii) construction and land development loans exceeding 100% of capital.
The CRE Guidance does not establish a binding limit on CRE lending activities, but rather is intended to inform supervisory assessment of whether an institution's risk profile, earnings capacity, and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in CRE markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. In other statements, the federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and to identify, measure, monitor, and manage the risks arising from CRE lending, including by holding capital commensurate with those risks. As of December 31, 2025, the Bank did not exceed these guidelines.
Consumer Financial Services
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

Over the last several years, the CFPB had taken an aggressive approach towards the regulation (and supervision, where applicable) of providers of consumer financial products and services. More recently, however, changes in leadership and policy direction at the CFPB have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB’s budget and resources, although the CFPB continues to retain broad statutory authority to administer, supervise, and enforce federal consumer financial protection laws. State banking and other financial services regulatory agencies retain authority to administer and enforce state consumer financial protection laws and could increase supervisory or enforcement activity in response to changes in federal regulatory priorities.
The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs. The Bank also must comply with certain state consumer protection laws and requirements in the states in which it operates.

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
Commercial and commercial real estate loans, including multi-family loans, are often larger and may involve greater risks than some other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market or a challenging business and economic environment, including those which disproportionately affect a class of borrower, may increase our risk associated with our loan portfolio. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Economic events, including decreases in office occupancy following the shift to remote and hybrid work environments, or governmental regulations outside of our control or the control of the borrower could negatively impact the future cash flow and market values of the affected properties. Our commercial operating loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial or commercial real estate loans could have a material adverse impact on our financial condition and results of operations.

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
•the impact of government policies and regulations (including changes in price supports, tariffs, trade policy, subsidies, government-sponsored crop insurance, minimum ethanol content requirements for gasoline, trade barriers and health and environmental regulations);
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
Additionally, elevated interest rates or an increase in interest rates may, among other things, reduce the demand for loans, increase the cost of deposit and wholesale funding, reduce our ability to originate loans and decrease prepayments on our loan and securities portfolio. Conversely, a decrease in the general level of interest rates may, among other things, decrease our net interest margin and increase prepayments on our loan and securities portfolios. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.
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
An increase in market interest rates may affect the fair value of our securities portfolio, potentially reducing accumulated other comprehensive income or earnings. The fair value of these investments may also be affected by factors other than the underlying performance of the issuer of the securities or the mortgages underlying the securities, such as negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity for certain investment securities. In addition, we may sell debt securities, and any such sale could cause us to realize currently unrealized losses that resulted from increases in the prevailing interest rates.
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

Beginning in March 2022, the Federal Open Market Committee of the Federal Reserve (the "FOMC") made a series of significant increases to the federal funds target range as part of an effort to combat elevated levels of inflation affecting the U.S. economy. While the significant increase in prevailing interest rates increased our net interest income, it also led to increased losses in our debt securities portfolio. Since 2022, the magnitude of these losses on debt securities have partially reversed with net unrealized losses on debt securities available-for-sale of $28.8 million and net unrecognized losses on debt securities held-to-maturity of $31.9 million as of December 31, 2025.
It is possible that the FOMC will continue to decrease interest rates. In September 2024, the FOMC began lowering interest rates with the target range for the federal funds rate decreasing by 100 basis points to a range of 4.25% to 4.50% by the end of 2024. During the second half of 2025, the FOMC further reduced the target range for the federal funds rate by 75 basis points to a range of 3.50% to 3.75% as of December 31, 2025. During both 2024 and 2025, decreases in the federal funds target range were expressly made in response to inflation moderating and the labor market weakening.
Any future change in monetary policy by the FOMC, in an effort to stimulate the economy or otherwise, resulting in lower interest rates would likely result in lower revenue through lower net interest income over time, which could adversely affect our results of operations. These effects from interest rate changes, a perceived lack of independence by the FOMC from political pressure to set monetary policy, or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.
Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation; sustained elevated levels of U.S. credit card debt; the implementation of policies proposed by the current presidential administration; and geopolitical developments, such as future terrorist attacks and threats, widespread disease or pandemics, and acts of war including the Russian invasion of Ukraine, conflicts in the Middle East and recent military activity in Venezuela, there is a meaningful risk that the Federal Reserve and other central banks may maintain interest rates at elevated levels, which may negatively impact the entire national economy. This could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.
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
The widespread adoption of new technologies, including digital assets and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance.
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
Changes in policy and at banking agencies, including changes in interpretation and prioritization, occur over time through policy and personnel changes following federal and state-level elections, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as conflicts in the Middle East, the Russian invasion of Ukraine and recent military activity in Venezuela, and resulting disruptions in the global energy market, tight labor market conditions domestically, supply chain issues both domestically and internationally and the potential effects of policies from the current presidential administration, including its response to the foregoing, potential imposition of new tariffs, immigration enforcement and changes to tax or other financial regulations, uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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

In addition to the enactment of the Dodd-Frank Act, various state and local legislative bodies have adopted or have been considering augmenting their existing framework governing consumers’ rights. These considerations could also be impacted by changes in federal administration. Such legislative or regulatory changes to consumer financial laws and regulations could result in changes to our pricing, practices, products and procedures; increases in our costs related to regulatory oversight, supervision and examination; or result in remediation efforts and possible penalties. We may be required to add additional compliance personnel or incur other significant compliance-related expenses to meet the demands of these consumer protection laws. We cannot predict whether new legislation or regulation will be enacted and, if enacted, the effect that it would have on our activities, financial condition, or results of operations.
We are subject to numerous laws and regulations designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of their entire communities, including low- and moderate-income areas. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects. See "Supervision and Regulation—Supervision and Regulation of the Bank—Community Reinvestment Act Requirements".
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
Executive Order 14370, "Increasing Medical Marijuana and Cannabidiol Research," directs federal agencies to work towards rescheduling marijuana from Schedule I to Schedule III under the Controlled Substances Act. The executive order does not change cannabis's legal status under the Controlled Substances Act, which makes it illegal under federal law to manufacture, distribute, or dispense marijuana. However, the Illinois Cannabis Regulation and Tax Act permits adults 21 years or older to legally purchase marijuana for recreational use from licensed dispensaries. It is the Bank’s current practice to avoid knowingly providing banking products or services to entities or individuals that directly manufacture, distribute, or dispense marijuana or hemp products, or those with a significant financial interest in such entities. The Bank uses reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers that operate in the states in which the Bank operates do not engage in any such activities. Nonetheless, the state-level legalization of cannabis use has increased the number of direct and indirect cannabis-related businesses in Illinois, and therefore increased the likelihood that the Bank could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to the Bank and the Company.
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
From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. In addition, trends in financial and business reporting could require us to incur additional reporting expense. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations.
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
As of December 31, 2025, our principal stockholder, Heartland Bancorp, Inc. Voting Trust U/A/D 5/4/2016 (the "Voting Trust”), owned approximately 54.8% of the outstanding shares of our common stock and its trustee is our Executive Chairman. As a result, the Voting Trust is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. The Voting Trust may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company and might ultimately affect the market price of our common stock.
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
Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; pandemics; climate change; acts of terrorism or war (including conflicts in the Middle East, the Russian invasion of Ukraine and recent military activity in Venezuela); or a combination of these or other factors.
Elevated levels of inflation could adversely impact our business and results of operations.
The United States has recently experienced elevated levels of inflation. Elevated levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if interest rates were to rise in response to elevated levels of inflation, the value of our securities and loan portfolios may be negatively impacted. Elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls.
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
The increase in remote and hybrid-work arrangements and opportunities in regional, national and global labor markets have also increased competition for the Company to attract and retain skilled personnel. The Company’s current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable as compared with the arrangements offered by other companies, which could adversely affect the Company’s ability to attract and retain employees. If the Company is not able to hire or retain highly skilled, qualified and diverse individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.
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
Our management team is responsible for the day-to-day management of risks we face, including our Chief Information Officer. Our current Chief Information Officer has over 20 years of technology experience, including 17 years in banking.
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
As of February 18, 2026, HBT Financial, Inc. had approximately 116 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividends
During 2025, we paid quarterly cash dividends of $0.21 per share on our common stock. The quarterly cash dividend was increased to $0.23 per share on January 27, 2026. We expect to continue our policy of paying quarterly cash dividends. Our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.
Issuer Purchases of Equity Securities
On December 17, 2024, the Company’s board of directors approved a stock repurchase program that authorized the Company to repurchase up to $15 million of its common stock which expired on January 1, 2026 (the “2025 Repurchase Plan”). On December 16, 2025, the Company’s board of directors approved a new stock repurchase program that took effect upon the expiration of the old stock repurchase program and expires on January 1, 2027 (the “2026 Repurchase Plan”). The 2026 Repurchase Plan authorizes the Company to repurchase up to $30 million of its common stock. The timing of purchases and number of shares repurchased are dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program could be suspended or discontinued at any time without notice.
The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
October 1 - 31, 2025	23,879	$24.33	23,879	$10,516
November 1 - 30, 2025	—	—	—	10,516
December 1 - 31, 2025	—	—	—	10,516
Total	23,879	$24.33	23,879	$10,516	(1)
__________________________________
(1)As of December 31, 2025, there was $10.5 million left under the 2025 Repurchase Plan, which expired on January 1, 2026. There are no longer any shares subject to repurchase under the 2025 Repurchase Plan. The 2026 Repurchase Plan took effect upon the expiration of the 2025 Repurchase Plan, and there remains $30.0 million in common stock subject to repurchase thereunder.
Unregistered Sales of Equity Securities
None.

Stock Performance Graph
The performance graph and table below compares the cumulative total return on the Company’s common stock from December 31, 2020 through December 31, 2025, with the cumulative total return of: (a) the Russell 2000 Index which reflects a broad equity market index and (b) the S&P 600 Small Cap Bank Index. The performance graph and table assume an initial investment of $100 and reinvestment of dividends. Returns are presented on a total return basis.
COMPARISON OF CUMULATIVE TOTAL RETURN

Index Value
200
180
160
140
120
100
80
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
HBT Financial, Inc.
Russell 2000
S&P 600 Small Cap Bank Index

Index	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
HBT Financial, Inc.	$100.00	$128.03	$138.34	$154.48	$166.46	$203.45
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P 600 Small Cap Bank Index	100.00	135.74	125.04	122.91	140.90	147.34
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
Management’s discussion and analysis should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 “Business”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Part II, Item 8 “Financial Statements and Supplementary Data”. Detailed discussion and analysis of the financial condition and results of operation for 2025 as compared to 2024 can be found below. Detailed discussion and analysis of the financial condition and results of operation for 2024 as compared to 2023 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois and eastern Iowa. As of December 31, 2025, the Company had total assets of $5.1 billion, loans held for investment of $3.5 billion, and total deposits of $4.4 billion.
Market Area
As of December 31, 2025, our branch network included 66 full-service branch locations throughout Illinois and eastern Iowa. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central	$1,569,443	$3,005,134	$1,676,842	$2,984,820
Chicago MSA	1,522,963	1,244,319	1,443,777	1,218,098
Illinois	3,092,406	4,249,453	3,120,619	4,202,918
Iowa	363,803	109,810	345,527	115,336
Total	$3,456,209	$4,359,263	$3,466,146	$4,318,254

CNB Bank Shares, Inc. Acquisition
On March 1, 2026, HBT Financial completed its acquisition of CNB, the holding company for CNB Bank. The combined company will have increased density in the central Illinois, Chicago MSA, and St. Louis MSA markets. Prior to the acquisition, CNB operated 18 full-service branch locations which now operate as branches of Heartland Bank. The core system conversion is expected to occur in March 2026.
As of December 31, 2025, CNB had total assets of $1.8 billion, total loans of $1.3 billion, and total deposits of $1.5 billion. This acquisition is a subsequent event and the financial results of CNB are not recognized in this Form 10-K.
Total consideration consisted of 5.5 million shares of HBT Financial's common stock and $34 million in cash. Based upon the closing price of HBT Financial common stock of $26.96 on February 27, 2026, the aggregate consideration was approximately $182 million. Acquisition-related expenses recognized during the year ended December 31, 2025 totaled $1.0 million.
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
Total consideration consisted of 3.4 million shares of HBT Financial’s common stock and $38.0 million in cash. Based upon the closing price of HBT Financial common stock of $21.12 on February 1, 2023, the aggregate consideration was approximately $109.4 million. Goodwill of $30.5 million was recorded in the acquisition. Acquisition-related expenses recognized during the year ended December 31, 2023 totaled $13.7 million, including the recognition of an allowance for credit losses on non-purchased credit deteriorated loans and an allowance for credit losses on unfunded commitments. There were no Town and Country acquisition-related expenses recognized subsequent to the second quarter of 2023.

RESULTS OF OPERATIONS
Overview of Recent Financial Results

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023

Total interest and dividend income	$255,784	$251,700	$228,999
Total interest expense	56,889	62,850	37,927
Net interest income	198,895	188,850	191,072
Provision for credit losses	3,161	3,031	7,573
Net interest income after provision for credit losses	195,734	185,819	183,499
Total noninterest income	38,190	35,571	36,046
Total noninterest expense	129,418	124,007	130,964
Income before income tax expense	104,506	97,383	88,581
Income tax expense	27,498	25,603	22,739
Net income	$77,008	$71,780	$65,842

Adjusted net income (1)	$79,647	$75,002	$78,182

Pre-provision net revenue (1)	$107,667	$100,414	$96,154
Pre-provision net revenue less net charge-offs (1)	105,209	98,656	95,974
Adjusted pre-provision net revenue (1)	111,138	104,920	107,281
Adjusted pre-provision net revenue less net charge-offs (1)	108,680	103,162	107,101

Share and Per Share Information
Earnings per share - diluted	$2.44	$2.26	$2.07
Adjusted earnings per share - diluted (1)	2.52	2.37	2.46

Weighted average shares of common stock outstanding	31,502,351	31,590,117	31,626,308

Summary Ratios
Net interest margin	4.13%	3.96%	4.09%
Net interest margin (tax-equivalent basis) (1) (2)	4.17	4.01	4.15
Yield on loans	6.34	6.36	6.04
Yield on interest-earning assets	5.31	5.28	4.90
Cost of total deposits	1.19	1.30	0.60
Cost of funds	1.28	1.41	0.86

Efficiency ratio	53.44%	53.99%	56.49%
Efficiency ratio (tax-equivalent basis) (1) (2)	52.95	53.46	55.81
Adjusted efficiency ratio (tax-equivalent basis) (1) (2)	51.91	52.42	51.68

Return on average assets	1.53%	1.43%	1.34%
Return on average stockholders' equity	13.24	13.93	14.60
Return on average tangible common equity (1)	15.24	16.45	17.63

Adjusted return on average assets (1)	1.58%	1.50%	1.59%
Adjusted return on average stockholders' equity (1)	13.70	14.55	17.34
Adjusted return on average tangible common equity (1)	15.77	17.19	20.94
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
For the year ended December 31, 2025, net income was $77.0 million, increasing by $5.2 million, or 7.3%, when compared to net income for the year ended December 31, 2024. Notable changes include the following:
•A $10.0 million increase in net interest income, primarily attributable to lower funding costs, higher yields on debt securities, and higher average loan balances;
•A $0.2 million loss on sales of securities included in the 2025 results, compared to a $3.7 million of loss on sales of securities included in the 2024 results;
•A $3.4 million increase in salaries and benefits expense, primarily driven by higher medical benefits expenses and annual merit increases;
•A $1.9 million negative mortgage servicing rights ("MSR") fair value adjustment included in the 2025 results, compared to a $0.2 million negative MSR fair value adjustment included in the 2024 results;
•A $1.2 million increase in wealth management fees, primarily driven by higher values of assets under management and an increase in farm management fees;
•CNB acquisition-related expenses of $1.0 million, primarily related to professional fees and data processing expense; and
•A $1.9 million increase in income tax expense, primarily due to an increase in pre-tax income as a result of the items noted above.
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

	Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
(dollars in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost

ASSETS
Loans	$3,422,412	$216,821	6.34%	$3,378,059	$214,863	6.36%	$3,231,736	$195,197	6.04%
Debt securities	1,234,378	32,914	2.67	1,200,444	27,903	2.32	1,343,419	29,971	2.23
Deposits with banks	150,323	5,502	3.66	178,436	8,272	4.64	84,544	3,020	3.57
Other	12,554	547	4.36	12,732	662	5.20	15,326	811	5.29
Total interest-earning assets	4,819,667	$255,784	5.31%	4,769,671	$251,700	5.28%	4,675,025	$228,999	4.90%
Allowance for credit losses	(41,970)			(40,694)			(37,504)
Noninterest-earning assets	270,852			279,106			290,383
Total assets	$5,048,549			$5,008,083			$4,927,904

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,122,357	$6,498	0.58%	$1,106,136	$5,499	0.50%	$1,188,680	$3,130	0.26%
Money market	830,630	18,112	2.18	797,444	18,637	2.34	669,118	7,352	1.10
Savings	567,092	1,540	0.27	584,769	1,621	0.28	661,424	1,033	0.16
Time	775,385	25,539	3.29	757,456	28,183	3.72	481,466	10,784	2.24
Brokered	—	—	—	38,286	2,107	5.50	52,724	2,836	5.38
Total interest-bearing deposits	3,295,464	51,689	1.57	3,284,091	56,047	1.71	3,053,412	25,135	0.82
Securities sold under agreements to repurchase	2,514	22	0.89	30,984	594	1.92	35,450	255	0.72
Borrowings	8,780	203	2.31	13,383	480	3.59	139,817	7,128	5.10
Subordinated notes	27,869	1,326	4.76	39,514	1,879	4.75	39,434	1,879	4.76
Junior subordinated debentures issued to capital trusts	52,879	3,649	6.90	52,819	3,850	7.29	51,489	3,530	6.86
Total interest-bearing liabilities	3,387,506	$56,889	1.68%	3,420,791	$62,850	1.84%	3,319,602	$37,927	1.14%
Noninterest-bearing deposits	1,048,975			1,033,811			1,113,300
Noninterest-bearing liabilities	30,619			38,113			44,074
Total liabilities	4,467,100			4,492,715			4,476,976
Stockholders' Equity	581,449			515,368			450,928
Total liabilities and stockholders’ equity	$5,048,549			$5,008,083			$4,927,904

Net interest income/Net interest margin (1)		$198,895	4.13%		$188,850	3.96%		$191,072	4.09%
Tax-equivalent adjustment (2)		2,203	0.04		2,242	0.05		2,758	0.06
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$201,098	4.17%		$191,092	4.01%		$193,830	4.15%
Net interest rate spread (4)			3.63%			3.44%			3.76%
Net interest-earning assets (5)	$1,432,161			$1,348,880			$1,355,423
Ratio of interest-earning assets to interest-bearing liabilities	1.42			1.39			1.41
Cost of total deposits			1.19%			1.30%			0.60%
Cost of funds			1.28			1.41			0.86
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands)	Interest	Yield Contribution	Interest	Yield Contribution	Interest	Yield Contribution

Contractual interest	$206,163	6.03%	$205,031	6.07%	$185,772	5.75%
Loan fees	5,600	0.16	4,265	0.13	4,586	0.14
Accretion of acquired loan discounts	3,868	0.11	4,450	0.13	4,136	0.13
Nonaccrual interest recoveries	1,190	0.04	1,117	0.03	703	0.02
Total loan interest income	$216,821	6.34%	$214,863	6.36%	$195,197	6.04%
The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands)	Interest	Net Interest Margin Contribution	Interest	Net Interest Margin Contribution	Interest	Net Interest Margin Contribution

Interest income:
Contractual interest on loans	$206,163	4.28%	$205,031	4.30%	$185,772	3.97%
Loan fees	5,600	0.12	4,265	0.09	4,586	0.10
Accretion of acquired loan discounts	3,868	0.08	4,450	0.09	4,136	0.09
Nonaccrual interest recoveries	1,190	0.03	1,117	0.02	703	0.02
Debt securities	32,914	0.68	27,903	0.59	29,971	0.64
Interest-bearing deposits in bank	5,502	0.11	8,272	0.18	3,020	0.06
Other	547	0.01	662	0.01	811	0.02
Total interest income	255,784	5.31	251,700	5.28	228,999	4.90

Interest expense:
Deposits	51,689	1.07	56,047	1.18	25,135	0.54
Other interest-bearing liabilities	5,200	0.11	6,803	0.14	12,792	0.27
Total interest expense	56,889	1.18	62,850	1.32	37,927	0.81
Net interest income	198,895	4.13	188,850	3.96	191,072	4.09
Tax-equivalent adjustment (1)	2,203	0.04	2,242	0.05	2,758	0.06
Net interest income (tax-equivalent) (1) (2)	$201,098	4.17%	$191,092	4.01%	$193,830	4.15%
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

	Year Ended December 31, 2025 vs. Year Ended December 31, 2024			Year Ended December 31, 2024 vs. Year Ended December 31, 2023
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$2,813	$(855)	$1,958	$9,054	$10,612	$19,666
Debt securities	807	4,204	5,011	(3,286)	1,218	(2,068)
Deposits with banks	(1,186)	(1,584)	(2,770)	4,141	1,111	5,252
Other	(9)	(106)	(115)	(136)	(13)	(149)
Total interest-earning assets	2,425	1,659	4,084	9,773	12,928	22,701

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	82	917	999	(231)	2,600	2,369
Money market	756	(1,281)	(525)	1,641	9,644	11,285
Savings	(49)	(32)	(81)	(132)	720	588
Time	654	(3,298)	(2,644)	8,080	9,319	17,399
Brokered	(2,107)	—	(2,107)	(794)	65	(729)
Total interest-bearing deposits	(664)	(3,694)	(4,358)	8,564	22,348	30,912
Securities sold under agreements to repurchase	(361)	(211)	(572)	(36)	375	339
Borrowings	(136)	(141)	(277)	(5,008)	(1,640)	(6,648)
Subordinated notes	(554)	1	(553)	4	(4)	—
Junior subordinated debentures issued to capital trusts	4	(205)	(201)	93	227	320
Total interest-bearing liabilities	(1,711)	(4,250)	(5,961)	3,617	21,306	24,923
Change in net interest income	$4,136	$5,909	$10,045	$6,156	$(8,378)	$(2,222)
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Net interest income for the year ended December 31, 2025 was $198.9 million, increasing $10.0 million, or 5.3%, when compared to the year ended December 31, 2024. The increase is primarily attributable to lower funding costs, higher yields on debt securities, and higher average loan balances. Additionally, a $1.4 million increase in loan fees and nonaccrual interest recoveries was partially offset by a $0.6 million decrease in acquired loan discount accretion.
Net interest margin increased to 4.13% for the year ended December 31, 2025, compared to 3.96% for the year ended December 31, 2024. The increase was primarily attributable to a decrease in funding costs and higher yields on debt securities. Additionally, the increase in the contribution of loan fees and nonaccrual interest recoveries accounted for 4 basis points of the increase in net interest margin and were partially offset by a 1 basis point decrease in the contribution from acquired loan discount accretion.

The quarterly net interest margins were as follows:

	2025	2024	2023
Three months ended:
March 31	4.12%	3.94%	4.20%
June 30	4.14	3.95	4.16
September 30	4.13	3.98	4.07
December 31	4.12	3.96	3.93
In early 2024, our net interest margin was relatively stable, with increases in our loans and debt securities yields being mostly offset by increases in funding costs. In September 2024, the Federal Open Market Committee ("FOMC") began lowering interest rates, with the target range for the federal funds rate decreasing by 100 basis points to a range of 4.25% to 4.50% by the end of 2024. The FOMC paused further interest rate cuts until September 2025, and then resumed with three 25 basis point reductions during the remainder of 2025 with the target range for the federal funds rate set to a range of 3.50% to 3.75% as of December 31, 2025. These changes have contributed to a decrease in funding costs and yields on variable rate loans while maturing fixed rate loans and securities continued to reprice at higher rates, driving our net interest margin higher during 2025, relative to 2024.
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

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

PROVISION FOR CREDIT LOSSES
Loans	$2,104	$3,754	$6,665
Unfunded lending-related commitments	1,057	(723)	908
Total provision for credit losses	$3,161	$3,031	$7,573
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The Company recorded a provision for credit losses of $3.2 million for the year ended December 31, 2025, compared to a $3.0 million provision during the year ended December 31, 2024. The 2025 provision for credit losses primarily reflects a $2.2 million increase in required reserves driven by changes within the portfolio; a $1.1 million increase in required reserves resulting from changes in qualitative factors; an $0.8 million increase in required reserves resulting from changes in economic forecasts; and a $0.9 million decrease in specific reserves.
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

Noninterest Income
The following table sets forth the major categories of noninterest income for the years indicated:

	Year Ended December 31,				Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change

Card income	$10,785	$11,051	$(266)	(2.4)%	$11,051	$11,043	$8	0.1%
Wealth management fees	12,147	10,978	1,169	10.6	10,978	9,883	1,095	11.1
Service charges on deposit accounts	8,040	7,932	108	1.4	7,932	7,846	86	1.1
Mortgage servicing	4,113	4,437	(324)	(7.3)	4,437	4,678	(241)	(5.2)
Mortgage servicing rights fair value adjustment	(1,883)	(174)	(1,709)	NM	(174)	(1,615)	1,441	NM
Gains on sale of mortgage loans	1,477	1,611	(134)	(8.3)	1,611	1,526	85	5.6
Realized gains (losses) on sales of securities	(200)	(3,697)	3,497	NM	(3,697)	(1,820)	(1,877)	NM
Unrealized gains (losses) on equity securities	7	(59)	66	NM	(59)	160	(219)	NM
Gains (losses) on foreclosed assets	4	22	(18)	(81.8)	22	501	(479)	(95.6)
Gains (losses) on other assets	(85)	(635)	550	NM	(635)	166	(801)	NM
Income on bank owned life insurance	671	915	(244)	(26.7)	915	573	342	59.7
Other noninterest income	3,114	3,190	(76)	(2.4)	3,190	3,105	85	2.7
Total	$38,190	$35,571	$2,619	7.4%	$35,571	$36,046	$(475)	(1.3)%
_________________________________________________
NM    Not meaningful.
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Total noninterest income for the year ended December 31, 2025, was $38.2 million, an increase of $2.6 million, or 7.4%, from the year ended December 31, 2024. Notable changes in noninterest income include the following:
•A $0.2 million loss on sales of securities included in the 2025 results, compared to a $3.7 million of loss on sales of securities included in the 2024 results;
•A $1.9 million negative MSR fair value adjustment included in the 2025 results, compared to a $0.2 million negative MSR fair value adjustment included in the 2024 results;
•A $1.2 million increase in wealth management fees, primarily driven by higher values of assets under management and an increase in farm management fees;
•The absence of $0.6 million of impairment losses on bank premises related to the closure of two branch premises recognized in the 2024 results; and
•A $0.2 million decrease in income on bank owned life insurance, primarily attributable to the absence of a $0.2 million gain on life insurance proceeds recognized in the 2024 results.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the years indicated:

	Year Ended December 31,				Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change

Salaries	$66,342	$65,130	$1,212	1.9%	$65,130	$67,453	$(2,323)	(3.4)%
Employee benefits	13,538	11,311	2,227	19.7	11,311	10,037	1,274	12.7
Occupancy of bank premises	10,713	10,293	420	4.1	10,293	9,918	375	3.8
Furniture and equipment	2,280	2,004	276	13.8	2,004	2,790	(786)	(28.2)
Data processing	11,766	11,169	597	5.3	11,169	12,352	(1,183)	(9.6)
Marketing and customer relations	4,183	4,320	(137)	(3.2)	4,320	5,043	(723)	(14.3)
Amortization of intangible assets	2,726	2,839	(113)	(4.0)	2,839	2,670	169	6.3
Loss on extinguishment of debt	391	—	391	NM	—	—	—	NM
FDIC insurance	2,234	2,254	(20)	(0.9)	2,254	2,280	(26)	(1.1)
Loan collection and servicing	1,346	2,056	(710)	(34.5)	2,056	1,402	654	46.6
Foreclosed assets	169	109	60	55.0	109	251	(142)	(56.6)
Other noninterest expense	13,730	12,522	1,208	9.6	12,522	16,768	(4,246)	(25.3)
Total	$129,418	$124,007	$5,411	4.4%	$124,007	$130,964	$(6,957)	(5.3)%
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Total noninterest expense for the year ended December 31, 2025, was $129.4 million, an increase of $5.4 million, or 4.4%, from the year ended December 31, 2024. Notable changes in noninterest expense include the following:
•A $2.2 million increase in employee benefits expense, primarily driven by higher medical benefits cost;
•A $1.2 million increase in salaries expense, primarily driven by annual merit increases;
•A $1.2 million increase in other noninterest expense, primarily related to higher legal and professional fees driven primarily by $0.6 million of CNB acquisition-related expenses;
•A $0.6 million increase in data processing expense, primarily related to $0.4 million of CNB acquisition-related expenses as well as a planned call center software upgrade;
•A $0.4 million increase in bank occupancy expense, primarily due to planned building maintenance and upgrades; and
•A $0.4 million loss on the extinguishment of debt associated with the early payoff of $40.0 million of subordinated notes in September 2025.
Income Taxes
During the years ended December 31, 2025 and 2024, we recorded income tax expense of $27.5 million, or an effective tax rate of 26.3%, and $25.6 million, or an effective tax rate of 26.3%, respectively. During 2025, we recognized $0.3 million of additional tax expense during the second quarter of 2025, related to the nonrecurring reversal of a stranded tax effect included in accumulated other comprehensive income, in connection with the maturity of a derivative designated as a cash flow hedge. During 2024, we recognized an additional $0.5 million of tax expense for a deferred tax asset write-down, as a result of an Illinois tax law change.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	December 31, 2025	December 31, 2024	$ Change	% Change

Cash and cash equivalents	$122,269	$137,692	$(15,423)	(11.2)%
Debt securities available-for-sale, at fair value	813,101	698,049	115,052	16.5
Debt securities held-to-maturity	458,746	499,858	(41,112)	(8.2)
Loans held for sale	1,263	1,586	(323)	(20.4)

Loans, before allowance for credit losses	3,456,209	3,466,146	(9,937)	(0.3)
Less: allowance for credit losses	41,690	42,044	(354)	(0.8)
Loans, net of allowance for credit losses	3,414,519	3,424,102	(9,583)	(0.3)

Goodwill	59,820	59,820	—	—
Intangible assets, net	15,117	17,843	(2,726)	(15.3)
Other assets	186,555	193,952	(7,397)	(3.8)
Total assets	$5,071,390	$5,032,902	$38,488	0.8%

Total deposits	$4,359,263	$4,318,254	$41,009	0.9%
Securities sold under agreements to repurchase	—	28,969	(28,969)	(100.0)
Borrowings	12,301	13,231	(930)	(7.0)
Subordinated notes	—	39,553	(39,553)	(100.0)
Junior subordinated debentures	52,909	52,849	60	0.1
Other liabilities	31,419	35,441	(4,022)	(11.3)
Total liabilities	4,455,892	4,488,297	(32,405)	(0.7)
Total stockholders' equity	615,498	544,605	70,893	13.0
Total liabilities and stockholders' equity	$5,071,390	$5,032,902	$38,488	0.8%

Tangible assets (1)	$4,996,453	$4,955,239	$41,214	0.8%
Tangible common equity (1)	540,561	466,942	73,619	15.8

Core deposits (1)	$4,157,898	$4,116,058	$41,840	1.0%

Share and Per Share Information
Book value per share	$19.58	$17.26	$2.32	13.4%
Tangible book value per share (1)	17.20	14.80	2.40	16.2

Shares of common stock outstanding	31,431,924	31,559,366

Balance Sheet Ratios
Loan to deposit ratio	79.28%	80.27%
Core deposits to total deposits (1)	95.38	95.32
Stockholders' equity to total assets	12.14	10.82
Tangible common equity to tangible assets (1)	10.82	9.42
_________________________________________________
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measure to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•A $73.9 million increase in debt securities, primarily attributable to a reinvestment of cash flows from loans into debt securities and a $30.5 million increase in the fair value of debt securities available-for-sale;
•A $41.0 million increase in deposits was primarily attributable to a vast majority of repurchase agreement account balances being transitioned to reciprocal interest-bearing demand deposit accounts during 2025;
•The $39.6 million of subordinated notes outstanding at December 31, 2024 were paid off in September 2025; and
•A $9.9 million decrease in loans with increases in the multi-family and commercial real estate - non-owner occupied segments being offset by decreases in the construction and land development and commercial and industrial segments.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$399,760	11.6%	$428,389	12.4%
Commercial real estate - owner occupied	320,434	9.3	322,316	9.3
Commercial real estate - non-owner occupied	937,094	27.0	899,565	25.9
Construction and land development	280,254	8.1	374,657	10.8
Multi-family	544,941	15.8	431,524	12.4
One-to-four family residential	445,463	12.9	463,968	13.4
Agricultural and farmland	275,251	8.0	293,375	8.5
Municipal, consumer, and other	253,012	7.3	252,352	7.3
Loans, before allowance for credit losses	3,456,209	100.0%	3,466,146	100.0%
Allowance for credit losses	(41,690)		(42,044)
Loans, net of allowance for credit losses	$3,414,519		$3,424,102
Loans, before allowance for credit losses were $3.46 billion at December 31, 2025, a decrease of $9.9 million, or 0.3%, from December 31, 2024. Notable changes include the following:
•A $113.4 million increase in multi-family loans and a $37.5 million increase in commercial real estate – non-owner occupied loans, primarily attributable to new originations as well as completed construction projects transferred from the construction and land development category, partially offset by early payoffs;
•A $94.4 million decrease in construction and land development loans, primarily attributable to transfers of completed projects into other categories, as well as payoffs from property sales and refinancings;
•A $28.6 million decrease in commercial and industrial loans, primarily attributable to reduced line of credit usage and payoffs from refinancings.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of December 31, 2025 was as follows:

	December 31, 2025
(dollars in thousands)	Balance	Substandard Risk Rating

Manufacturing	$49,620	$326
Auto repair and dealers	33,637	228
Health care and social assistance	33,079	1,368
Real estate, rental, and leasing	33,027	387
Retail trade	29,531	—
Grain elevators	25,284	457
Accommodation and food services	21,806	327
Construction	16,064	974
Wholesale trade	13,853	—
Other services (except public administration)	13,014	248
Administrative and support services	10,501	—
Arts, entertainment, and recreation	9,341	1,636
Education services	6,162	1,146
Agriculture, forestry, fishing, and hunting	6,115	—
Professional, scientific, and technical services	5,512	51
Finance and insurance	2,966	—
Other	10,922	—
Total	$320,434	$7,148
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of December 31, 2025 was as follows:

	December 31, 2025
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Retail	$197,992	$7,379	54%
Warehouse and manufacturing	179,971	—	54
Office	168,679	—	57
Senior Living	128,183	4,122	62
Hotel	81,549	2,514	53
Mixed use (commercial and residential)	69,448	—	62
Medical office	31,810	—	57
Gas station	26,684	—	58
Auto repair and dealers	21,390	—	54
Restaurant and bar	11,711	—	58
Other	19,677	—	57
Total	$937,094	$14,015	56%
_________________________________________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $544.9 million as of December 31, 2025, and are primarily made based on projected cash flows from the rental of the underlying collateral. As of December 31, 2025, multi-family loans had a weighted average LTV of 58%, based on the most recent appraisals available, which are generally obtained at the time of origination.

Construction and land development loans totaled $280.3 million as of December 31, 2025. The majority of these loans consist of multi-family and one-to-four family residential construction projects either to be sold upon completion or held for long-term investment, but also include other property types that may be rented, sold, or owner occupied upon completion. Construction and land development loans are primarily based on projected cash flows from the rental or sale of the underlying collateral, or based on the identified cash flows of the borrower.
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

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of December 31, 2025. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$204,365	$143,021	$52,374	$—	$399,760
Commercial real estate - owner occupied	39,372	190,533	73,777	16,752	320,434
Commercial real estate - non-owner occupied	230,756	589,614	103,181	13,543	937,094
Construction and land development	148,504	121,560	9,220	970	280,254
Multi-family	107,364	391,532	46,045	—	544,941
One-to-four family residential	85,095	158,743	68,497	133,128	445,463
Agricultural and farmland	114,406	129,917	25,881	5,047	275,251
Municipal, consumer, and other	94,335	51,147	72,212	35,318	253,012
Total	$1,024,197	$1,776,067	$451,187	$204,758	$3,456,209
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$54,376	$3,544	$57,920	$137,475	$195,395
Commercial real estate - owner occupied	55,794	42,589	98,383	182,679	281,062
Commercial real estate - non-owner occupied	112,532	36,416	148,948	557,390	706,338
Construction and land development	46,258	2,128	48,386	83,364	131,750
Multi-family	36,084	40,722	76,806	360,771	437,577
One-to-four family residential	71,947	64,604	136,551	223,817	360,368
Agricultural and farmland	6,354	10,189	16,543	144,302	160,845
Municipal, consumer, and other	13,744	28,671	42,415	116,262	158,677
Total	$397,089	$228,863	$625,952	$1,806,060	$2,432,012

Nonperforming Assets
Our nonperforming loans and nonperforming assets were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024

NONPERFORMING ASSETS
Nonaccrual	$7,556	$7,652
Past due 90 days or more, still accruing	—	4
Total nonperforming loans	7,556	7,656
Foreclosed assets	1,126	367
Total nonperforming assets	$8,682	$8,023

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$2,170	$1,573

Allowance for credit losses	$41,690	$42,044
Loans, before allowance for credit losses	3,456,209	3,466,146

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.21%	1.21%
Allowance for credit losses to nonaccrual loans	551.75	549.45
Allowance for credit losses to nonperforming loans	551.75	549.16
Nonaccrual loans to loans, before allowance for credit losses	0.22	0.22
Nonperforming loans to loans, before allowance for credit losses	0.22	0.22
Nonperforming assets to total assets	0.17	0.16
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.25	0.23
Total nonperforming assets were $8.7 million at December 31, 2025, an increase of 8.2%, when compared to $8.0 million at December 31, 2024. The $0.7 million increase in nonperforming assets from December 31, 2024 was primarily attributable to an increase in foreclosed assets. Of the $7.6 million of nonperforming loans held as of December 31, 2025, $2.2 million are either wholly or partially guaranteed by the U.S. Government.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024

Pass	$3,241,912	$3,264,396
Pass-watch	131,766	83,947
Special mention	11,788	46,590
Substandard	70,743	71,213
Total	$3,456,209	$3,466,146
Loans rated pass-watch or worse increased $12.5 million, or 6.2%, from December 31, 2024 to December 31, 2025, primarily attributable to downgrades within the multifamily and commercial real estate - non-owner occupied segments which were partially offset by pay-offs in the construction and land development segment.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans by loan category.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Net charge-offs (recoveries)
Commercial and industrial	$1,850	$1,300	$369
Commercial real estate - owner occupied	88	(10)	(13)
Commercial real estate - non-owner occupied	—	(586)	(66)
Construction and land development	(69)	(3)	(53)
Multi-family	80	188	(281)
One-to-four family residential	209	(142)	(152)
Agricultural and farmland	(49)	51	(6)
Municipal, consumer, and other	349	960	382
Total	$2,458	$1,758	$180

Average loans
Commercial and industrial	$421,324	$402,936	$370,255
Commercial real estate - owner occupied	319,690	294,847	290,489
Commercial real estate - non-owner occupied	909,586	886,903	874,661
Construction and land development	329,211	364,138	368,111
Multi-family	465,200	423,532	372,201
One-to-four family residential	451,933	482,984	476,856
Agricultural and farmland	276,849	285,747	254,106
Municipal, consumer, and other	248,619	236,972	225,057
Total	$3,422,412	$3,378,059	$3,231,736

Charge-offs (recoveries) to average loans
Commercial and industrial	0.44%	0.32%	0.10%
Commercial real estate - owner occupied	0.03	—	—
Commercial real estate - non-owner occupied	—	(0.07)	(0.01)
Construction and land development	(0.02)	—	(0.01)
Multi-family	0.02	0.04	(0.08)
One-to-four family residential	0.05	(0.03)	(0.03)
Agricultural and farmland	(0.02)	0.02	—
Municipal, consumer, and other	0.14	0.41	0.17
Total	0.07%	0.05%	0.01%
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
Additionally, equipment finance loans, which were purchased as part of a pool of loans during 2023, continued to contribute to heightened net charge-offs within the commercial and industrial segment.

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of December 31, 2025, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	December 31, 2025
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$19,992	1.03%	$—	—%	$19,992	1.03%
U.S. government agency	5,007	1.99	5,000	1.10	10,007	1.55
Municipal	7,131	1.76	2,330	2.83	9,461	2.02
Mortgage-backed:
Agency residential	987	2.55	—	—	987	2.55
Agency commercial	915	2.41	4,125	2.37	5,040	2.38
Corporate	1,998	6.00	—	—	1,998	6.00
Total	$36,030	1.66%	$11,455	1.91%	$47,485	1.72%
Due after 1 year through 5 years
U.S. Treasury	$60,067	1.37%	$—	—%	$60,067	1.37%
U.S. government agency	18,765	2.42	37,385	2.44	56,150	2.43
Municipal	76,302	1.67	15,297	3.21	91,599	1.93
Mortgage-backed:
Agency residential	7,017	2.77	10,665	2.09	17,682	2.36
Agency commercial	68,923	1.64	132,208	2.13	201,131	1.96
Corporate	18,232	5.32	—	—	18,232	5.32
Total	$249,306	1.94%	$195,555	2.27%	$444,861	2.09%
Due after 5 years through 10 years
U.S. Treasury	$9,737	1.66%	$—	—%	$9,737	1.66%
U.S. government agency	18,627	3.62	46,111	2.66	64,738	2.93
Municipal	49,928	1.87	8,653	3.64	58,581	2.13
Mortgage-backed:
Agency residential	55,541	2.41	—	—	55,541	2.41
Agency commercial	5,885	2.28	92,491	1.89	98,376	1.92
Corporate	41,000	6.11	—	—	41,000	6.11
Total	$180,718	3.18%	$147,255	2.23%	$327,973	2.76%
Due after 10 years
Municipal	$18,783	2.76%	$1,934	3.47%	$20,717	2.83%
Mortgage-backed:
Agency residential	301,022	4.53	64,871	3.62	365,893	4.37
Agency commercial	51,281	3.56	37,676	1.97	88,957	2.89
Corporate	4,727	6.10	—	—	4,727	6.10
Total	$375,813	4.33%	$104,481	3.02%	$480,294	4.05%
Total
U.S. Treasury	$89,796	1.33%	$—	—%	$89,796	1.33%
U.S. government agency	42,399	2.89	88,496	2.48	130,895	2.61
Municipal	152,144	1.87	28,214	3.33	180,358	2.10
Mortgage-backed:
Agency residential	364,567	4.17	75,536	3.41	440,103	4.04
Agency commercial	127,004	2.45	266,500	2.03	393,504	2.17
Corporate	65,957	5.89	—	—	65,957	5.89
Total	$841,867	3.26%	$458,746	2.42%	$1,300,613	2.97%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs.
The following table sets forth the distribution of average deposits, by account type:

	Year Ended December 31, 2025			Percent Change in Average Balance 2025 vs. 2024
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost

Noninterest-bearing	$1,048,975	24.1%	—%	1.5%
Interest-bearing demand	1,122,357	25.8	0.58	1.5
Money market	830,630	19.1	2.18	4.2
Savings	567,092	13.1	0.27	(3.0)
Time	775,385	17.9	3.29	2.4
Brokered	—	—	—	(100.0)
Total deposits	$4,344,439	100.0%	1.19%	0.6%

	Year Ended December 31, 2024			Percent Change in Average Balance 2024 vs. 2023
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost

Noninterest-bearing	$1,033,811	23.9%	—%	(7.1)%
Interest-bearing demand	1,106,136	25.6	0.50	(6.9)
Money market	797,444	18.6	2.34	19.2
Savings	584,769	13.5	0.28	(11.6)
Time	757,456	17.5	3.72	57.3
Brokered	38,286	0.9	5.50	(27.4)
Total deposits	$4,317,902	100.0%	1.30%	3.6%

	Year Ended December 31, 2023
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost

Noninterest-bearing	$1,113,300	26.7%	—%
Interest-bearing demand	1,188,680	28.5	0.26
Money market	669,118	16.1	1.10
Savings	661,424	15.9	0.16
Time	481,466	11.5	2.24
Brokered	52,724	1.3	5.38
Total deposits	$4,166,712	100.0%	0.60%
The increase in average deposit balances in 2025 compared to 2024 was primarily attributable to increases in money market accounts and time deposits. While balances continued to shift towards higher cost deposit products, this transition slowed in 2025 relative to 2024. Partially offsetting the increase was a decrease in brokered deposits which were allowed to mature in 2025.
Despite the continued shift towards higher cost deposit products, a reduction in the target range for the federal funds rate during the second half of 2025 contributed to a decrease in funding costs. As a result of these changes, total deposit costs decreased during 2025 compared to 2024.

The following table sets forth time deposits by remaining maturity as of December 31, 2025:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time deposits:
Amounts less than $100,000	$110,265	$114,613	$58,550	$33,408	$316,836
Amounts of $100,000 or more but less than $250,000	91,367	91,236	46,499	15,184	244,286
Amounts of $250,000 or more	84,904	86,001	25,069	5,391	201,365
Total time deposits	$286,536	$291,850	$130,118	$53,983	$762,487
As of December 31, 2025 and 2024, the Bank’s uninsured deposits were estimated to be $928.7 million and $949.4 million, respectively.
Securities Sold Under Agreements to Repurchase
All securities sold under agreements to repurchase are sweep instruments, maturing daily. The securities underlying the agreements are held under our control in safekeeping at third-party financial institutions, and include debt securities.
The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase.

	As of or for the Years Ended December 31,
(dollars in thousands)	2025	2024	2023

Balance at end of year	$—	$28,969	$42,442
Average balance during year	2,514	30,984	35,450
Average interest rate during year	0.89%	1.92%	0.72%
The vast majority of repurchase agreement account balances were transitioned to reciprocal interest-bearing demand deposit accounts during the first half of 2025.
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

Our use of FHLB advances and other borrowings was elevated during 2023 to fund increases in loan demand and to offset a decrease in deposits. Our use of FHLB advances and other borrowings returned to nominal levels during 2024 and 2025, with loan demand funded primarily through cash flows from the debt securities portfolio.

The following table sets forth information concerning balances and interest rates on our borrowings.

	As of or for the Years Ended December 31,
(dollars in thousands)	2025	2024	2023

Balance at end of year
FHLB advances	$12,301	$13,231	$12,623
Federal Reserve discount window	—	—	—
Federal funds purchased	—	—	—
Total borrowings	$12,301	$13,231	$12,623

Average balance during year
FHLB advances	$8,769	$13,301	$139,554
Federal Reserve discount window	—	—	3
Federal funds purchased	11	82	260
Total borrowings	$8,780	$13,383	$139,817

Average interest rate during year
FHLB advances	2.31%	3.57%	5.10%
Federal Reserve discount window	—	—	5.25
Federal funds purchased	3.28	5.93	5.56
Total borrowings	2.31	3.59	5.10

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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of December 31, 2025 and 2024, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	December 31, 2025	December 31, 2024

Cash and cash equivalents	$122,269	$137,692
Fair value of unpledged securities	845,524	705,106
Total cash and unpledged securities	$967,793	$842,798
Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of December 31, 2025, our current borrowings and additional available borrowing capacity were as follows:

	December 31, 2025
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$12,301	$1,058,052
Federal Reserve	—	108,840
Federal funds lines of credit	—	80,000
Total	$12,301	$1,246,892
Furthermore, the Bank could utilize brokered deposits as an additional source of liquidity, as needed.
As of December 31, 2025, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of December 31, 2025, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity
HBT Financial, on an unconsolidated basis (the "Holding Company"), is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of December 31, 2025, the Holding Company had cash and cash equivalents of $11.9 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount that would exceed accumulated retained earnings, after giving effect to any unrecognized losses and bad debts, without the prior approval of the IDFPR. In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that these limitations will not impact the Holding Company’s ability to meet its ongoing short-term cash obligations. During the years ended December 31, 2025 and 2024, the Bank paid $72.5 million and $34.0 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on the subordinated notes and junior subordinated debentures, and shareholder distributions in the form of dividends and stock repurchases. During the years ended December 31, 2025 and 2024, holding company operating expenses consisted of interest expense of $5.0 million and $5.7 million, respectively, and other operating expenses of $5.4 million and $4.1 million, respectively.
Additionally, the Holding Company paid $26.6 million and $24.2 million of dividends to stockholders during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of December 31, 2025, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of December 31, 2025, the Holding Company had no material commitments for capital expenditures.
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
As of December 31, 2025 and 2024, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	December 31, 2025	December 31, 2024	For Capital Adequacy Purposes With Capital Conservation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	16.82%	16.51%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	15.72	14.50	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.42	13.21	7.00	N/A
Tier 1 Capital (to Average Assets)	12.26	11.51	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	16.52%	16.11%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	15.42	15.10	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	15.42	15.10	7.00	6.50
Tier 1 Capital (to Average Assets)	12.02	11.98	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of December 31, 2025, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
The Company paid quarterly cash dividends of $0.21 per share during 2025, compared to $0.19 per share during 2024. On January 27, 2026, the Company’s Board of Directors increased the quarterly cash dividend by $0.02 per share to $0.23 per share.
Stock Repurchase Program
The Company repurchased 199,507 shares of its common stock at a weighted average price of $22.47 during 2025, compared to 232,803 shares at a weighted average price of $18.89 during 2024. Repurchases were conducted in compliance with Rule 10b-18 and in compliance with Regulation M under the Exchange Act. On December 16, 2025, the Company’s Board of Directors approved a new stock repurchase program which authorizes the Company to repurchase up to $30.0 million of its common stock. The new stock repurchase program took effect on January 1, 2026, the expiration of the prior stock repurchase program, and expires on January 1, 2027.
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

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Net income	$77,008	$71,780	$65,842
Less: adjustments
Acquisition expenses	(999)	—	(13,691)
Loss on extinguishment of debt	(391)	—	—
Gains (losses) on closed branch premises	2	(635)	75
Realized gains (losses) on sales of securities	(200)	(3,697)	(1,820)
Mortgage servicing rights fair value adjustment	(1,883)	(174)	(1,615)
Total adjustments	(3,471)	(4,506)	(17,051)
Tax effect of adjustments (1)	832	1,284	4,711
Total adjustments after tax effect	(2,639)	(3,222)	(12,340)
Adjusted net income	$79,647	$75,002	$78,182

Average assets	$5,048,549	$5,008,083	$4,927,904

Return on average assets	1.53%	1.43%	1.34%
Adjusted return on average assets	1.58	1.50	1.59
_________________________________________________
(1)Assumes a federal income tax rate of 21% and a state tax rate of 9.5%, and excludes non-deductible acquisition expenses.
Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023

Numerator:
Net income	$77,008	$71,780	$65,842
Earnings allocated to participating securities (1)	—	—	(36)
Numerator for earnings per share - basic and diluted	$77,008	$71,780	$65,806

Adjusted net income	$79,647	$75,002	$78,182
Earnings allocated to participating securities (1)	—	—	(42)
Numerator for adjusted earnings per share - basic and diluted	$79,647	$75,002	$78,140

Denominator:
Weighted average common shares outstanding	31,502,351	31,590,117	31,626,308
Dilutive effect of outstanding restricted stock units	108,953	122,363	111,839
Weighted average common shares outstanding, including all dilutive potential shares	31,611,304	31,712,480	31,738,147

Earnings per share - basic	$2.44	$2.27	$2.08
Earnings per share - diluted	$2.44	$2.26	$2.07

Adjusted earnings per share - basic	$2.53	$2.37	$2.47
Adjusted earnings per share - diluted	$2.52	$2.37	$2.46

Reconciliation of Non-GAAP Financial Measure —
Pre-Provision Net Revenue, Pre-Provision Net Revenue Less Charge-offs (Recoveries),
Adjusted Pre-Provision Net Revenue, and
Adjusted Pre-Provision Net Revenue Less Charge-offs (Recoveries)

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Net interest income	$198,895	$188,850	$191,072
Noninterest income	38,190	35,571	36,046
Noninterest expense	(129,418)	(124,007)	(130,964)
Pre-provision net revenue	107,667	100,414	96,154
Less: adjustments
Acquisition expenses	(999)	—	(7,767)
Loss on extinguishment of debt	(391)	—	—
Gains (losses) on closed branch premises	2	(635)	75
Realized gains (losses) on sales of securities	(200)	(3,697)	(1,820)
Mortgage servicing rights fair value adjustment	(1,883)	(174)	(1,615)
Total adjustments	(3,471)	(4,506)	(11,127)
Adjusted pre-provision net revenue	$111,138	$104,920	$107,281

Pre-provision net revenue	$107,667	$100,414	$96,154
Less: net charge-offs	2,458	1,758	180
Pre-provision net revenue less net charge-offs	$105,209	$98,656	$95,974

Adjusted pre-provision net revenue	$111,138	$104,920	$107,281
Less: net charge-offs	2,458	1,758	180
Adjusted pre-provision net revenue less net charge-offs	$108,680	$103,162	$107,101

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Net interest income (tax-equivalent basis)
Net interest income	$198,895	$188,850	$191,072
Tax-equivalent adjustment (1)	2,203	2,242	2,758
Net interest income (tax-equivalent basis) (1)	$201,098	$191,092	$193,830

Net interest margin (tax-equivalent basis)
Net interest margin	4.13%	3.96%	4.09%
Tax-equivalent adjustment (1)	0.04	0.05	0.06
Net interest margin (tax-equivalent basis) (1)	4.17%	4.01%	4.15%

Average interest-earning assets	$4,819,667	$4,769,671	$4,675,025
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis) and Adjusted Efficiency Ratio (Tax-Equivalent Basis)

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Total noninterest expense	$129,418	$124,007	$130,964
Less: amortization of intangible assets	2,726	2,839	2,670
Noninterest expense excluding amortization of intangible assets	$126,692	$121,168	$128,294
Less: adjustments to noninterest expense
Acquisition expenses	999	—	7,767
Loss on extinguishment of debt	391	—	—
Total adjustments to noninterest expense	1,390	—	7,767
Adjusted noninterest expense	$125,302	$121,168	$120,527

Net interest income	$198,895	$188,850	$191,072
Total noninterest income	38,190	35,571	36,046
Operating revenue	237,085	224,421	227,118
Tax-equivalent adjustment (1)	2,203	2,242	2,758
Operating revenue (tax-equivalent basis) (1)	239,288	226,663	229,876
Less: adjustments to noninterest income
Gains (losses) on closed branch premises	2	(635)	75
Realized gains (losses) on sales of securities	(200)	(3,697)	(1,820)
Mortgage servicing rights fair value adjustment	(1,883)	(174)	(1,615)
Total adjustments to noninterest income	(2,081)	(4,506)	(3,360)
Adjusted operating revenue (tax-equivalent basis) (1)	$241,369	$231,169	$233,236

Efficiency ratio	53.44%	53.99%	56.49%
Efficiency ratio (tax-equivalent basis) (1)	52.95	53.46	55.81
Adjusted efficiency ratio (tax-equivalent basis) (1)	51.91	52.42	51.68
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	December 31, 2025	December 31, 2024

Tangible Common Equity
Total stockholders' equity	$615,498	$544,605
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	15,117	17,843
Tangible common equity	$540,561	$466,942

Tangible Assets
Total assets	$5,071,390	$5,032,902
Less: Goodwill	59,820	59,820
Less: Intangible assets, net	15,117	17,843
Tangible assets	$4,996,453	$4,955,239

Total stockholders' equity to total assets	12.14%	10.82%
Tangible common equity to tangible assets	10.82	9.42

Shares of common stock outstanding	31,431,924	31,559,366

Book value per share	$19.58	$17.26
Tangible book value per share	17.20	14.80
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Average Tangible Common Equity
Total stockholders' equity	$581,449	$515,368	$450,928
Less: Goodwill	59,820	59,820	57,266
Less: Intangible assets, net	16,437	19,247	20,272
Average tangible common equity	$505,192	$436,301	$373,390

Net income	$77,008	$71,780	$65,842
Adjusted net income	79,647	75,002	78,182

Return on average stockholders' equity	13.24%	13.93%	14.60%
Return on average tangible common equity	15.24	16.45	17.63

Adjusted return on average stockholders' equity	13.70%	14.55%	17.34%
Adjusted return on average tangible common equity	15.77	17.19	20.94
_________________________________________________

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	December 31, 2025	December 31, 2024

Core Deposits
Total deposits	$4,359,263	$4,318,254
Less: time deposits of $250,000 or more	201,365	202,196
Less: brokered deposits	—	—
Core deposits	$4,157,898	$4,116,058

Core deposits to total deposits	95.38%	95.32%

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
Deposit Betas
Deposit pricing changes are primarily driven by changes in the federal funds rate, with the relationship between deposit rates and federal funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated federal funds rate range over a specified period. During the most recent rising rate cycle, which was from the fourth quarter of 2021 through the second quarter of 2024, our cumulative deposit beta was 23.6%. Since the start of the current falling rate cycle, which began with the third quarter of 2024, our cumulative deposit beta has been 13.5%.
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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
December 31, 2025
+400	25.3%	4.9%	14.7%
+300	20.7	4.2	11.8
+200	14.8	3.7	9.0
+100	8.0	2.2	5.0
-100	(9.1)	(4.0)	(7.3)
-200	(16.6)	(4.1)	(11.3)
-300	(9.2)	(5.3)	(16.9)
-400	0.6	(5.5)	(18.0)

December 31, 2024
+400	22.0%	4.9%	11.3%
+300	18.3	3.9	9.0
+200	13.4	3.2	6.7
+100	7.3	2.0	3.8
-100	(9.1)	(4.2)	(6.2)
-200	(20.3)	(5.5)	(10.2)
-300	(22.1)	(5.7)	(14.0)
-400	(14.1)	(5.8)	(15.9)
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HBT FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HBT Financial, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HBT Financial, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses—Loans
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses totaled $41.7 million, which consists of a reserve on loans collectively evaluated for impairment of $39.6 million and a reserve on loans individually evaluated of $2.1 million at December 31, 2025. The allowance for credit losses is measured on a collective loan pool basis when similar risk characteristics exist. A loan may be evaluated on an individual basis based on disparate risk characteristics. Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method or weighted average remaining maturity (WARM) method. The DCF method estimates future cash flows, adjusted to present value, after factoring in adjustments for prepayments, probability of default, loss given default, and time to recovery. The WARM method estimates expected losses through application of the Company’s historical losses. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information (qualitative adjustments) are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions. The calculation also contemplates that the Company may not be able to make or obtain such forecasts for the entire life of the financial assets and employs a reversion to historical credit loss information. The development of estimated reasonable and supportable forecasts, and qualitative adjustments are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available.
We identified the judgment in developing appropriate assumptions on which to base expected losses from economic forecasts, and certain qualitative factors as a critical audit matter, as auditing these significant assumptions required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes estimates that are highly sensitive to change.
Our audit procedures related to the significant assumptions include the following, among others:
•We obtained an understanding of the relevant controls related to the evaluation and establishment, review and approval of the economic forecasts and qualitative factors, and tested such controls for design and implementation and operating effectiveness, including management's review of the allowance in support of adjustments.
•We evaluated the relevance and accuracy of data inputs used as a basis for the adjustments related to the economic forecast and certain qualitative factors, and tested the completeness and accuracy of the data utilized by comparing to internal and external source data.
•We evaluated the directional consistency and magnitude of the resulting adjustments in the allowance for credit losses for loans, as compared to internal and external independent source data, and how the data correlated with past events, current conditions, and reasonable and supportable forecasts.
/s/ RSM US LLP
We have served as the Company's auditor since 2017.
Chicago, Illinois
March 6, 2026

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$24,423	$29,552
Interest-bearing deposits with banks	97,846	108,140
Cash and cash equivalents	122,269	137,692

Debt securities available-for-sale, at fair value	813,101	698,049
Debt securities held-to-maturity (fair value of $426,799 at 2025 and $445,186 at 2024)	458,746	499,858
Equity securities with readily determinable fair value	3,322	3,315
Equity securities with no readily determinable fair value	2,612	2,629
Restricted stock, at cost	4,979	5,086
Loans held for sale	1,263	1,586

Loans, before allowance for credit losses	3,456,209	3,466,146
Allowance for credit losses	(41,690)	(42,044)
Loans, net of allowance for credit losses	3,414,519	3,424,102

Bank owned life insurance	24,660	23,989
Bank premises and equipment, net	73,642	66,758
Bank premises held for sale	—	317
Foreclosed assets	1,126	367
Goodwill	59,820	59,820
Intangible assets, net	15,117	17,843
Mortgage servicing rights, at fair value	16,944	18,827
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	23,779	24,770
Other assets	33,877	46,280
Total assets	$5,071,390	$5,032,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,049,043	$1,046,405
Interest-bearing	3,310,220	3,271,849
Total deposits	4,359,263	4,318,254

Securities sold under agreements to repurchase	—	28,969
Federal Home Loan Bank advances	12,301	13,231
Subordinated notes	—	39,553
Junior subordinated debentures issued to capital trusts	52,909	52,849
Other liabilities	31,419	35,441
Total liabilities	4,455,892	4,488,297

COMMITMENTS AND CONTINGENCIES (Note 23)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 32,899,104 at 2025 and 32,827,039 at 2024; shares outstanding of 31,431,924 at 2025 and 31,559,366 at 2024	329	328
Surplus	298,548	297,297
Retained earnings	367,163	316,764
Accumulated other comprehensive income (loss)	(23,018)	(46,765)
Treasury stock at cost, 1,467,180 shares at 2025 and 1,267,673 at 2024	(27,524)	(23,019)
Total stockholders’ equity	615,498	544,605
Total liabilities and stockholders’ equity	$5,071,390	$5,032,902
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$211,943	$210,340	$191,008
Federally tax exempt	4,878	4,523	4,189
Debt securities:
Taxable	31,075	25,801	25,746
Federally tax exempt	1,839	2,102	4,225
Interest-bearing deposits in bank	5,502	8,272	3,020
Other interest and dividend income	547	662	811
Total interest and dividend income	255,784	251,700	228,999

INTEREST EXPENSE
Deposits	51,689	56,047	25,135
Securities sold under agreements to repurchase	22	594	255
Borrowings	203	480	7,128
Subordinated notes	1,326	1,879	1,879
Junior subordinated debentures issued to capital trusts	3,649	3,850	3,530
Total interest expense	56,889	62,850	37,927
Net interest income	198,895	188,850	191,072
PROVISION FOR CREDIT LOSSES	3,161	3,031	7,573
Net interest income after provision for credit losses	195,734	185,819	183,499

NONINTEREST INCOME
Card income	10,785	11,051	11,043
Wealth management fees	12,147	10,978	9,883
Service charges on deposit accounts	8,040	7,932	7,846
Mortgage servicing	4,113	4,437	4,678
Mortgage servicing rights fair value adjustment	(1,883)	(174)	(1,615)
Gains on sale of mortgage loans	1,477	1,611	1,526
Realized gains (losses) on sales of securities	(200)	(3,697)	(1,820)
Unrealized gains (losses) on equity securities	7	(59)	160
Gains (losses) on foreclosed assets	4	22	501
Gains (losses) on other assets	(85)	(635)	166
Income on bank owned life insurance	671	915	573
Other noninterest income	3,114	3,190	3,105
Total noninterest income	38,190	35,571	36,046

NONINTEREST EXPENSE
Salaries	66,342	65,130	67,453
Employee benefits	13,538	11,311	10,037
Occupancy of bank premises	10,713	10,293	9,918
Furniture and equipment	2,280	2,004	2,790
Data processing	11,766	11,169	12,352
Marketing and customer relations	4,183	4,320	5,043
Amortization of intangible assets	2,726	2,839	2,670
Loss on extinguishment of debt	391	—	—
FDIC insurance	2,234	2,254	2,280
Loan collection and servicing	1,346	2,056	1,402
Foreclosed assets	169	109	251
Other noninterest expense	13,730	12,522	16,768
Total noninterest expense	129,418	124,007	130,964
INCOME BEFORE INCOME TAX EXPENSE	104,506	97,383	88,581
INCOME TAX EXPENSE	27,498	25,603	22,739
NET INCOME	$77,008	$71,780	$65,842

EARNINGS PER SHARE - BASIC	$2.44	$2.27	$2.08
EARNINGS PER SHARE - DILUTED	$2.44	$2.26	$2.07
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	31,502,351	31,590,117	31,626,308
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

NET INCOME	$77,008	$71,780	$65,842

OTHER COMPREHENSIVE INCOME
Unrealized gains on debt securities available-for-sale	30,477	9,023	16,949
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	200	3,697	1,820
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	1,974	1,992	1,954
Unrealized gains on derivative instruments	—	64	161
Reclassification adjustment for net settlements on derivative instruments	(38)	(348)	(468)
Total other comprehensive income, before tax	32,613	14,428	20,416
Income tax expense	8,866	4,030	5,820
Total other comprehensive income	23,747	10,398	14,596
TOTAL COMPREHENSIVE INCOME	$100,755	$82,178	$80,438
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount

Balance, December 31, 2022	28,752,626	$293	$222,783	$232,004	$(71,759)	$(9,689)	$373,632
Cumulative effect of change in accounting principle (ASU 2016-13)	—	—	—	(6,922)	—	—	(6,922)
Net income	—	—	—	65,842	—	—	65,842
Other comprehensive income	—	—	—	—	14,596	—	14,596
Stock-based compensation	—	—	1,953	—	—	—	1,953
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	43,607	—	(181)	—	—	—	(181)
Issuance of common stock in Town and Country acquisition	3,378,600	34	71,322	—	—	—	71,356
Repurchase of common stock	(479,005)	—	—	—	—	(8,907)	(8,907)
Cash dividends and dividend equivalents ($0.68 per share)	—	—	—	(21,873)	—	—	(21,873)
Balance, December 31, 2023	31,695,828	327	295,877	269,051	(57,163)	(18,596)	489,496
Cumulative effect of change in accounting principle (ASU 2023-02)	—	—	—	116	—	—	116
Net income	—	—	—	71,780	—	—	71,780
Other comprehensive income	—	—	—	—	10,398	—	10,398
Stock-based compensation	—	—	1,752	—	—	—	1,752
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	96,341	1	(332)	—	—	—	(331)
Repurchase of common stock	(232,803)	—	—	—	—	(4,423)	(4,423)
Cash dividends and dividend equivalents ($0.76 per share)	—	—	—	(24,183)	—	—	(24,183)
Balance, December 31, 2024	31,559,366	328	297,297	316,764	(46,765)	(23,019)	544,605
Net income	—	—	—	77,008	—	—	77,008
Other comprehensive income	—	—	—	—	23,747	—	23,747
Stock-based compensation	—	—	1,943	—	—	—	1,943
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	72,065	1	(692)	—	—	—	(691)
Repurchase of common stock	(199,507)	—	—	—	—	(4,505)	(4,505)
Cash dividends and dividend equivalents ($0.84 per share)	—	—	—	(26,609)	—	—	(26,609)
Balance, December 31, 2025	31,431,924	$329	$298,548	$367,163	$(23,018)	$(27,524)	$615,498
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,008	$71,780	$65,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,200	2,944	3,108
Provision for credit losses	3,161	3,031	7,573
Net amortization of debt securities	2,264	3,641	5,730
Deferred income tax expense	329	996	3,817
Stock-based compensation	1,943	1,752	1,953
Net accretion of discount and deferred loan fees on loans	(7,117)	(7,187)	(7,228)
Net realized loss on sales of securities	200	3,697	1,820
Net unrealized loss (gain) on equity securities	(7)	59	(160)
Net loss (gain) on disposals of bank premises and equipment	87	55	(84)
Net gain on sales of bank premises held for sale	(52)	—	(81)
Impairment losses on bank premises held for sale	50	580	—
Net gain on sales of foreclosed assets	(155)	(112)	(764)
Write-down of foreclosed assets	151	90	263
Amortization of intangibles	2,726	2,839	2,670
Decrease in fair value of mortgage servicing rights	1,883	174	1,615
Net loss (gain) on extinguishment of subordinated debt	391	—	—
Amortization of discount and issuance costs on subordinated notes and debentures	116	139	139
Amortization of discount on Federal Home Loan Bank advances	158	401	379
Amortization of premium on time deposits	—	(108)	(400)
Mortgage loans originated for sale	(49,176)	(62,649)	(69,663)
Proceeds from sale of mortgage loans	50,976	64,992	71,098
Net gain on sale of mortgage loans	(1,477)	(1,611)	(1,526)
Increase in cash surrender value of bank owned life insurance	(671)	(668)	(566)
Net gain on bank owned life insurance proceeds	—	(247)	—
Decrease (increase) in accrued interest receivable	991	(236)	(1,915)
Decrease in other assets	645	3,053	2,174
Increase (decrease) in other liabilities	(2,554)	1,967	(19,965)
Net cash provided by operating activities	85,070	89,372	65,829
See accompanying Notes to Consolidated Financial Statements

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	—	520	249
Purchase of interest-bearing time deposits with banks	—	(11)	(509)
Proceeds from sales of debt securities	4,125	69,174	185,280
Proceeds from sales and redemptions of equity securities	81	58	—
Proceeds from paydowns, maturities, and calls of debt securities	186,386	126,340	102,625
Purchase of debt securities	(234,264)	(105,147)	(2,640)
Purchase of equity securities	(64)	(196)	(397)
Purchase of loans	(9,782)	(14,566)	(61,009)
Net decrease (increase) in loans	22,338	(42,623)	(81,641)
Purchase of restricted stock	—	—	(23,832)
Proceeds from redemption of restricted stock	107	2,074	27,459
Proceeds from bank owned life insurance	—	831	—
Purchases of bank premises and equipment	(10,247)	(5,506)	(3,134)
Proceeds from sales of bank premises and equipment	76	2	222
Proceeds from sales of bank premises held for sale	319	—	351
Proceeds from sales of foreclosed assets	1,285	1,396	4,093
Net cash paid for acquisition of Town and Country	—	—	(14,454)
Net cash provided by (used in) investing activities	(39,640)	32,346	132,663

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	41,009	(83,075)	94,396
Net decrease in repurchase agreements	(28,969)	(13,473)	(639)
Net decrease in short-term Federal Home Loan Bank advances	—	—	(234,195)
Proceeds from long-term Federal Home Loan Bank advances	6,800	907	—
Repayment of long-term Federal Home Loan Bank advances	(7,888)	(700)	—
Repayment of subordinated notes	(40,000)	—	—
Taxes paid related to the vesting of restricted stock units	(691)	(331)	(181)
Repurchase of common stock	(4,505)	(4,423)	(8,907)
Cash dividends and dividend equivalents paid	(26,609)	(24,183)	(21,873)
Net cash used in financing activities	(60,853)	(125,278)	(171,399)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,423)	(3,560)	27,093
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	137,692	141,252	114,159
CASH AND CASH EQUIVALENTS AT END OF YEAR	$122,269	$137,692	$141,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$58,172	$64,723	$32,853
Net cash paid for income taxes:
Federal	$18,425	$16,425	$13,795
Illinois	7,875	6,195	6,150
Other states	315	1,256	567
Total	$26,615	$23,876	$20,512

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$2,040	$889	$1,143
Transfers of bank premises and equipment to bank premises held for sale	$—	$317	$35
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
Basis of Consolidation
The consolidated financial statements of HBT Financial include the accounts of the Company and its wholly owned bank subsidiary, Heartland Bank. Heartland Bank also maintains two limited liability companies that holds specific assets for risk mitigation and tax planning purposes and are consolidated into HBT Financial's consolidated financial statements.
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
Cash and Cash Equivalents
For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and amounts due from banks, all of which have an original maturity within 90 days or less. Cash flows from loans, deposits, and short-term Federal Home Loan Bank ("FHLB") advances are reported net.
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
Restricted Stock
Restricted stock, which consists of FHLB stock, is carried at cost and evaluated for impairment.
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
Lease Obligations
The Company leases certain bank premises under non-cancelable operating leases in the normal course of business operations. These lease obligations result in the recognition of right-of-use assets and associated lease contract liabilities. The amount of right-of-use assets and associated lease contract liabilities recorded is based on the present value of future minimum lease payments. The discount rate used is equal to the rate implicit in the lease, when readily determinable, or the Company’s incremental borrowing rate at lease inception, on a collateralized basis over a similar term. Right-of-use assets are included in other assets and lease contract liabilities are included in other liabilities in the consolidated balance sheets and were insignificant as of December 31, 2025 and 2024.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the original cost over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead is subject to an annual impairment evaluation. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2025 and 2024, the Company’s evaluations of goodwill indicated that goodwill was not impaired.
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
With regard to uncertain tax matters, the Company recognizes in the consolidated financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. Management has analyzed the tax positions taken by the Company and concluded as of December 31, 2025 and 2024, there are no material uncertain tax positions taken or expected to be taken that require recognition of a liability or disclosure in the consolidated financial statements. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.

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
The Company’s investment in the qualified affordable housing project meets the definition of a variable interest entity ("VIE") as the entity is structured such that the limited partner investors lack substantive voting rights. The managing member has both the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. Accordingly, the Company is not the primary beneficiary and is not required to consolidate this entity. The Company's maximum exposure to loss is limited to the carrying amount of the investment, which was $6.6 million as of December 31, 2025.
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
In conjunction with changes to the Company's applicable income tax rates, such as the impact of the conversion to a C Corporation in 2019, the Company recorded deferred income tax expense of $3.4 million related to the unrealized gains (losses) on debt securities through the income statement in accordance with ASC 740, Income Taxes. This difference will remain in accumulated other comprehensive income (loss) until the underlying debt securities are sold or mature or the underlying cash flow hedging relationships terminate in accordance with the portfolio approach.
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
On January 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands income tax disclosure requirements. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign, income tax expense (benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The amendments in this update are effective for years beginning after December 15, 2024. The Company adopted ASU 2023-09 retrospectively. This standard did not have an impact on the Company’s consolidated results of operations or financial position.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 expands the population of acquired financial assets subject to the gross-up approach in Topic 326. Loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this update are effective for years beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted, and the Company adopted this update on January 1, 2026. This standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 provides clarification on certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform. Consistent with the original objective of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the objective of ASU 2025-09 is to more closely align hedge accounting with the economics of an entity's risk management activities. The ASU requires public entities to apply the amendments prospectively. The amendments in this update are effective for years beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. This standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270, Interim Reporting. The amendments result in a comprehensive list of interim disclosures required by GAAP. The amendment also adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU allows public entities to apply the amendments either prospectively or retrospectively. The amendments in this update are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. This standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – BUSINESS COMBINATIONS
CNB Bank Shares, Inc.
On March 1, 2026, HBT Financial acquired 100% of the issued and outstanding common stock of CNB Bank Shares, Inc. (“CNB”), the holding company for CNB Bank & Trust, N.A. (“CNB Bank”), pursuant to an Agreement and Plan of Merger dated October 20, 2025. Under the Agreement and Plan of Merger, CNB merged with and into HBT Financial, with HBT Financial as the surviving entity, immediately followed by the merger of CNB Bank with and into Heartland Bank, with Heartland Bank as the surviving entity.
At the effective time of the merger, each share of CNB was converted into the right to receive, subject to the election and proration procedures as provided in the Merger Agreement, one of the following: (i) 1.0434 shares of HBT Financial's common stock, or (ii) $27.73 in cash, or (iii) a combination of cash and HBT Financial common stock. Total consideration consisted of approximately 5.5 million shares of HBT Financial's common stock and approximately $34 million in cash. In lieu of fractional shares, holders of CNB common stock received cash. Based upon the closing price of HBT Financial common stock of $26.96 on February 27, 2026, the aggregate transaction value was approximately $182 million.
This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at estimated fair values on the date of acquisition. Fair value assessments are incomplete as of the filing date of this Form 10-K. Fair values are subject to refinement up to one year after the closing date of March 1, 2026. The acquisition is a subsequent event and the financial results of CNB are not recognized in the consolidated financial statements as of and for the year ended December 31, 2025.
The combined company will have increased density in the central Illinois, Chicago MSA, and St. Louis MSA markets. There were no CNB acquisition-related expenses recognized prior to the fourth quarter of 2025. Acquisition-related expenses recognized during the year ended December 31, 2025 are summarized below.

Year Ended
(dollars in thousands)	December 31, 2025

NONINTEREST EXPENSE
Salaries	$43
Data processing	370
Legal fees and other noninterest expense	586
Total CNB acquisition-related expenses	$999

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The acquisition of Town and Country further enhanced HBT Financial’s footprint in central Illinois, and expanded our footprint into metro-east St. Louis. Acquisition-related expenses recognized during the years ended December 31, 2023 are summarized below. There were no Town and Country acquisition-related expenses recognized subsequent to the second quarter of 2023.

Year Ended
(dollars in thousands)	December 31, 2023

PROVISION FOR CREDIT LOSSES	$5,924
NONINTEREST EXPENSE
Salaries	3,584
Furniture and equipment	39
Data processing	2,031
Marketing and customer relations	24
Loan collection and servicing	125
Legal fees and other noninterest expense	1,964
Total noninterest expense	7,767
Total Town and Country acquisition-related expenses	$13,691

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
The following table provides the pro forma information for the results of operations for the year ended December 31, 2023 as if the acquisition of Town and Country had occurred on January 1, 2022. The pro forma results combine the historical results of Town and Country into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

Pro Forma
(dollars in thousands, except per share data)	Year Ended December 31, 2023
Total revenues (net interest income and noninterest income)	$230,171
Net income	66,056
Earnings per share - basic	2.07
Earnings per share - diluted	2.06

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$89,796	$—	$(4,252)	$—	$85,544
U.S. government agency	42,399	146	(1,123)	—	41,422
Municipal	152,144	188	(12,062)	—	140,270
Mortgage-backed:
Agency residential	364,567	3,605	(7,377)	—	360,795
Agency commercial	127,004	107	(7,174)	—	119,937
Corporate	65,957	621	(1,445)	—	65,133
Total available-for-sale	$841,867	$4,667	$(33,433)	$—	$813,101

	December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,496	$—	$(4,850)	$83,646	$—
Municipal	28,214	353	(58)	28,509	—
Mortgage-backed:
Agency residential	75,536	23	(2,544)	73,015	—
Agency commercial	266,500	25	(24,896)	241,629	—
Total held-to-maturity	$458,746	$401	$(32,348)	$426,799	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$119,690	$—	$(8,545)	$—	$111,145
U.S. government agency	55,742	—	(2,544)	—	53,198
Municipal	150,163	—	(19,484)	—	130,679
Mortgage-backed:
Agency residential	241,342	253	(14,227)	—	227,368
Agency commercial	128,823	3	(12,145)	—	116,681
Corporate	61,732	156	(2,910)	—	58,978
Total available-for-sale	$757,492	$412	$(59,855)	$—	$698,049

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,472	$—	$(8,819)	$79,653	$—
Municipal	35,862	48	(371)	35,539	—
Mortgage-backed:
Agency residential	85,643	—	(5,796)	79,847	—
Agency commercial	289,881	—	(39,734)	250,147	—
Total held-to-maturity	$499,858	$48	$(54,720)	$445,186	$—
As of December 31, 2025 and 2024, the Bank had debt securities with a carrying value of $412.8 million and $468.8 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of December 31, 2025, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$34,128	$33,783	$7,330	$7,257
Due after 1 year through 5 years	173,366	163,765	52,682	51,407
Due after 5 years through 10 years	119,292	112,595	54,764	51,590
Due after 10 years	23,510	22,226	1,934	1,901

Mortgage-backed:
Agency residential	364,567	360,795	75,536	73,015
Agency commercial	127,004	119,937	266,500	241,629
Total	$841,867	$813,101	$458,746	$426,799

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of December 31, 2025 and December 31, 2024, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	December 31, 2025
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(4,252)	$85,544	$(4,252)	$85,544
U.S. government agency	(18)	2,956	(1,105)	30,744	(1,123)	33,700
Municipal	(35)	4,525	(12,027)	123,881	(12,062)	128,406
Mortgage-backed:
Agency residential	(231)	45,392	(7,146)	121,114	(7,377)	166,506
Agency commercial	(7)	4,442	(7,167)	95,580	(7,174)	100,022
Corporate	(57)	8,728	(1,388)	24,932	(1,445)	33,660
Total available-for-sale	$(348)	$66,043	$(33,085)	$481,795	$(33,433)	$547,838

	December 31, 2024
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(8,545)	$111,145	$(8,545)	$111,145
U.S. government agency	(141)	7,594	(2,403)	45,604	(2,544)	53,198
Municipal	(8)	2,634	(19,476)	127,776	(19,484)	130,410
Mortgage-backed:
Agency residential	(2,041)	81,055	(12,186)	129,178	(14,227)	210,233
Agency commercial	(125)	3,327	(12,020)	112,118	(12,145)	115,445
Corporate	(4)	1,996	(2,906)	43,064	(2,910)	45,060
Total available-for-sale	$(2,319)	$96,606	$(57,536)	$568,885	$(59,855)	$665,491
As of December 31, 2025, there were 539 debt securities in an unrealized loss position for a period of twelve months or more, and 27 debt securities in an unrealized loss position for a period of less than twelve months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Municipal securities include general obligation bonds which have a very low historical default rate due to issuers generally having taxing authority to service the debt and represent approximately 75% of the total fair value of our municipal securities portfolio as of December 31, 2025. The remainder of the municipal securities are also of high credit quality with ratings of Aa2/AA or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in municipal securities were considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
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
As of December 31, 2025, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $5.5 million and $5.1 million as of December 31, 2025 and 2024, respectively.
Sales of debt securities were as follows during the year ended December 31:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Proceeds from sales	$4,125	$69,174	$185,280
Gross realized gains	—	—	—
Gross realized losses	(200)	(3,697)	(1,820)

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	December 31, 2025
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,981
Cumulative net unrealized gains (losses)	198	(369)
Carrying value	$3,322	$2,612

	December 31, 2024
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,998
Cumulative net unrealized gains (losses)	191	(369)
Carrying value	$3,315	$2,629
As of December 31, 2025 and December 31, 2024, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Readily determinable fair value	$7	$(25)	$330
No readily determinable fair value	—	(34)	(170)
Unrealized gains (losses) on equity securities	$7	$(59)	$160

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024

Commercial and industrial	$399,760	$428,389
Commercial real estate - owner occupied	320,434	322,316
Commercial real estate - non-owner occupied	937,094	899,565
Construction and land development	280,254	374,657
Multi-family	544,941	431,524
One-to-four family residential	445,463	463,968
Agricultural and farmland	275,251	293,375
Municipal, consumer, and other	253,012	252,352
Loans, before allowance for credit losses	3,456,209	3,466,146
Allowance for credit losses	(41,690)	(42,044)
Loans, net of allowance for credit losses	$3,414,519	$3,424,102
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
At December 31, 2025, the economic forecast used by management anticipates that the unemployment rate will remain relatively flat and moderate growth in gross domestic product ("GDP") during 2026. After the forecast period, the Company reverts to long-term averages over a 4-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables detail activity in the allowance for credit losses:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Balance, December 31, 2022	$3,279	$1,193	$6,721	$4,223	$1,472	$1,759	$796	$5,890	$25,333
Adoption of ASC 326	(822)	587	501	1,969	85	797	1,567	2,299	6,983
PCD allowance established in acquisition	69	127	239	240	68	492	5	7	1,247
Provision for credit losses	2,823	352	187	(487)	1,931	2,004	(1,399)	1,254	6,665
Charge-offs	(428)	(5)	(202)	—	—	(34)	—	(690)	(1,359)
Recoveries	59	18	268	53	281	186	6	308	1,179
Balance, December 31, 2023	4,980	2,272	7,714	5,998	3,837	5,204	975	9,068	40,048
Provision for credit losses	1,677	825	3,407	(1,699)	682	(1,438)	246	54	3,754
Charge-offs	(1,448)	(6)	—	—	(188)	(298)	(62)	(1,282)	(3,284)
Recoveries	148	16	586	3	—	440	11	322	1,526
Balance, December 31, 2024	5,357	3,107	11,707	4,302	4,331	3,908	1,170	8,162	42,044
Provision for credit losses	3,468	1,364	(3,002)	(472)	1,233	(164)	(461)	138	2,104
Charge-offs	(2,449)	(125)	—	(8)	(80)	(548)	(24)	(627)	(3,861)
Recoveries	599	37	—	77	—	339	73	278	1,403
Balance, December 31, 2025	$6,975	$4,383	$8,705	$3,899	$5,484	$3,535	$758	$7,951	$41,690

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gross charge-offs, further sorted by origination year, were as follows during the year ended December 31, 2025 and 2024.

	Gross Charge-Offs for the Year Ended December 31, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$12	$1	$905	$195	$46	$—	$1,290	$—	$2,449
Commercial real estate - owner occupied	—	—	124	—	1	—	—	—	125
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	2	—	2	—	4	—	—	8
Multi-family	—	80	—	—	—	—	—	—	80
One-to-four family residential	—	20	—	45	—	480	3	—	548
Agricultural and farmland	—	9	—	—	—	—	15	—	24
Municipal, consumer, and other	371	75	2	—	—	—	179	—	627
Total	$383	$187	$1,031	$242	$47	$484	$1,487	$—	$3,861

	Gross Charge-Offs for the Year Ended December 31, 2024
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior

Commercial and industrial	$—	$1,264	$75	$—	$—	$11	$98	$—	$1,448
Commercial real estate - owner occupied	6	—	—	—	—	—	—	—	6
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	188	—	—	—	—	188
One-to-four family residential	—	1	8	15	4	182	88	—	298
Agricultural and farmland	—	—	44	—	—	—	18	—	62
Municipal, consumer, and other	415	63	11	—	—	529	264	—	1,282
Total	$421	$1,328	$138	$203	$4	$722	$468	$—	$3,284

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans and the related allowance for credit losses by category:

	December 31, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$398,573	$318,669	$932,972	$280,254	$544,941	$442,029	$274,086	$239,364	$3,430,888
Individually evaluated for impairment	1,187	1,765	4,122	—	—	3,434	1,165	13,648	25,321
Total	$399,760	$320,434	$937,094	$280,254	$544,941	$445,463	$275,251	$253,012	$3,456,209

Allowance for credit losses:
Collectively evaluated for impairment	$6,739	$3,764	$8,705	$3,899	$5,484	$3,525	$758	$6,691	$39,565
Individually evaluated for impairment	236	619	—	—	—	10	—	1,260	2,125
Total	$6,975	$4,383	$8,705	$3,899	$5,484	$3,535	$758	$7,951	$41,690

	December 31, 2024
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated for impairment	$427,737	$322,159	$884,832	$374,408	$431,432	$459,790	$293,240	$241,765	$3,435,363
Individually evaluated for impairment	652	157	14,733	249	92	4,178	135	10,587	30,783
Total	$428,389	$322,316	$899,565	$374,657	$431,524	$463,968	$293,375	$252,352	$3,466,146

Allowance for credit losses:
Collectively evaluated for impairment	$5,344	$3,107	$11,201	$4,269	$4,239	$3,747	$1,170	$5,901	$38,978
Individually evaluated for impairment	13	—	506	33	92	161	—	2,261	3,066
Total	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	December 31, 2025
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$362	$825	$1,187	$236
Commercial real estate - owner occupied	1,765	—	—	1,765	619
Commercial real estate - non-owner occupied	4,122	—	—	4,122	—
Construction and land development	—	—	—	—	—
Multi-family	—	—	—	—	—
One-to-four family residential	3,434	—	—	3,434	10
Agricultural and farmland	736	—	429	1,165	—
Municipal, consumer, and other	9,768	—	3,880	13,648	1,260
Total	$19,825	$362	$5,134	$25,321	$2,125

	December 31, 2024
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$627	$25	$652	$13
Commercial real estate - owner occupied	157	—	—	157	—
Commercial real estate - non-owner occupied	14,733	—	—	14,733	506
Construction and land development	249	—	—	249	33
Multi-family	92	—	—	92	92
One-to-four family residential	4,178	—	—	4,178	161
Agricultural and farmland	—	—	135	135	—
Municipal, consumer, and other	10,569	5	13	10,587	2,261
Total	$29,978	$632	$173	$30,783	$3,066
Accrued interest on loans is excluded from the estimate of credit losses and totaled $18.2 million and $19.6 million as of December 31, 2025 and 2024, respectively.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present loans by category based on current payment and accrual status:

	December 31, 2025
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$397,254	$1,319	$—	$1,187	$399,760
Commercial real estate - owner occupied	318,094	575	—	1,765	320,434
Commercial real estate - non-owner occupied	934,230	2,864	—	—	937,094
Construction and land development	279,980	274	—	—	280,254
Multi-family	544,941	—	—	—	544,941
One-to-four family residential	440,247	1,782	—	3,434	445,463
Agricultural and farmland	274,086	—	—	1,165	275,251
Municipal, consumer, and other	252,814	193	—	5	253,012
Total	$3,441,646	$7,007	$—	$7,556	$3,456,209

	December 31, 2024
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$425,859	$1,878	$—	$652	$428,389
Commercial real estate - owner occupied	321,805	354	—	157	322,316
Commercial real estate - non-owner occupied	897,445	299	—	1,821	899,565
Construction and land development	373,933	475	—	249	374,657
Multi-family	431,432	—	—	92	431,524
One-to-four family residential	459,069	721	—	4,178	463,968
Agricultural and farmland	293,231	9	—	135	293,375
Municipal, consumer, and other	251,798	182	4	368	252,352
Total	$3,454,572	$3,918	$4	$7,652	$3,466,146

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	December 31, 2025
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$565	$622	$1,187
Commercial real estate - owner occupied	886	879	1,765
Commercial real estate - non-owner occupied	—	—	—
Construction and land development	—	—	—
Multi-family	—	—	—
One-to-four family residential	133	3,301	3,434
Agricultural and farmland	—	1,165	1,165
Municipal, consumer, and other	—	5	5
Total	$1,584	$5,972	$7,556

	December 31, 2024
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$185	$467	$652
Commercial real estate - owner occupied	—	157	157
Commercial real estate - non-owner occupied	—	1,821	1,821
Construction and land development	216	33	249
Multi-family	92	—	92
One-to-four family residential	654	3,524	4,178
Agricultural and farmland	—	135	135
Municipal, consumer, and other	—	368	368
Total	$1,147	$6,505	$7,652

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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as doubtful as of December 31, 2025 and December 31, 2024.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present loans by category based on their assigned risk ratings determined by management:

	December 31, 2025
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$369,941	$18,960	$2,591	$8,268	$399,760
Commercial real estate - owner occupied	291,831	17,681	3,774	7,148	320,434
Commercial real estate - non-owner occupied	889,380	33,391	308	14,015	937,094
Construction and land development	269,932	540	975	8,807	280,254
Multi-family	503,133	41,808	—	—	544,941
One-to-four family residential	431,553	5,741	1,646	6,523	445,463
Agricultural and farmland	246,820	13,625	2,494	12,312	275,251
Municipal, consumer, and other	239,322	20	—	13,670	253,012
Total	$3,241,912	$131,766	$11,788	$70,743	$3,456,209

	December 31, 2024
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$404,779	$16,429	$1,957	$5,224	$428,389
Commercial real estate - owner occupied	297,150	14,969	2,713	7,484	322,316
Commercial real estate - non-owner occupied	843,487	21,594	—	34,484	899,565
Construction and land development	351,657	1,376	20,847	777	374,657
Multi-family	411,842	3,855	15,735	92	431,524
One-to-four family residential	448,869	6,641	710	7,748	463,968
Agricultural and farmland	269,926	18,154	521	4,774	293,375
Municipal, consumer, and other	236,686	929	4,107	10,630	252,352
Total	$3,264,396	$83,947	$46,590	$71,213	$3,466,146

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of loans, further sorted by origination year, are as follows as of December 31, 2025:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Commercial and industrial
Pass	$45,966	$46,995	$39,709	$30,655	$7,983	$15,680	$171,444	$11,509	$369,941
Pass-Watch	457	145	1,328	254	821	12	15,847	96	18,960
Special Mention	134	—	36	331	—	—	255	1,835	2,591
Substandard	198	514	743	1,122	110	705	3,821	1,055	8,268
Total	$46,755	$47,654	$41,816	$32,362	$8,914	$16,397	$191,367	$14,495	$399,760

Commercial real estate - owner occupied
Pass	$53,050	$59,585	$20,402	$47,115	$43,983	$50,548	$16,267	$881	$291,831
Pass-Watch	4,739	1,352	199	1,729	1,897	681	7,084	—	17,681
Special Mention	2,274	—	—	—	—	—	1,500	—	3,774
Substandard	2,267	—	158	1,842	1,146	713	457	565	7,148
Total	$62,330	$60,937	$20,759	$50,686	$47,026	$51,942	$25,308	$1,446	$320,434

Commercial real estate - non-owner occupied
Pass	$224,400	$73,631	$93,259	$193,916	$189,265	$91,394	$21,926	$1,589	$889,380
Pass-Watch	7,645	5,704	391	1,693	2,898	14,314	746	—	33,391
Special Mention	—	42	—	—	266	—	—	—	308
Substandard	11,307	—	194	—	—	2,514	—	—	14,015
Total	$243,352	$79,377	$93,844	$195,609	$192,429	$108,222	$22,672	$1,589	$937,094

Construction and land development
Pass	$162,752	$56,846	$24,151	$1,460	$12,853	$676	$10,970	$224	$269,932
Pass-Watch	18	245	—	—	—	16	—	261	540
Special Mention	—	—	274	—	—	—	—	701	975
Substandard	—	—	—	8,758	—	49	—	—	8,807
Total	$162,770	$57,091	$24,425	$10,218	$12,853	$741	$10,970	$1,186	$280,254

Multi-family
Pass	$175,366	$73,457	$45,977	$70,197	$81,169	$53,452	$2,483	$1,032	$503,133
Pass-Watch	—	—	11,990	29,246	572	—	—	—	41,808
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$175,366	$73,457	$57,967	$99,443	$81,741	$53,452	$2,483	$1,032	$544,941

One-to-four family residential
Pass	$75,509	$25,965	$65,431	$69,197	$56,878	$71,763	$61,555	$5,255	$431,553
Pass-Watch	151	146	632	761	1,089	2,498	233	231	5,741
Special Mention	31	—	598	902	—	—	—	115	1,646
Substandard	435	187	484	353	279	4,486	22	277	6,523
Total	$76,126	$26,298	$67,145	$71,213	$58,246	$78,747	$61,810	$5,878	$445,463

Agricultural and farmland
Pass	$47,469	$28,223	$27,972	$15,041	$25,152	$20,220	$82,342	$401	$246,820
Pass-Watch	2,367	513	1,047	2,066	868	805	5,878	81	13,625
Special Mention	1,253	—	8	—	5	—	1,148	80	2,494
Substandard	600	331	2,325	1,819	903	3,094	1,687	1,553	12,312
Total	$51,689	$29,067	$31,352	$18,926	$26,928	$24,119	$91,055	$2,115	$275,251

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2025	2024	2023	2022	2021	Prior
Municipal, consumer, and other
Pass	$58,427	$25,595	$17,346	$17,779	$21,868	$43,957	$54,349	$1	$239,322
Pass-Watch	17	—	—	—	—	1	2	—	20
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	7	5	3	1	9	13,643	2	—	13,670
Total	$58,451	$25,600	$17,349	$17,780	$21,877	$57,601	$54,353	$1	$253,012

Total by risk rating
Pass	$842,939	$390,297	$334,247	$445,360	$439,151	$347,690	$421,336	$20,892	$3,241,912
Pass-Watch	15,394	8,105	15,587	35,749	8,145	18,327	29,790	669	131,766
Special Mention	3,692	42	916	1,233	271	—	2,903	2,731	11,788
Substandard	14,814	1,037	3,907	13,895	2,447	25,204	5,989	3,450	70,743
Total	$876,839	$399,481	$354,657	$496,237	$450,014	$391,221	$460,018	$27,742	$3,456,209

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of loans, further sorted by origination year, are as follows as of December 31, 2024:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Commercial and industrial
Pass	$46,635	$43,007	$44,701	$11,617	$17,913	$41,397	$197,516	$1,993	$404,779
Pass-Watch	475	1,310	186	1,121	—	1,775	10,613	949	16,429
Special Mention	—	281	272	173	—	—	1,231	—	1,957
Substandard	—	1,913	1,016	721	—	—	939	635	5,224
Total	$47,110	$46,511	$46,175	$13,632	$17,913	$43,172	$210,299	$3,577	$428,389

Commercial real estate - owner occupied
Pass	$63,546	$23,607	$56,509	$48,867	$39,679	$44,108	$19,766	$1,068	$297,150
Pass-Watch	6,478	395	3,698	2,111	542	1,374	371	—	14,969
Special Mention	1,877	—	—	150	—	—	686	—	2,713
Substandard	819	700	506	3,707	1,241	511	—	—	7,484
Total	$72,720	$24,702	$60,713	$54,835	$41,462	$45,993	$20,823	$1,068	$322,316

Commercial real estate - non-owner occupied
Pass	$92,125	$108,688	$245,168	$222,479	$84,054	$65,935	$23,425	$1,613	$843,487
Pass-Watch	3,173	421	6,656	4,031	2,442	4,871	—	—	21,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	23,245	9,191	—	—	—	2,048	—	—	34,484
Total	$118,543	$118,300	$251,824	$226,510	$86,496	$72,854	$23,425	$1,613	$899,565

Construction and land development
Pass	$181,274	$73,773	$65,045	$21,542	$590	$693	$8,228	$512	$351,657
Pass-Watch	—	—	—	—	—	18	697	661	1,376
Special Mention	—	—	8,750	12,097	—	—	—	—	20,847
Substandard	475	—	216	—	—	86	—	—	777
Total	$181,749	$73,773	$74,011	$33,639	$590	$797	$8,925	$1,173	$374,657

Multi-family
Pass	$46,969	$80,450	$88,823	$101,284	$50,652	$40,839	$2,375	$450	$411,842
Pass-Watch	2,791	—	567	—	—	492	—	5	3,855
Special Mention	6,936	—	—	—	8,799	—	—	—	15,735
Substandard	92	—	—	—	—	—	—	—	92
Total	$56,788	$80,450	$89,390	$101,284	$59,451	$41,331	$2,375	$455	$431,524

One-to-four family residential
Pass	$44,914	$87,184	$79,834	$71,466	$57,258	$43,455	$59,446	$5,312	$448,869
Pass-Watch	1,126	1,271	936	242	405	2,252	134	275	6,641
Special Mention	—	—	—	592	118	—	—	—	710
Substandard	281	522	861	473	382	4,824	16	389	7,748
Total	$46,321	$88,977	$81,631	$72,773	$58,163	$50,531	$59,596	$5,976	$463,968

Agricultural and farmland
Pass	$42,272	$35,593	$32,146	$28,714	$27,865	$7,656	$94,977	$703	$269,926
Pass-Watch	100	2,671	1,424	1,403	508	861	10,633	554	18,154
Special Mention	134	87	—	—	—	—	300	—	521
Substandard	332	51	494	9	3,183	—	319	386	4,774
Total	$42,838	$38,402	$34,064	$30,126	$31,556	$8,517	$106,229	$1,643	$293,375

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2024	2023	2022	2021	2020	Prior
Municipal, consumer, and other
Pass	$77,779	$37,678	$14,475	$23,204	$12,479	$37,460	$33,611	$—	$236,686
Pass-Watch	103	50	6	12	—	757	1	—	929
Special Mention	—	—	—	—	—	4,107	—	—	4,107
Substandard	21	5	33	—	—	10,570	1	—	10,630
Total	$77,903	$37,733	$14,514	$23,216	$12,479	$52,894	$33,613	$—	$252,352

Total by risk rating
Pass	$595,514	$489,980	$626,701	$529,173	$290,490	$281,543	$439,344	$11,651	$3,264,396
Pass-Watch	14,246	6,118	13,473	8,920	3,897	12,400	22,449	2,444	83,947
Special Mention	8,947	368	9,022	13,012	8,917	4,107	2,217	—	46,590
Substandard	25,265	12,382	3,126	4,910	4,806	18,039	1,275	1,410	71,213
Total	$643,972	$508,848	$652,322	$556,015	$308,110	$316,089	$465,285	$15,505	$3,466,146
Modifications
There were no loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2025. The Company modified one commercial and industrial loan to a borrower experiencing financial difficulty during the year ended December 31, 2024. The modification included an interest rate reduction and a term extension.
As of December 31, 2025, there were no loans modified to borrowers experiencing financial difficulty within the last 12 months. As of December 31, 2024, the loans modified to borrowers experiencing financial difficulty within the last 12 months had a carrying balance of $0.5 million and were current and performing in accordance with the modified terms.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.42 billion and $1.55 billion as of December 31, 2025 and 2024, respectively. Activity in mortgage servicing rights was as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Beginning balance	$18,827	$19,001	$10,147
Acquired	—	—	10,469
Capitalized servicing rights	592	726	726
Fair value adjustments attributable to payments and principal reductions	(2,128)	(2,083)	(2,110)
Fair value adjustments attributable to changes in valuation inputs and assumptions	(347)	1,183	(231)
Ending balance	$16,944	$18,827	$19,001

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - BANK PREMISES AND EQUIPMENT
Bank premises and equipment are stated at cost less accumulated depreciation as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024

Land, buildings, and improvements	$105,283	$98,426
Furniture, fixtures, and equipment	20,465	26,270
Total bank premises and equipment	125,748	124,696
Less accumulated depreciation	52,106	57,938
Total bank premises and equipment, net	$73,642	$66,758
Depreciation expense by category is as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Buildings and improvements	$2,197	$1,990	$1,879
Furniture, fixtures, and equipment	1,003	954	1,229
Total depreciation expense	$3,200	$2,944	$3,108
NOTE 7 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Beginning balance	$367	$852	$3,030
Acquired	—	—	271
Transfers from loans	2,040	889	1,143
Proceeds from sales	(1,285)	(1,396)	(4,093)
Net gain on sales	155	112	764
Direct write-downs	(151)	(90)	(263)
Ending balance	$1,126	$367	$852
Gains (losses) on foreclosed assets included the following:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Direct write-downs	$(151)	$(90)	$(263)
Net gain on sales	155	112	764
Gains on foreclosed assets	$4	$22	$501
As of December 31, 2025 and 2024, the carrying value of foreclosed one-to-four family residential real estate properties held was $0.9 million and $0.3 million, respectively. As of December 31, 2025, there were 3 one-to-four family residential real estate loans in the process of foreclosure totaling $0.2 million. As of December 31, 2024, there were 19 one-to-four family residential real estate loans in the process of foreclosure totaling $1.8 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not record additions to goodwill for the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company recorded goodwill of $30.5 million related to the acquisition of Town and Country.
The following table summarizes the changes in the Company's intangible assets:

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Core Deposit Intangible	Customer Relationship Intangible	Core Deposit Intangible	Customer Relationship Intangible

Beginning balance	$17,035	$808	$19,774	$908	$1,070	$—
Additions	—	—	—	—	21,282	1,000
Amortization	(2,626)	(100)	(2,739)	(100)	(2,578)	(92)
Ending balance	$14,409	$708	$17,035	$808	$19,774	$908
Accumulated amortization	$28,790	$292	$26,164	$192	$23,425	$92
Amortization of intangible assets for the years subsequent to December 31, 2025 is expected to be as follows (dollars in thousands):

Year ended December 31,
2026	$2,411
2027	2,338
2028	2,255
2029	2,162
2030	2,056
Thereafter	3,895
Total	$15,117
NOTE 9 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	December 31, 2025	December 31, 2024

Noninterest-bearing deposits	$1,049,043	$1,046,405
Interest-bearing deposits:
Interest-bearing demand	1,144,416	1,099,061
Money market	839,097	820,825
Savings	564,220	566,533
Time	762,487	785,430
Total interest-bearing deposits	3,310,220	3,271,849
Total deposits	$4,359,263	$4,318,254

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $289.9 million and $229.4 million as of December 31, 2025 and 2024, respectively. There were no brokered deposits as of December 31, 2025 and 2024.
The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $201.4 million and $202.2 million as of December 31, 2025 and 2024, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $445.7 million and $455.2 million as of December 31, 2025 and 2024, respectively.
The components of interest expense on deposits were as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Interest-bearing demand	$6,498	$5,499	$3,130
Money market	18,112	18,637	7,352
Savings	1,540	1,621	1,033
Time	25,539	28,183	10,784
Brokered	—	2,107	2,836
Total interest expense on deposits	$51,689	$56,047	$25,135
At December 31, 2025, the scheduled maturities of time deposits are as follows (dollars in thousands):

Year ended December 31,
2026	$708,504
2027	42,744
2028	6,192
2029	2,646
2030	2,240
Thereafter	161
Total	$762,487
NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Information pertaining to securities sold under agreements to repurchase is as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024

Balance at end of year	$—	$28,969
Weighted average rate as of end of year	—%	2.58%
Fair value of securities underlying the agreements	$—	$34,335
Carrying value of securities underlying the agreements	$—	$37,628
During the first half of 2025, the Company transitioned the vast majority of repurchase agreement account balances to reciprocal interest-bearing demand deposit accounts. As a result, there were no securities sold under agreements to repurchase as of December 31, 2025.
As of December 31, 2024, all repurchase agreements were sweep instruments. The securities underlying the agreements were under the Company’s control in safekeeping at third-party financial institutions, and included debt securities.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - BORROWINGS
FHLB advances totaled $12.3 million with a weighted average interest rate of 0.66% as of December 31, 2025 and totaled $13.2 million with a weighted average interest rate of 0.54% as of December 31, 2024. The FHLB advances outstanding as of December 31, 2025 mature between 2026 and 2030.
Borrowings from the FHLB are secured by the FHLB stock held by the Company and pledged security in the form of qualifying loans. The loans pledged as of December 31, 2025 and 2024 totaled $1.96 billion and $1.91 billion, respectively. As of December 31, 2025 and 2024, loans pledged also served as collateral for credit exposure of $0.4 million associated with the Bank’s participation in the FHLB’s Mortgage Partnership Finance Program. As of December 31, 2025 and 2024, loans pledged also served as collateral for letters of credit for the benefit of uninsured public funds deposits totaling $70.2 million and $70.0 million, respectively.
The Bank also had available borrowings through the discount window of the Federal Reserve Bank of Chicago. Available borrowings are based on the collateral pledged. As of December 31, 2025 and 2024, debt securities with a carrying value of $119.6 million and $108.0 million, respectively, were pledged to secure available borrowings.
NOTE 12 - SUBORDINATED NOTES
The face value and carrying value of the subordinated notes are summarized below:

(dollars in thousands)	December 31, 2025	December 31, 2024

Subordinated notes, at face value	$—	$40,000
Unamortized issuance costs	—	(447)
Subordinated notes, at carrying value	$—	$39,553
On September 3, 2020, the Company issued $40.0 million of fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which were unsecured obligations of the Company, had a fixed interest rate of 4.50% for the first five years after issuance and thereafter had interest at a floating rate equal to three-month SOFR, as determined on the Floating Interest Determination Date, plus 4.37%. Interest was payable semi-annually during the five year fixed rate period and quarterly during the subsequent five year floating rate period. The subordinated notes had a redemption in whole or in part on any interest payment date on or after September 15, 2025.
On September 15, 2025, the Company redeemed all $40.0 million of the fixed-to-floating rate subordinated notes issued on September 3, 2020 at a redemption price equal to 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest. As a result of the transaction, the company recognized a $0.4 million loss on extinguishment of debt, which was included in noninterest expense. The loss represents the acceleration of the unamortized issuance costs.
As of December 31, 2024, 100% of the subordinated notes qualified as Tier 2 capital.
NOTE 13 – JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS
Eight subsidiary business trusts of the Company have issued floating rate capital securities (“capital securities”) which are guaranteed by the Company.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In accordance with GAAP, the trusts are not consolidated in the Company’s financial statements.
The face values and carrying values of the junior subordinated debentures are summarized as follows:

		Carrying Value
(dollars in thousands)	Face Value	December 31, 2025	December 31, 2024

Heartland Bancorp, Inc. Capital Trust B	$10,310	$10,310	$10,310
Heartland Bancorp, Inc. Capital Trust C	10,310	10,310	10,310
Heartland Bancorp, Inc. Capital Trust D	5,155	5,155	5,155
FFBI Capital Trust I	7,217	7,217	7,217
National Bancorp Statutory Trust I	5,773	4,985	4,919
Town and Country Statutory Trust II	4,124	4,347	4,374
Town and Country Statutory Trust III	7,732	7,601	7,590
West Plains Investors Statutory Trust I	3,093	2,984	2,974
Total	$53,714	$52,909	$52,849
The interest rates on the junior subordinated debentures are variable, reset quarterly, and are equal to the three-month term SOFR, as determined on the SOFR Determination Date immediately preceding the Distribution Payment Date specific to each junior subordinated debenture, plus a fixed percentage.
The interest rates and maturities of the junior subordinated debentures are summarized as follows:

			Interest Rate at
	Variable Interest Rate		December 31, 2025	December 31, 2024	Maturity Date
Heartland Bancorp, Inc. Capital Trust B	SOFR plus	3.01%	6.92%	7.67%	April 6, 2034
Heartland Bancorp, Inc. Capital Trust C	SOFR plus	1.79	5.51	6.15	June 15, 2037
Heartland Bancorp, Inc. Capital Trust D	SOFR plus	1.61	5.33	5.97	September 15, 2037
FFBI Capital Trust I	SOFR plus	3.06	6.97	7.72	April 6, 2034
National Bancorp Statutory Trust I	SOFR plus	3.16	6.88	7.52	December 15, 2037
Town and Country Statutory Trust II	SOFR plus	3.05	6.76	7.40	March 17, 2034
Town and Country Statutory Trust III	SOFR plus	1.94	5.66	6.30	March 22, 2037
West Plains Investors Statutory Trust I	SOFR plus	1.71	5.43	6.07	June 15, 2037

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
Under current banking regulations, bank holding companies are allowed to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. As of December 31, 2025 and 2024, 100% of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.
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
The interest rate swap agreement designated as a cash flow hedge was as follows:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets	$—	$—	$7,000	$38
The interest rate swap agreement matured in April 2025. The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$38	$348	$468

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$6,344	$75	$—	$—
Interest rate swaps with a financial institution counterparty	73,011	2,915	79,416	5,515
Total fair value recorded in other assets	$79,355	$2,990	$79,416	$5,515

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$73,011	$(2,915)	$79,416	$(5,515)
Interest rate swaps with a financial institution counterparty	6,344	(75)	—	—
Total fair value recorded in other liabilities	$79,355	$(2,990)	$79,416	$(5,515)
As of December 31, 2025, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2040.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Not designated as hedging instruments:
Gross gains	$4,335	$10,781	$11,198
Gross losses	(4,335)	(10,781)	(11,198)
Net gains (losses)	$—	$—	$—

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

(dollars in thousands)	December 31, 2025	December 31, 2024

Risk participation agreements sold
Number of risk participation agreements	1	1
Notional amount	$5,268	$5,268
Fair value	(10)	(10)
NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities		Derivatives	Total
(dollars in thousands)	Available-for-Sale	Held-to-Maturity

Balance, December 31, 2022	$(61,998)	$(9,946)	$185	$(71,759)
Other comprehensive income before reclassifications	16,949	—	161	17,110
Reclassifications	1,820	1,954	(468)	3,306
Other comprehensive income (loss), before tax	18,769	1,954	(307)	20,416
Income tax expense (benefit)	5,350	557	(87)	5,820
Other comprehensive income (loss), after tax	13,419	1,397	(220)	14,596
Balance, December 31, 2023	(48,579)	(8,549)	(35)	(57,163)
Other comprehensive income before reclassifications	9,023	—	64	9,087
Reclassifications	3,697	1,992	(348)	5,341
Other comprehensive income (loss), before tax	12,720	1,992	(284)	14,428
Income tax expense (benefit)	3,549	562	(81)	4,030
Other comprehensive income (loss), after tax	9,171	1,430	(203)	10,398
Balance, December 31, 2024	(39,408)	(7,119)	(238)	(46,765)
Other comprehensive income before reclassifications	30,477	—	—	30,477
Reclassifications	200	1,974	(38)	2,136
Other comprehensive income (loss), before tax	30,677	1,974	(38)	32,613
Income tax expense (benefit)	8,589	553	(276)	8,866
Other comprehensive income, after tax	22,088	1,421	238	23,747
Balance, December 31, 2025	$(17,320)	$(5,698)	$—	$(23,018)
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
NOTE 16 – INCOME TAXES
Allocation of income tax expense between current and deferred portions is as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Current
Federal	$18,731	$17,090	$12,538
State	8,438	7,517	6,384
Total current	27,169	24,607	18,922

Deferred
Federal	268	307	2,811
State	61	689	1,006
Total deferred	329	996	3,817
Income tax expense	$27,498	$25,603	$22,739
The Company had no income from foreign sources and therefore had no foreign income tax expense. Income tax expense differs from the statutory federal rate due to the following:

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income tax, at US statutory rate	$21,946	21.0%	$20,450	21.0%	$18,602	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	6,711	6.4	6,174	6.3	5,838	6.6
Nontaxable or nondeductible items:
Federally tax exempt interest income	(1,417)	(1.3)	(1,391)	(1.4)	(1,767)	(2.0)
Other	255	0.2	89	0.1	266	0.3
Tax credits	(186)	(0.2)	(137)	(0.1)	(190)	(0.2)
Other	189	0.2	418	0.4	(10)	—
Income tax expense	$27,498	26.3%	$25,603	26.3%	$22,739	25.7%
The effective tax rate differs from the federal statutory rate primarily due to state taxes, net of the federal tax benefit, and federally tax exempt interest income. Illinois state taxes made up the majority of the state tax effect. Tax credits include projected tax losses from, as well as amortization of, tax credit investments.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the deferred tax assets and liabilities are as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024

Deferred tax assets
Allowance for credit losses	$12,709	$12,523
Compensation related	3,146	3,119
Deferred loan fees	965	692
Nonaccrual interest	632	673
Goodwill	—	3
Net operating loss carryforward	62	99
Net unrealized losses on debt securities	10,282	19,424
Other purchase accounting adjustments	2,952	4,012
Other	648	699
Total deferred tax assets	31,396	41,244

Deferred tax liabilities
Fixed asset depreciation	3,569	3,172
Mortgage servicing rights	4,699	5,224
Intangible assets	4,087	4,899
Prepaid assets	1,087	982
Goodwill	59	—
Other	655	532
Total deferred tax liabilities	14,156	14,809
Net deferred tax asset	$17,240	$26,435
As of December 31, 2025, the Company had an Illinois net operating loss carryforward of $0.8 million which is available to offset future Illinois taxable income. The Illinois net operating loss carryforward is subject to a $500 thousand limitation through 2027 and will begin to expire in 2047. Management believes that it is more likely than not that the deferred tax assets included in the balance sheet will be realized, and that a valuation allowance was not required for deferred tax assets as of December 31, 2025 and 2024.
The Company files consolidated federal and state income tax returns. The Company is generally no longer subject to federal or state income tax examinations for years prior to 2022.
NOTE 17 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution from the Company’s outstanding restricted stock units and performance restricted stock units.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Numerator:
Net income	$77,008	$71,780	$65,842
Earnings allocated to participating securities	—	—	(36)
Numerator for earnings per share - basic and diluted	$77,008	$71,780	$65,806

Denominator:
Weighted average common shares outstanding	31,502,351	31,590,117	31,626,308
Dilutive effect of outstanding restricted stock units	108,953	122,363	111,839
Weighted average common shares outstanding, including all dilutive potential shares	31,611,304	31,712,480	31,738,147

Earnings per share - basic	$2.44	$2.27	$2.08
Earnings per share - diluted	$2.44	$2.26	$2.07
NOTE 18 - EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
During the years ended December 31, 2025, 2024, and 2023, the Company’s profit sharing plan contribution expense amounted to $1.9 million, $1.8 million, and $1.7 million, respectively. The Company’s contributions vest to employees ratably over a six-year period.
Medical Insurance Benefits
The Company is partially self-insured for medical claims filed by its employees. During the years ended December 31, 2025, 2024, and 2023, medical benefits expense amounted to $9.4 million, $7.8 million, and $6.2 million, respectively.

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
The following is a summary of stock-based compensation expense (benefit):

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Restricted stock units	$1,196	$1,061	$1,204
Performance restricted stock units	747	691	749
Total awards classified as equity	1,943	1,752	1,953
Stock appreciation rights	170	(32)	95
Total stock-based compensation expense	$2,113	$1,720	$2,048
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
During the years ended December 31, 2025, 2024, and 2023, the total grant date fair value of the restricted stock units granted was $1.1 million, $1.0 million, and $1.0 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the years ended December 31, 2025, 2024, 2023 were $1.4 million, $1.4 million, and $1.1 million, respectively.
The following is a summary of restricted stock unit activity:

	Year Ended December 31,
	2025		2024		2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	108,603	$19.71	128,159	$19.56	139,986	$18.01
Granted	43,397	25.00	51,246	19.06	41,847	22.72
Vested	(56,922)	19.59	(70,540)	18.96	(51,693)	17.91
Forfeited	(131)	19.06	(262)	19.06	(1,981)	19.55
Ending balance	94,947	$22.20	108,603	$19.71	128,159	$19.56
As of December 31, 2025, unrecognized compensation cost related to the non-vested restricted stock units was $0.7 million. This cost is expected to be recognized over the weighted average remaining service period of 1.5 years.

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
During the years ended December 31, 2025, 2024, and 2023, the total fair value of the performance restricted stock units granted was $0.4 million, $0.4 million, and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the year ended December 31, 2025 and 2024 was $1.1 million and $0.8 million, respectively.
The following is a summary of performance restricted stock unit activity:

	Year Ended December 31,
	2025		2024		2023
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	70,333	$19.59	79,097	$18.25	62,067	$17.02
Granted	16,662	25.00	19,933	19.06	17,030	22.72
Adjustment for performance condition	11,864	18.66	14,349	15.53	—	—
Vested	(42,783)	18.66	(43,046)	15.53	—	—
Forfeited	(2,451)	16.27	—	—	—	—
Ending balance	53,625	$22.07	70,333	$19.59	79,097	$18.25
As of December 31, 2025, unrecognized compensation cost related to non-vested performance restricted stock units was $0.3 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.2 year.

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
The following is a summary of stock appreciation rights activity:

	Year Ended December 31,
	2025		2024		2023
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	73,440	$16.32	73,440	$16.32	73,440	$16.32
Granted	—	—	—	—	—	—
Exercised	(6,120)	16.32	—	—	—	—
Expired	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Ending balance	67,320	$16.32	73,440	$16.32	73,440	$16.32
As of December 31, 2025, all stock appreciation rights were exercisable and had a weighted average remaining term of 3.7 years. There was no unrecognized compensation cost for stock appreciation rights as of December 31, 2025.

As of December 31, 2025 and 2024, the liability recorded for outstanding stock appreciation rights was $0.7 million and $0.5 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price.

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.61%	4.37%
Expected volatility	29.60%	30.95%
Expected life (in years)	3.7	4.7
Expected dividend yield	3.25%	3.47%

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
As of December 31, 2025 and 2024, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$663,872	16.82%	$315,844	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	620,630	15.72	236,883	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	569,335	14.42	177,662	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	620,630	12.26	202,443	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$651,379	16.52%	$315,520	8.00%	$394,400	10.00%
Tier 1 Capital (to Risk Weighted Assets)	608,137	15.42	236,640	6.00	315,520	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	608,137	15.42	177,480	4.50	256,360	6.50
Tier 1 Capital (to Average Assets)	608,137	12.02	202,314	4.00	252,893	5.00

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$652,563	16.51%	$316,145	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	573,203	14.50	237,109	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	521,968	13.21	177,831	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	573,203	11.51	199,167	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$635,878	16.11%	$315,825	8.00%	$394,781	10.00%
Tier 1 Capital (to Risk Weighted Assets)	596,071	15.10	236,869	6.00	315,825	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	596,071	15.10	177,651	4.50	256,608	6.50
Tier 1 Capital (to Average Assets)	596,071	11.98	199,030	4.00	248,787	5.00

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 by level within the fair value hierarchy:

	December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$85,544	$—	$85,544
U.S. government agency	—	41,422	—	41,422
Municipal	—	140,270	—	140,270
Mortgage-backed:
Agency residential	—	360,795	—	360,795
Agency commercial	—	119,937	—	119,937
Corporate	—	65,133	—	65,133
Equity securities with readily determinable fair values	3,322	—	—	3,322
Mortgage servicing rights	—	—	16,944	16,944
Derivative financial assets	—	2,990	—	2,990
Derivative financial liabilities	—	3,000	—	3,000

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$111,145	$—	$111,145
U.S. government agency	—	53,198	—	53,198
Municipal	—	130,679	—	130,679
Mortgage-backed:
Agency residential	—	227,368	—	227,368
Agency commercial	—	116,681	—	116,681
Corporate	—	58,978	—	58,978
Equity securities with readily determinable fair values	3,315	—	—	3,315
Mortgage servicing rights	—	—	18,827	18,827
Derivative financial assets	—	5,553	—	5,553
Derivative financial liabilities	—	5,525	—	5,525

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$16,944	Discounted cash flows	Constant pre-payment rates (CPR)	4.9% to 94.3% (8.1%)
			Discount rate	9.0% to 11.0% (9.6%)

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$18,827	Discounted cash flows	Constant pre-payment rates (CPR)	0.8% to 94.3% (7.6%)
			Discount rate	9.0% to 96.4% (10.4%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 by level within the fair value hierarchy:

	December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,263	$—	$1,263
Collateral-dependent loans	—	—	23,196	23,196
Foreclosed assets	—	—	1,126	1,126

	December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,586	$—	$1,586
Collateral-dependent loans	—	—	27,717	27,717
Bank premises held for sale	—	—	317	317
Foreclosed assets	—	—	367	367
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$23,196	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	1,126	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$27,717	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	317	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	367	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s other financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	December 31, 2025		December 31, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$122,269	$122,269	$137,692	$137,692
Debt securities held-to-maturity	Level 2	458,746	426,799	499,858	445,186
Restricted stock	Level 3	4,979	4,979	5,086	5,086
Loans, net	Level 3	3,414,519	3,379,845	3,424,102	3,418,318
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	23,779	23,779	24,770	24,770

Financial liabilities:
Time deposits	Level 3	762,487	759,589	785,430	779,997
Securities sold under agreements to repurchase	Level 2	—	—	28,969	28,969
FHLB advances	Level 3	12,301	11,465	13,231	13,159
Subordinated notes	Level 3	—	—	39,553	38,316
Junior subordinated debentures	Level 3	52,909	51,696	52,849	47,942
Accrued interest payable	Level 2	3,813	3,813	5,096	5,096
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	December 31, 2025	December 31, 2024

Commitments to extend credit	$855,014	$845,413
Standby letters of credit	29,727	18,329
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $4.1 million and $3.1 million as of December 31, 2025 and 2024, respectively.

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
Definitive settlement agreements reflecting the terms of the agreement in principle were approved by the Court on December 15, 2023 in the DeBaere, et al case and on February 16, 2024 in the Miller, et al case. The Bank made the one-time cash payments totaling $3.4 million during the year ended December 31, 2023. The settlements do not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the Class Action and Receiver’s Action. The Bank agreed to the settlements to avoid the cost, risks and distraction of continued litigation. The Company believes the settlements are in the best interests of the Company and its shareholders.
An initial $2.6 million accrual was recognized in other noninterest expense during the year ended December 31, 2022, reflecting management’s best estimate at that time, and an additional $0.8 million accrual was recognized in other noninterest expense during the the year ended December 31, 2023, following the agreement in principle to settle both the DeBaere, et al and Miller, et al cases.
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
A definitive settlement agreement reflecting the terms of the agreement in principle was approved by the Court on July 9, 2024. The Bank made the one-time cash payment of $0.3 million during the year ended December 31, 2024. The settlement does not include any admission of liability or wrongdoing by the Bank, and the Bank expressly denies any liability or wrongdoing with respect to any matter alleged in the case. The Bank has agreed to the settlement to avoid the cost, risks, and distraction of continued litigation. The Company believes the settlement is in the best interests of the Company and its shareholders.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
An initial accrual of $0.2 million was recorded during the year ended December 31, 2023, reflecting management's best estimate at that time, and an additional $0.1 million accrual was recorded during the year ended December 31, 2024.
NOTE 24 - RELATED PARTY TRANSACTIONS
Loans
As of December 31, 2025 and 2024, loans to directors, executive officers, principal shareholders and their affiliated entities (“related parties”) totaled $0.3 million and $0.5 million, respectively. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans with persons not related to us.
Deposits
As of December 31, 2025 and 2024, deposits of related parties totaled $5.5 million and $4.8 million, respectively.
NOTE 25 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
Following are the condensed parent company only financial statements of HBT Financial.

Condensed Parent Company Only Balance Sheets

(dollars in thousands)	December 31, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$11,850	$16,179
Investment in subsidiaries:
Bank	654,269	618,914
Non-bank	1,614	1,614
Other assets	1,879	1,929
Total assets	$669,612	$638,636

LIABILITIES
Subordinated notes	$—	$39,553
Junior subordinated debentures	52,909	52,849
Other liabilities	1,205	1,629
Total liabilities	54,114	94,031

STOCKHOLDERS' EQUITY	615,498	544,605
Total liabilities and stockholders' equity	$669,612	$638,636

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Income

	Year ended December 31,
(dollars in thousands)	2025	2024	2023

INCOME
Dividends received from bank subsidiary	$72,500	$34,000	$64,000
Undistributed earnings from bank subsidiary	11,846	44,684	9,199
Other income	146	183	870
Total income	84,492	78,867	74,069

EXPENSES
Interest expense	4,975	5,729	5,409
Other expense	5,364	4,106	5,517
Total expenses	10,339	9,835	10,926
INCOME BEFORE INCOME TAX BENEFIT	74,153	69,032	63,143
TAX BENEFIT	(2,855)	(2,748)	(2,699)
NET INCOME	$77,008	$71,780	$65,842

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Parent Company Only Statements of Cash Flow

	Year ended December 31,
(dollars in thousands)	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,008	$71,780	$65,842
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of consolidated subsidiaries	(11,846)	(44,684)	(9,199)
Stock-based compensation	1,943	1,752	1,953
Loss on extinguishment of subordinated debt	391	—	—
Amortization of discount and issuance costs on subordinated notes and debentures	116	139	139
Net gain on sale of foreclosed assets	—	—	(563)
Changes in other assets and liabilities, net	(136)	(1,105)	360
Net cash provided by operating activities	67,476	27,882	58,532

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities	—	20	—
Proceeds from sale of foreclosed assets	—	—	2,888
Net cash paid for acquisition of Town and Country	—	—	(37,523)
Net cash provided by (used in) investing activities	—	20	(34,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of subordinated notes	(40,000)	—	—
Taxes paid related to the vesting of restricted stock units	(691)	(331)	(181)
Repurchase of common stock	(4,505)	(4,423)	(8,907)
Cash dividends and dividend equivalents paid	(26,609)	(24,183)	(21,873)
Net cash used in financing activities	(71,805)	(28,937)	(30,961)

NET DECREASE IN CASH AND EQUIVALENTS	(4,329)	(1,035)	(7,064)
CASH AND CASH EQUIVALENTS
Beginning of year	16,179	17,214	24,278
End of year	$11,850	$16,179	$17,214

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on the specified criteria.
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
RSM US LLP, the independent registered public accounting firm that audited the Company's Consolidated Financial Statements included in this Annual Report, has issued an audit opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, is included in this Item.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HBT Financial, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited HBT Financial, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2025, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and our report dated March 6, 2026 expressed an unqualified opinion.
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
/s/ RSM US LLP
Chicago, Illinois
March 6, 2026

ITEM 9B.    OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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
All other information required by this item is set forth under the captions “Proposal 1—Election of Directors,” “Board of Directors, Board Meetings and Committees,” “Stock Ownership Matters,” and “Executive Officers” in the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2025 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-Average exercise price of outstanding options, warrants and rights (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	175,385	(1)	$—	1,380,433	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	175,385		$—	1,380,433
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

10.6 §
Amended and Restated Employment Agreement, dated as of February 22, 2021, by and between the Company and Mark W. Scheirer (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2025).

10.7 §
Employment Agreement, effective October 1, 2022, by and among HBT Financial, Inc., Heartland Bank and Trust Company and Peter Chapman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 18, 2022).

10.8 §
Amended and Restated Employment Agreement, dated January 1, 2023, by and between the Company, the Bank, and Lawrence J. Horvath (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2025).

10.9 §
Amendment to Amended and Restated Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and Fred L. Drake (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2025).

10.10 §
Amendment to Amended and Restated Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and J. Lance Carter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2025).

10.11 §
Amendment to Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and Peter Chapman (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2025).

10.12 §
Amendment to the Amended and Restated Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and Lawrence J. Horvath (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2025).

10.13 §
Amendment to the Amended and Restated Employment Agreement, dated March 5, 2025, by and between the Company, the Bank, and Mark W. Scheirer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2025).

10.14 §	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the Commission on September 13, 2019).

10.15 §	Form of Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

10.16 §	Form of Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on October 1, 2019).

10.17 §	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2021).

10.18 §	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2022).

10.19 §	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 8, 2023).

19.1 *	Insider Trading Policy.

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of RSM US LLP.

31.1 *	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1 *	Incentive Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

HBT FINANCIAL, INC.

Dated: March 6, 2026	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Lance Carter	President, Chief Executive Officer, and Director	March 6, 2026
J. Lance Carter	(Principal executive officer)

/s/ Peter R. Chapman	Executive Vice President and Chief Financial Officer	March 6, 2026
Peter R. Chapman	(Principal financial officer and principal accounting officer)

/s/ Fred L. Drake	Executive Chairman and Director	March 6, 2026
Fred L. Drake

/s/ Roger A. Baker	Director	March 6, 2026
Roger A. Baker

/s/ C. Alvin Bowman	Director	March 6, 2026
C. Alvin Bowman

/s/ Eric E. Burwell	Director	March 6, 2026
Eric E. Burwell

/s/ Patrick F. Busch	Director	March 6, 2026
Patrick F. Busch

/s/ Allen C. Drake	Director	March 6, 2026
Allen C. Drake

/s/ Linda J. Koch	Director	March 6, 2026
Linda J. Koch

/s/ Gerald E. Pfeiffer	Director	March 6, 2026
Gerald E. Pfeiffer

/s/ Nancy L. Ruyle	Director	March 6, 2026
Nancy L. Ruyle

/s/ James T. Ashworth	Director	March 6, 2026
James T. Ashworth