Form 10-Q
period 2026-03-31
HBT Financial, Inc.
filed 2026-05-06
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2026, there were 36,381,078 shares outstanding of the registrant’s common stock, $0.01 par value.

HBT Financial, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report are forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies and expectations, near-term loan growth, net interest margin, mortgage banking profits, wealth management fees, expenses, asset quality, capital levels, continued earnings, and liquidity. Forward-looking statements are generally identifiable by use of the words "believe," "may," "will," "should," "could," "expect," "estimate," "intend," "anticipate," "project," "plan," "propose," "seek," "continue," "predict" or similar terminology and the negative forms of such words. Forward-looking statements are frequently based on assumptions that may or may not materialize and are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or prospects include, but are not limited to:
•the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures, global energy market conditions, the threat or implementation of tariffs, immigration enforcement and changes in foreign policy);
•policy changes in, and the interpretation and prioritization of, local, state and federal laws, regulations and governmental policies, including executive orders;
•the economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or other threats thereof (including the Russian invasion of Ukraine and the conflicts in the Middle East), or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events;
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
•increased competition in the financial services sector, including from non-bank competitors such as credit unions, private credit firms, fintech companies and digital asset service providers and the inability to attract new customers;
•technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
•unexpected results of acquisitions, which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated, including the acquisition of CNB Bank Shares, Inc. ("CNB");
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
•interruptions involving our information technology and communications systems or those of our third-party servicers;

•the occurrence of fraudulent activity, breaches or failures of our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
•the effectiveness of the Company’s risk management framework and internal disclosure controls and procedures;
•the ability of the Company to manage the risks associated with the foregoing as well as anticipated; and
•the factors discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$37,371	$24,423
Interest-bearing deposits with banks	250,282	97,846
Cash and cash equivalents	287,653	122,269

Interest-bearing time deposits with banks	245	—
Debt securities available-for-sale, at fair value	1,025,992	813,101
Debt securities held-to-maturity (fair value of $420,524 at 2026 and $426,799 at 2025)	453,850	458,746
Equity securities with readily determinable fair value	3,355	3,322
Equity securities with no readily determinable fair value	6,395	2,612
Restricted stock, at cost	6,000	4,979
Loans held for sale	3,247	1,263

Loans, before allowance for credit losses	4,686,951	3,456,209
Allowance for credit losses	(60,474)	(41,690)
Loans, net of allowance for credit losses	4,626,477	3,414,519

Bank owned life insurance	37,677	24,660
Bank premises and equipment, net	90,973	73,642
Bank premises held for sale	337	—
Foreclosed assets	1,149	1,126
Goodwill	83,504	59,820
Intangible assets, net	44,313	15,117
Intangible assets held for sale	649	—
Mortgage servicing rights, at fair value	20,090	16,944
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	35,313	23,779
Other assets	44,891	33,877
Total assets	$6,773,724	$5,071,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,342,192	$1,049,043
Interest-bearing	4,461,256	3,310,220
Total deposits	5,803,448	4,359,263
Securities sold under agreements to repurchase	5,046	—
Federal Home Loan Bank advances	12,332	12,301
Subordinated notes	84,003	—
Junior subordinated debentures issued to capital trusts	52,924	52,909
Other liabilities	68,566	31,419
Total liabilities	6,026,319	4,455,892

COMMITMENTS AND CONTINGENCIES (Note 16)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 38,451,113 at 2026 and 32,899,104 at 2025; shares outstanding of 36,381,078 at 2026 and 31,431,924 at 2025	385	329
Surplus	446,555	298,548
Retained earnings	371,093	367,163
Accumulated other comprehensive income (loss)	(27,371)	(23,018)
Treasury stock at cost, 2,070,035 shares at 2026 and 1,467,180 at 2025	(43,257)	(27,524)
Total stockholders’ equity	747,405	615,498
Total liabilities and stockholders’ equity	$6,773,724	$5,071,390
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$58,881	$53,369
Federally tax exempt	1,317	1,168
Debt securities:
Taxable	9,544	6,936
Federally tax exempt	658	469
Interest-bearing deposits in bank	1,276	1,065
Other interest and dividend income	163	131
Total interest and dividend income	71,839	63,138

INTEREST EXPENSE
Deposits	14,109	12,939
Securities sold under agreements to repurchase	16	22
Borrowings	209	109
Subordinated notes	278	470
Junior subordinated debentures issued to capital trusts	840	890
Total interest expense	15,452	14,430
Net interest income	56,387	48,708
PROVISION FOR CREDIT LOSSES	(156)	576
Net interest income after provision for credit losses	56,543	48,132

NONINTEREST INCOME
Card income	2,751	2,548
Wealth management fees	3,764	2,841
Service charges on deposit accounts	2,160	1,944
Mortgage servicing	983	990
Mortgage servicing rights fair value adjustment	197	(308)
Gains on sale of mortgage loans	331	252
Unrealized gains (losses) on equity securities	(112)	8
Gains (losses) on foreclosed assets	40	13
Gains (losses) on other assets	(210)	54
Income on bank owned life insurance	188	164
Other noninterest income	852	800
Total noninterest income	10,944	9,306

NONINTEREST EXPENSE
Salaries	23,061	17,053
Employee benefits	3,920	3,285
Occupancy of bank premises	3,124	2,625
Furniture and equipment	608	445
Data processing	11,794	2,717
Marketing and customer relations	1,144	1,144
Amortization of intangible assets	887	695
FDIC insurance	588	562
Loan collection and servicing	696	383
Foreclosed assets	60	5
Other noninterest expense	6,555	3,021
Total noninterest expense	52,437	31,935
INCOME BEFORE INCOME TAX EXPENSE	15,050	25,503
INCOME TAX EXPENSE	3,850	6,428
NET INCOME	$11,200	$19,075

EARNINGS PER SHARE - BASIC	$0.34	$0.60
EARNINGS PER SHARE - DILUTED	$0.34	$0.60
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	33,180,009	31,584,989
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

NET INCOME	$11,200	$19,075

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	(6,495)	11,085
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	449	504
Unrealized gains on derivative instruments	—	1
Reclassification adjustment for net settlements on derivative instruments	—	(36)
Total other comprehensive income (loss), before tax	(6,046)	11,554
Income tax expense (benefit)	(1,693)	3,235
Total other comprehensive income (loss)	(4,353)	8,319
TOTAL COMPREHENSIVE INCOME	$6,847	$27,394
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2025	31,431,924	$329	$298,548	$367,163	$(23,018)	$(27,524)	$615,498
Net income	—	—	—	11,200	—	—	11,200
Other comprehensive loss	—	—	—	—	(4,353)	—	(4,353)
Stock-based compensation	—	—	477	—	—	—	477
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	53,878	1	(645)	—	—	—	(644)
Issuance of common stock in CNB acquisition	5,498,131	55	148,175	—	—	—	148,230
Repurchase of common stock	(602,855)	—	—	—	—	(15,733)	(15,733)
Cash dividends and dividend equivalents ($0.23 per share)	—	—	—	(7,270)	—	—	(7,270)
Balance, March 31, 2026	36,381,078	$385	$446,555	$371,093	$(27,371)	$(43,257)	$747,405

Balance, December 31, 2024	31,559,366	$328	$297,297	$316,764	$(46,765)	$(23,019)	$544,605
Net income	—	—	—	19,075	—	—	19,075
Other comprehensive income	—	—	—	—	8,319	—	8,319
Stock-based compensation	—	—	419	—	—	—	419
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	72,065	1	(692)	—	—	—	(691)
Cash dividends and dividend equivalents ($0.21 per share)	—	—	—	(6,670)	—	—	(6,670)
Balance, March 31, 2025	31,631,431	$329	$297,024	$329,169	$(38,446)	$(23,019)	$565,057
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,200	$19,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	971	756
Provision for credit losses	(156)	576
Net amortization of debt securities	157	777
Deferred income tax expense	9,732	782
Stock-based compensation	477	419
Net accretion of discount and deferred loan fees on loans	(1,989)	(1,887)
Net unrealized loss (gain) on equity securities	112	(8)
Net loss on disposals of bank premises and equipment	—	5
Net gain on sales of bank premises held for sale	—	(59)
Impairment losses on bank premises held for sale	210	—
Net gain on sales of foreclosed assets	(40)	(27)
Write-down of foreclosed assets	—	14
Amortization of intangibles	887	695
Decrease (increase) in fair value of mortgage servicing rights	(197)	308
Amortization of discount and issuance costs on subordinated notes and debentures	21	35
Amortization of discount on Federal Home Loan Bank advances	31	66
Amortization of premium on time deposits	(252)	—
Mortgage loans originated for sale	(14,533)	(8,315)
Proceeds from sale of mortgage loans	13,167	7,432
Net gain on sale of mortgage loans	(331)	(252)
Increase in cash surrender value of bank owned life insurance	(188)	(164)
Decrease in accrued interest receivable	2,261	2,035
Decrease (increase) in other assets	(5,016)	2,270
Increase in other liabilities	11,997	5,907
Net cash provided by operating activities	28,521	30,440
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of debt securities	313,077	—
Proceeds from paydowns, maturities, and calls of debt securities	40,305	36,553
Purchase of debt securities	(202,650)	(24,367)
Purchase of equity securities	(60)	—
Purchase of loans	—	(9,782)
Net decrease in loans	66,554	15,369
Proceeds from redemption of restricted stock	4,230	—
Purchases of bank premises and equipment	(2,723)	(1,275)
Proceeds from sales of bank premises held for sale	—	186
Proceeds from sales of foreclosed assets	292	159
Net cash received in acquisition of CNB Bank Shares, Inc.	15,036	—
Net cash provided by investing activities	234,061	16,843

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(72,401)	66,336
Net decrease in repurchase agreements	(13,308)	(26,271)
Proceeds from long-term Federal Home Loan Bank advances	—	1,800
Repayment of long-term Federal Home Loan Bank advances	(71,839)	(7,888)
Issuance of subordinated notes, net of issuance costs	83,997	—
Taxes paid related to the vesting of restricted stock units	(644)	(691)
Repurchase of common stock	(15,733)	—
Cash dividends and dividend equivalents paid	(7,270)	(6,670)
Net cash provided by (used in) financing activities	(97,198)	26,616

NET INCREASE IN CASH AND CASH EQUIVALENTS	165,384	73,899
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122,269	137,692
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$287,653	$211,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,509	$15,039
Net cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$275	$239
Transfers of bank premises and equipment to bank premises held for sale	$337	$—
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES
Basis of Presentation
HBT Financial, Inc. (“HBT Financial” or the “Company”) is headquartered in Bloomington, Illinois and is the holding company for Heartland Bank and Trust Company (“Heartland Bank” or the “Bank”). The Bank provides a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois, eastern Iowa, and suburban St. Louis. Additionally, the Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory agencies.
The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) interim reporting requirements. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to rules and regulations of the SEC. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impact of Recently Adopted Accounting Standards
On January 1, 2026, the Company adopted Accounting Standards Update ("ASU") 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expands the population of acquired financial assets subject to the gross-up approach in Topic 326. Loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. This standard is applied on a prospective basis and eliminates the day 1 provision for credit losses which prior to adoption of ASU 2025-08 would have been recognized on eligible purchased loans, including the non-PCD loans acquired from CNB Bank Shares, Inc. ("CNB").
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – BUSINESS COMBINATIONS
CNB Bank Shares, Inc.
On March 1, 2026, HBT Financial acquired 100% of the issued and outstanding common stock of CNB Bank Shares, Inc., the holding company for CNB Bank & Trust, N.A. (“CNB Bank”), pursuant to an Agreement and Plan of Merger dated October 20, 2025. Under the Agreement and Plan of Merger, CNB merged with and into HBT Financial, with HBT Financial as the surviving entity, immediately followed by the merger of CNB Bank with and into Heartland Bank, with Heartland Bank as the surviving entity.
At the effective time of the merger, each share of CNB was converted into the right to receive, subject to the election and proration procedures as provided in the Merger Agreement, one of the following: (i) 1.0434 shares of HBT Financial's common stock, or (ii) $27.73 in cash, or (iii) a combination of cash and HBT Financial common stock. Total consideration consisted of 5.5 million shares of HBT Financial's common stock and $33.8 million in cash. In lieu of fractional shares of HBT Financial stock, holders of CNB common stock received cash. Based on the closing price of HBT Financial common stock of $26.96 on February 27, 2026, the aggregate transaction value was approximately $182.1 million.
This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition. Given the timing of the acquisition, fair values are subject to refinement up to one year after the closing date of March 1, 2026. Goodwill of $23.7 million was recorded in the acquisition, which reflects expected synergies from combining the operations of HBT Financial and CNB, and is nondeductible for tax purposes.
The acquisition of CNB further enhanced HBT Financial's footprint in the central Illinois, Chicago MSA, and suburban St. Louis markets. Acquisition-related expenses recognized during the three months ended March 31, 2026 and 2025 are summarized below.

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025

Salaries	$4,003	$—
Occupancy of bank premises	105	—
Furniture and equipment	63	—
Data processing	8,668	—
Marketing and customer relations	69	—
Loan collection and servicing	320	—
Professional fees and other noninterest expense	2,438	—
Total acquisition-related expenses	$15,666	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the assets acquired and liabilities assumed from CNB on the acquisition date of March 1, 2026 were as follows (dollars in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$48,873
Interest-bearing time deposits with banks	245
Debt securities	364,930
Equity securities	3,868
Restricted stock	5,251
Loans held for sale	287

Loans, before allowance for credit losses	1,296,340
Allowance for credit losses	(19,957)
Loans, net of allowance for credit losses	1,276,383

Bank owned life insurance	12,829
Bank premises and equipment	16,126
Intangible assets	30,083
Intangible assets held for sale	649
Mortgage servicing rights	2,949
Accrued interest receivable	13,795
Other assets	13,995
Total assets acquired	1,790,263

Liabilities assumed:
Deposits	1,516,838
Repurchase Agreements	18,354
FHLB advances	71,839
Other liabilities	24,849
Total liabilities assumed	1,631,880
Net assets acquired	$158,383

Consideration paid:
Cash	$33,837
Common stock	148,230
Total consideration paid	$182,067

Goodwill	$23,684

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Of the loans acquired, there were $163.9 million which exhibited more-than-insignificant credit deterioration on the acquisition date. The following table provides a summary of these PCD loans at acquisition (dollars in thousands):

Unpaid principal balance	$163,879
Allowance for credit losses at acquisition	(2,509)
Non-credit discount	(10,121)
Purchase price	$151,249
Intangible assets consist of core deposit intangible and customer relationship intangible assets with definite useful lives which are amortized over a 10 year period.
CNB information was fully integrated into HBT Financial's processes and systems during the system conversion in the first quarter of 2026, and as a result standalone CNB financial results are not available.
The following table provides the pro forma information for the results of operations for the three months ended March 31, 2026 and 2025 as if the acquisition of CNB had occurred on January 1, 2025. The pro forma results combine the historical results of CNB into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, securities discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Total revenues (net interest income and noninterest income)	$81,045	$77,942
Net income	22,228	11,757
Earnings per share - basic	0.60	0.32
Earnings per share - diluted	0.60	0.32

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	March 31, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$79,825	$—	$(4,277)	$—	$75,548
U.S. government agency	110,402	187	(1,478)	—	109,111
Municipal	208,692	119	(14,618)	—	194,193
Mortgage-backed:
Agency residential	453,858	1,959	(9,988)	—	445,829
Agency commercial	142,810	95	(6,927)	—	135,978
Corporate	65,666	828	(1,161)	—	65,333
Total available-for-sale	$1,061,253	$3,188	$(38,449)	$—	$1,025,992

	March 31, 2026
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,501	$—	$(5,292)	$83,209	$—
Municipal	28,205	186	(90)	28,301	—
Mortgage-backed:
Agency residential	73,534	6	(3,018)	70,522	—
Agency commercial	263,610	16	(25,134)	238,492	—
Total held-to-maturity	$453,850	$208	$(33,534)	$420,524	$—

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
As of March 31, 2026 and December 31, 2025, the Bank had debt securities with a carrying value of $515.9 million and $412.8 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of March 31, 2026, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$41,806	$41,190	$7,330	$7,292
Due after 1 year through 5 years	176,007	164,871	73,183	70,399
Due after 5 years through 10 years	179,918	174,361	34,261	31,952
Due after 10 years	66,854	63,763	1,932	1,867

Mortgage-backed:
Agency residential	453,858	445,829	73,534	70,522
Agency commercial	142,810	135,978	263,610	238,492
Total	$1,061,253	$1,025,992	$453,850	$420,524

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of March 31, 2026 and December 31, 2025, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	March 31, 2026
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(4,277)	$75,548	$(4,277)	$75,548
U.S. government agency	(394)	48,259	(1,084)	29,252	(1,478)	77,511
Municipal	(2,072)	56,417	(12,546)	122,850	(14,618)	179,267
Mortgage-backed:
Agency residential	(2,688)	194,821	(7,300)	100,089	(9,988)	294,910
Agency commercial	(146)	26,285	(6,781)	90,814	(6,927)	117,099
Corporate	(31)	7,454	(1,130)	20,191	(1,161)	27,645
Total available-for-sale	$(5,331)	$333,236	$(33,118)	$438,744	$(38,449)	$771,980

	December 31, 2025
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(4,252)	$85,544	$(4,252)	$85,544
U.S. government agency	(18)	2,956	(1,105)	30,744	(1,123)	33,700
Municipal	(35)	4,525	(12,027)	123,881	(12,062)	128,406
Mortgage-backed:
Agency residential	(231)	45,392	(7,146)	121,114	(7,377)	166,506
Agency commercial	(7)	4,442	(7,167)	95,580	(7,174)	100,022
Corporate	(57)	8,728	(1,388)	24,932	(1,445)	33,660
Total available-for-sale	$(348)	$66,043	$(33,085)	$481,795	$(33,433)	$547,838
As of March 31, 2026, there were 508 debt securities in an unrealized loss position for a period of 12 months or more, and 194 debt securities in an unrealized loss position for a period of less than 12 months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Municipal securities include general obligation bonds, which have a very low historical default rate due to issuers generally having taxing authority to service the debt, and represent approximately 74% of the total fair value of our municipal securities portfolio as of March 31, 2026. The remainder of the municipal securities are also of high credit quality with ratings of A1/A+ or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in municipal securities were considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
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
As of March 31, 2026, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $6.7 million and $5.5 million as of March 31, 2026 and December 31, 2025, respectively.
Sales of debt securities were as follows during the three months ended March 31:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Proceeds from sales	$313,077	$—
Gross realized gains	—	—
Gross realized losses	—	—

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	March 31, 2026
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,269	$6,764
Cumulative net unrealized gains (losses)	86	(369)
Carrying value	$3,355	$6,395

	December 31, 2025
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,981
Cumulative net unrealized gains (losses)	198	(369)
Carrying value	$3,322	$2,612
As of March 31, 2026 and December 31, 2025, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Readily determinable fair value	$(112)	$8
No readily determinable fair value	—	—
Unrealized gains (losses) on equity securities	$(112)	$8

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025

Commercial and industrial	$528,301	$399,760
Commercial real estate - owner occupied	519,847	320,434
Commercial real estate - non-owner occupied	1,099,784	937,094
Construction and land development	425,335	280,254
Multi-family	638,653	544,941
One-to-four family residential	614,563	445,463
Agricultural and farmland	596,294	275,251
Municipal, consumer, and other	264,174	253,012
Loans, before allowance for credit losses	4,686,951	3,456,209
Allowance for credit losses	(60,474)	(41,690)
Loans, net of allowance for credit losses	$4,626,477	$3,414,519
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
At March 31, 2026, the economic forecast used by management anticipates that the unemployment rate will remain relatively flat and that gross domestic product ("GDP") will grow at a modest pace during the next four quarters. After the forecast period, the Company reverts to long-term averages over a four-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses:

	Three Months Ended March 31, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$6,975	$4,383	$8,705	$3,899	$5,484	$3,535	$758	$7,951	$41,690
Allowance established in acquisition	3,415	3,775	3,103	3,475	2,117	2,202	991	879	19,957
Provision for credit losses	(136)	492	(225)	(867)	(379)	(117)	138	679	(415)
Charge-offs	(584)	(246)	—	(1)	—	(6)	—	(164)	(1,001)
Recoveries	123	2	15	1	3	31	4	64	243
Ending balance	$9,793	$8,406	$11,598	$6,507	$7,225	$5,645	$1,891	$9,409	$60,474

	Three Months Ended March 31, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044
Provision for credit losses	1,055	192	(514)	324	(213)	(112)	108	(344)	496
Charge-offs	(385)	(1)	—	(6)	—	(85)	—	(188)	(665)
Recoveries	59	2	—	1	—	44	38	92	236
Ending balance	$6,086	$3,300	$11,193	$4,621	$4,118	$3,755	$1,316	$7,722	$42,111

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three months ended March 31, 2026 and 2025.

	Gross Charge-Offs for the Three Months Ended March 31, 2026
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior

Commercial and industrial	$—	$402	$—	$90	$58	$—	$34	$—	$584
Commercial real estate - owner occupied	—	212	—	—	—	—	34	—	246
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	1	—	—	1
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	1	1	3	1	—	6
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	26	74	7	—	—	—	57	—	164
Total	$26	$688	$7	$91	$59	$4	$126	$—	$1,001

	Gross Charge-Offs for the Three Months Ended March 31, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$—	$—	$319	$—	$46	$—	$20	$—	$385
Commercial real estate - owner occupied	—	—	—	—	1	—	—	—	1
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	2	—	4	—	—	6
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	1	—	81	3	—	85
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	67	60	1	—	—	—	60	—	188
Total	$67	$60	$320	$3	$47	$85	$83	$—	$665

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	March 31, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated	$526,325	$517,108	$1,095,556	$424,335	$638,591	$607,233	$595,366	$250,675	$4,655,189
Individually evaluated	1,976	2,739	4,228	1,000	62	7,330	928	13,499	31,762
Total	$528,301	$519,847	$1,099,784	$425,335	$638,653	$614,563	$596,294	$264,174	$4,686,951

Allowance for credit losses:
Collectively evaluated	$9,135	$7,482	$11,598	$6,501	$7,225	$5,519	$1,891	$8,039	$57,390
Individually evaluated	658	924	—	6	—	126	—	1,370	3,084
Total	$9,793	$8,406	$11,598	$6,507	$7,225	$5,645	$1,891	$9,409	$60,474

	December 31, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated	$398,573	$318,669	$932,972	$280,254	$544,941	$442,029	$274,086	$239,364	$3,430,888
Individually evaluated	1,187	1,765	4,122	—	—	3,434	1,165	13,648	25,321
Total	$399,760	$320,434	$937,094	$280,254	$544,941	$445,463	$275,251	$253,012	$3,456,209

Allowance for credit losses:
Collectively evaluated	$6,739	$3,764	$8,705	$3,899	$5,484	$3,525	$758	$6,691	$39,565
Individually evaluated	236	619	—	—	—	10	—	1,260	2,125
Total	$6,975	$4,383	$8,705	$3,899	$5,484	$3,535	$758	$7,951	$41,690

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	March 31, 2026
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$416	$1,560	$1,976	$658
Commercial real estate - owner occupied	2,562	—	177	2,739	924
Commercial real estate - non-owner occupied	4,177	—	51	4,228	—
Construction and land development	1,000	—	—	1,000	6
Multi-family	62	—	—	62	—
One-to-four family residential	7,330	—	—	7,330	126
Agricultural and farmland	55	—	873	928	—
Municipal, consumer, and other	9,652	8	3,839	13,499	1,370
Total	$24,838	$424	$6,500	$31,762	$3,084

	December 31, 2025
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$362	$825	$1,187	$236
Commercial real estate - owner occupied	1,765	—	—	1,765	619
Commercial real estate - non-owner occupied	4,122	—	—	4,122	—
Construction and land development	—	—	—	—	—
Multi-family	—	—	—	—	—
One-to-four family residential	3,434	—	—	3,434	10
Agricultural and farmland	736	—	429	1,165	—
Municipal, consumer, and other	9,768	—	3,880	13,648	1,260
Total	$19,825	$362	$5,134	$25,321	$2,125
Accrued interest on loans is excluded from the estimate of credit losses and totaled $28.2 million and $18.2 million as of March 31, 2026 and December 31, 2025, respectively.

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
The following tables present loans by category based on current payment and accrual status:

	March 31, 2026
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$525,532	$1,264	$—	$1,505	$528,301
Commercial real estate - owner occupied	517,109	522	—	2,216	519,847
Commercial real estate - non-owner occupied	1,098,193	1,435	—	156	1,099,784
Construction and land development	424,236	99	—	1,000	425,335
Multi-family	638,478	113	—	62	638,653
One-to-four family residential	605,555	1,678	—	7,330	614,563
Agricultural and farmland	593,964	1,402	—	928	596,294
Municipal, consumer, and other	263,859	283	—	32	264,174
Total	$4,666,926	$6,796	$—	$13,229	$4,686,951

	December 31, 2025
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$397,254	$1,319	$—	$1,187	$399,760
Commercial real estate - owner occupied	318,094	575	—	1,765	320,434
Commercial real estate - non-owner occupied	934,230	2,864	—	—	937,094
Construction and land development	279,980	274	—	—	280,254
Multi-family	544,941	—	—	—	544,941
One-to-four family residential	440,247	1,782	—	3,434	445,463
Agricultural and farmland	274,086	—	—	1,165	275,251
Municipal, consumer, and other	252,814	193	—	5	253,012
Total	$3,441,646	$7,007	$—	$7,556	$3,456,209

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	March 31, 2026
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$836	$669	$1,505
Commercial real estate - owner occupied	740	1,476	2,216
Commercial real estate - non-owner occupied	—	156	156
Construction and land development	6	994	1,000
Multi-family	—	62	62
One-to-four family residential	704	6,626	7,330
Agricultural and farmland	—	928	928
Municipal, consumer, and other	19	13	32
Total	$2,305	$10,924	$13,229

	December 31, 2025
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$565	$622	$1,187
Commercial real estate - owner occupied	886	879	1,765
Commercial real estate - non-owner occupied	—	—	—
Construction and land development	—	—	—
Multi-family	—	—	—
One-to-four family residential	133	3,301	3,434
Agricultural and farmland	—	1,165	1,165
Municipal, consumer, and other	—	5	5
Total	$1,584	$5,972	$7,556

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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as doubtful as of March 31, 2026 and December 31, 2025.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	March 31, 2026
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$472,076	$32,810	$10,060	$13,355	$528,301
Commercial real estate - owner occupied	480,277	23,607	3,321	12,642	519,847
Commercial real estate - non-owner occupied	1,026,046	64,720	1,600	7,418	1,099,784
Construction and land development	419,964	3,350	702	1,319	425,335
Multi-family	589,997	47,283	—	1,373	638,653
One-to-four family residential	586,920	12,699	1,377	13,567	614,563
Agricultural and farmland	491,430	71,449	13,936	19,479	596,294
Municipal, consumer, and other	250,479	87	17	13,591	264,174
Total	$4,317,189	$256,005	$31,013	$82,744	$4,686,951

	December 31, 2025
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$369,941	$18,960	$2,591	$8,268	$399,760
Commercial real estate - owner occupied	291,831	17,681	3,774	7,148	320,434
Commercial real estate - non-owner occupied	889,380	33,391	308	14,015	937,094
Construction and land development	269,932	540	975	8,807	280,254
Multi-family	503,133	41,808	—	—	544,941
One-to-four family residential	431,553	5,741	1,646	6,523	445,463
Agricultural and farmland	246,820	13,625	2,494	12,312	275,251
Municipal, consumer, and other	239,322	20	—	13,670	253,012
Total	$3,241,912	$131,766	$11,788	$70,743	$3,456,209

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of March 31, 2026:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2026	2025	2024	2023	2022	Prior
Commercial and industrial
Pass	$27,879	$68,921	$49,541	$47,923	$40,609	$28,845	$206,242	$2,116	$472,076
Pass-Watch	774	802	2,295	1,685	512	1,154	25,370	218	32,810
Special Mention	19	39	250	—	174	23	9,255	300	10,060
Substandard	40	1,318	596	1,073	1,545	1,206	6,652	925	13,355
Total	$28,712	$71,080	$52,682	$50,681	$42,840	$31,228	$247,519	$3,559	$528,301

Commercial real estate - owner occupied
Pass	$17,177	$94,724	$84,922	$43,300	$85,040	$132,395	$22,415	$304	$480,277
Pass-Watch	403	4,836	2,315	609	3,729	4,639	7,029	47	23,607
Special Mention	—	1,650	—	—	—	171	1,500	—	3,321
Substandard	1,565	1,319	712	145	3,515	3,105	2,250	31	12,642
Total	$19,145	$102,529	$87,949	$44,054	$92,284	$140,310	$33,194	$382	$519,847

Commercial real estate - non-owner occupied
Pass	$71,009	$240,195	$93,134	$105,251	$196,768	$294,200	$22,905	$2,584	$1,026,046
Pass-Watch	5,057	11,567	6,670	2,442	13,975	24,526	483	—	64,720
Special Mention	—	—	—	—	—	1,600	—	—	1,600
Substandard	4,073	—	407	206	64	2,668	—	—	7,418
Total	$80,139	$251,762	$100,211	$107,899	$210,807	$322,994	$23,388	$2,584	$1,099,784

Construction and land development
Pass	$68,699	$238,685	$72,922	$24,698	$2,587	$6,043	$4,544	$1,786	$419,964
Pass-Watch	2,391	684	243	—	17	15	—	—	3,350
Special Mention	—	333	—	—	—	—	—	369	702
Substandard	—	999	—	271	—	49	—	—	1,319
Total	$71,090	$240,701	$73,165	$24,969	$2,604	$6,107	$4,544	$2,155	$425,335

Multi-family
Pass	$13,489	$209,695	$55,194	$81,175	$84,232	$143,085	$2,113	$1,014	$589,997
Pass-Watch	4,802	—	—	11,984	29,259	1,238	—	—	47,283
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	62	—	1,027	—	284	—	—	1,373
Total	$18,291	$209,757	$55,194	$94,186	$113,491	$144,607	$2,113	$1,014	$638,653

One-to-four family residential
Pass	$60,627	$98,675	$43,594	$59,278	$94,740	$146,539	$77,982	$5,485	$586,920
Pass-Watch	2,796	2,363	192	832	1,259	4,589	392	276	12,699
Special Mention	106	—	—	311	901	—	59	—	1,377
Substandard	50	2,841	325	1,920	574	6,807	597	453	13,567
Total	$63,579	$103,879	$44,111	$62,341	$97,474	$157,935	$79,030	$6,214	$614,563

Agricultural and farmland
Pass	$28,074	$90,957	$59,338	$41,588	$31,195	$87,365	$138,152	$14,761	$491,430
Pass-Watch	840	13,453	3,067	5,809	2,950	26,135	19,124	71	71,449
Special Mention	61	3,278	605	1,802	826	3,033	3,186	1,145	13,936
Substandard	122	2,316	782	1,449	2,455	5,814	6,538	3	19,479
Total	$29,097	$110,004	$63,792	$50,648	$37,426	$122,347	$167,000	$15,980	$596,294

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2026	2025	2024	2023	2022	Prior
Municipal, consumer, and other
Pass	$31,925	$53,852	$30,154	$19,515	$15,394	$57,460	$42,159	$20	$250,479
Pass-Watch	—	35	—	—	6	33	13	—	87
Special Mention	—	3	—	—	14	—	—	—	17
Substandard	2	23	26	33	5	13,498	4	—	13,591
Total	$31,927	$53,913	$30,180	$19,548	$15,419	$70,991	$42,176	$20	$264,174

Total by risk rating
Pass	$318,879	$1,095,704	$488,799	$422,728	$550,565	$895,932	$516,512	$28,070	$4,317,189
Pass-Watch	17,063	33,740	14,782	23,361	51,707	62,329	52,411	612	256,005
Special Mention	186	5,303	855	2,113	1,915	4,827	14,000	1,814	31,013
Substandard	5,852	8,878	2,848	6,124	8,158	33,431	16,041	1,412	82,744
Total	$341,980	$1,143,625	$507,284	$454,326	$612,345	$996,519	$598,964	$31,908	$4,686,951

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
Modifications
There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, there were no loans modified to borrowers experiencing financial difficulty within the last 12 months.
Pledged Loans
As of March 31, 2026 and December 31, 2025, the Company pledged loans totaling $2.81 billion and $1.96 billion, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.66 billion and $1.42 billion as of March 31, 2026 and December 31, 2025, respectively. Activity in mortgage servicing rights was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Beginning balance	$16,944	$18,827
Acquired	2,949	—
Capitalized servicing rights	199	95
Fair value adjustments attributable to payments and principal reductions	(541)	(453)
Fair value adjustments attributable to changes in valuation inputs and assumptions	539	50
Ending balance	$20,090	$18,519

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Beginning balance	$1,126	$367
Transfers from loans	275	239
Proceeds from sales	(292)	(159)
Net gain on sales	40	27
Direct write-downs	—	(14)
Ending balance	$1,149	$460
Gains (losses) on foreclosed assets included the following:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Direct write-downs	$—	$(14)
Net gain on sales	40	27
Gains on foreclosed assets	$40	$13
As of March 31, 2026 and December 31, 2025, the carrying value of foreclosed one-to-four family residential real estate properties held was $0.8 million and $0.9 million, respectively. As of March 31, 2026, there were 7 one-to-four family residential real estate loans in the process of foreclosure totaling $0.3 million. As of December 31, 2025, there were three one-to-four family residential real estate loans in the process of foreclosure totaling $0.2 million.
NOTE 7 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	March 31, 2026	December 31, 2025

Noninterest-bearing deposits	$1,342,192	$1,049,043
Interest-bearing deposits:
Interest-bearing demand	1,365,216	1,144,416
Money market	929,671	839,097
Savings	900,700	564,220
Time	1,265,669	762,487
Total interest-bearing deposits	4,461,256	3,310,220
Total deposits	$5,803,448	$4,359,263
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $233.7 million and $289.9 million as of March 31, 2026 and December 31, 2025, respectively. There were no brokered deposits as of March 31, 2026 and December 31, 2025.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $378.4 million and $201.4 million as of March 31, 2026 and December 31, 2025, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $790.3 million and $445.7 million as of March 31, 2026 and December 31, 2025, respectively.
The components of interest expense on deposits were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Interest-bearing demand	$1,931	$1,453
Money market	4,448	4,397
Savings	704	370
Time	7,026	6,719
Total interest expense on deposits	$14,109	$12,939
NOTE 8 - SUBORDINATED NOTES
On March 11, 2026, the Company issued $85.0 million of fixed-to-floating rate subordinated notes with a maturity date of March 15, 2036. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 5.75% from and including March 11, 2026 to, but excluding March 15, 2031, or earlier redemption date. From and including March 15, 2031 to, but excluding the maturity date or earlier redemption date, the subordinated notes bear interest at a floating rate equal to the then-current three-month SOFR plus 2.33%. Interest is payable semi-annually during the fixed rate period and quarterly during the subsequent floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after March 15, 2031. The subordinated notes may be redeemed at a price equal to 100% of the principal amount redeemed, plus any accrued but unpaid interest to, but excluding, the redemption date. As of March 31, 2026, 100% of the subordinated notes qualified as Tier 2 capital.
The face value and carrying value of the subordinated notes are summarized below:

(dollars in thousands)	March 31, 2026	December 31, 2025

Subordinated notes, at face value	$85,000	$—
Unamortized issuance costs	(997)	—
Subordinated notes, at carrying value	$84,003	$—

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
As of March 31, 2026 and December 31, 2025, there were no interest rate swap agreements designated as a cash flow hedge.
The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Designated as cash flow hedges:
Junior subordinated debentures interest expense	$—	$36
In April 2026, the Company entered into an $85.0 million receive 3.51% fixed, pay 1-month term SOFR interest rate swap designated as a cash flow hedge. The interest rate swap matures in 2031.

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$2,528	$45	$6,344	$75
Interest rate swaps with a financial institution counterparty	73,533	2,987	73,011	2,915
Total fair value recorded in other assets	$76,061	$3,032	$79,355	$2,990

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$73,533	$(2,987)	$73,011	$(2,915)
Interest rate swaps with a financial institution counterparty	2,528	(45)	6,344	(75)
Total fair value recorded in other liabilities	$76,061	$(3,032)	$79,355	$(2,990)
As of March 31, 2026, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2040.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Not designated as hedging instruments:
Gross gains	$478	$1,649
Gross losses	(478)	(1,649)
Net gains (losses)	$—	$—

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

(dollars in thousands)	March 31, 2026	December 31, 2025

Risk participation agreements sold
Number of risk participation agreements	1	1
Notional amount	$5,255	$5,268
Fair value	(10)	(10)
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended March 31, 2026
Balance, December 31, 2025	$(17,320)	$(5,698)	$—	$(23,018)
Other comprehensive loss before reclassifications	(6,495)	—	—	(6,495)
Reclassifications	—	449	—	449
Other comprehensive income (loss), before tax	(6,495)	449	—	(6,046)
Income tax expense (benefit)	(1,819)	126	—	(1,693)
Other comprehensive income (loss), after tax	(4,676)	323	—	(4,353)
Balance, March 31, 2026	$(21,996)	$(5,375)	$—	$(27,371)

Three Months Ended March 31, 2025
Balance, December 31, 2024	$(39,408)	$(7,119)	$(238)	$(46,765)
Other comprehensive income before reclassifications	11,085	—	1	11,086
Reclassifications	—	504	(36)	468
Other comprehensive income (loss), before tax	11,085	504	(35)	11,554
Income tax expense (benefit)	3,104	141	(10)	3,235
Other comprehensive income (loss), after tax	7,981	363	(25)	8,319
Balance, March 31, 2025	$(31,427)	$(6,756)	$(263)	$(38,446)
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
NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method and reflects the potential dilution from the Company’s outstanding restricted stock units and performance restricted stock units.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Numerator:
Net income	$11,200	$19,075

Denominator:
Weighted average common shares outstanding	33,180,009	31,584,989
Dilutive effect of outstanding restricted stock units	120,087	126,682
Weighted average common shares outstanding, including all dilutive potential shares	33,300,096	31,711,671

Earnings per share - basic	$0.34	$0.60
Earnings per share - diluted	$0.34	$0.60

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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Restricted stock units	$317	$273
Performance restricted stock units	160	146
Total awards classified as equity	477	419
Stock appreciation rights	43	(9)
Total stock-based compensation expense	$520	$410
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
During the three months ended March 31, 2026 and 2025, the total grant date fair value of the restricted stock units granted was $1.7 million and $1.1 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2026 and 2025 was $1.4 million and $1.4 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended March 31,
	2026		2025
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	94,947	$22.20	108,603	$19.71
Granted	61,428	27.02	43,397	25.00
Vested	(52,225)	21.74	(56,922)	19.59
Forfeited	—	—	(131)	19.06
Ending balance	104,150	$25.28	94,947	$22.20
As of March 31, 2026, unrecognized compensation cost related to the non-vested restricted stock units was $2.1 million. This cost is expected to be recognized over the weighted average remaining service period of 2.0 years.

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
During the three months ended March 31, 2026 and 2025, the total fair value of the performance restricted stock units granted was $0.5 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the three months ended March 31, 2026 and 2025 was $0.7 million and $1.1 million, respectively.
The following is a summary of performance restricted stock unit activity:

	Three Months Ended March 31,
	2026		2025
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	53,625	$22.07	70,333	$19.59
Granted	17,774	26.96	16,662	25.00
Adjustment for performance condition	8,517	22.72	11,864	18.66
Vested	(25,547)	22.72	(42,783)	18.66
Forfeited	—	—	(2,451)	16.27
Ending balance	54,369	$23.46	53,625	$22.07
As of March 31, 2026, unrecognized compensation cost related to non-vested performance restricted stock units was $0.6 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.6 year.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Appreciation Rights
A stock appreciation right grants a participant the right to receive an amount of cash, the value of which equals the appreciation in the Company’s stock price between the grant date and the exercise date. Stock appreciation rights are classified as liabilities. The liability is based on an option-pricing model used to estimate the fair value of the stock appreciation rights. Compensation cost for non-vested stock appreciation rights is recognized on a straight-line basis over the service period of the entire award.
The following is a summary of stock appreciation rights activity:

	Three Months Ended March 31,
	2026		2025
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	67,320	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	—	—	(6,120)	16.32
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	67,320	$16.32	67,320	$16.32
As of March 31, 2026, all stock appreciation rights were exercisable and had a weighted average remaining term of 3.4 years. There was no unrecognized compensation cost for stock appreciation rights as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, the liability recorded for outstanding stock appreciation rights was $0.7 million and $0.7 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price.

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.85%	3.61%
Expected volatility	29.88%	29.60%
Expected life (in years)	3.4	3.7
Expected dividend yield	3.44%	3.25%

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 – REGULATORY CAPITAL
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
As of March 31, 2026 and December 31, 2025, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	March 31, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$848,235	15.99%	$424,463	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	710,026	13.38	318,347	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	658,716	12.42	238,760	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	710,026	12.63	224,898	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$819,747	15.46%	$424,096	8.00%	$530,120	10.00%
Tier 1 Capital (to Risk Weighted Assets)	765,541	14.44	318,072	6.00	424,096	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	765,541	14.44	238,554	4.50	344,578	6.50
Tier 1 Capital (to Average Assets)	765,541	13.63	224,710	4.00	280,887	5.00

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$663,872	16.82%	$315,844	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	620,630	15.72	236,883	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	569,335	14.42	177,662	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	620,630	12.26	202,443	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$651,379	16.52%	$315,520	8.00%	$394,400	10.00%
Tier 1 Capital (to Risk Weighted Assets)	608,137	15.42	236,640	6.00	315,520	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	608,137	15.42	177,480	4.50	256,360	6.50
Tier 1 Capital (to Average Assets)	608,137	12.02	202,314	4.00	252,893	5.00

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 – SEGMENT INFORMATION
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
NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Level 3 - Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by level within the fair value hierarchy:

	March 31, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$75,548	$—	$75,548
U.S. government agency	—	109,111	—	109,111
Municipal	—	194,193	—	194,193
Mortgage-backed:
Agency residential	—	445,829	—	445,829
Agency commercial	—	135,978	—	135,978
Corporate	—	65,333	—	65,333
Equity securities with readily determinable fair values	3,355	—	—	3,355
Mortgage servicing rights	—	—	20,090	20,090
Derivative financial assets	—	3,032	—	3,032
Derivative financial liabilities	—	3,042	—	3,042

	December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$85,544	$—	$85,544
U.S. government agency	—	41,422	—	41,422
Municipal	—	140,270	—	140,270
Mortgage-backed:
Agency residential	—	360,795	—	360,795
Agency commercial	—	119,937	—	119,937
Corporate	—	65,133	—	65,133
Equity securities with readily determinable fair values	3,322	—	—	3,322
Mortgage servicing rights	—	—	16,944	16,944
Derivative financial assets	—	2,990	—	2,990
Derivative financial liabilities	—	3,000	—	3,000

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

March 31, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$20,090	Discounted cash flows	Constant pre-payment rates (CPR)	4.8% to 94.3% (7.9%)
			Discount rate	9.0% to 12.6% (9.6%)

December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$16,944	Discounted cash flows	Constant pre-payment rates (CPR)	4.9% to 94.3% (8.1%)
			Discount rate	9.0% to 11.0% (9.6%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025 by level within the fair value hierarchy:

	March 31, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$3,247	$—	$3,247
Collateral-dependent loans	—	—	28,678	28,678
Bank premises held for sale	—	—	337	337
Foreclosed assets	—	—	1,149	1,149

	December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,263	$—	$1,263
Collateral-dependent loans	—	—	23,196	23,196
Foreclosed assets	—	—	1,126	1,126
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

March 31, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$28,678	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	337	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	1,149	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$23,196	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	1,126	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s other financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	March 31, 2026		December 31, 2025
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$287,653	$287,653	$122,269	$122,269
Debt securities held-to-maturity	Level 2	453,850	420,524	458,746	426,799
Restricted stock	Level 3	6,000	6,000	4,979	4,979
Loans, net	Level 3	4,626,477	4,589,644	3,414,519	3,379,845
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	35,313	35,313	23,779	23,779

Financial liabilities:
Time deposits	Level 3	1,265,669	1,260,717	762,487	759,589
Securities sold under agreements to repurchase	Level 2	5,046	5,046	—	—
FHLB advances	Level 3	12,332	11,513	12,301	11,465
Subordinated notes	Level 3	84,003	85,232	—	—
Junior subordinated debentures	Level 3	52,924	51,740	52,909	51,696
Accrued interest payable	Level 2	8,394	8,394	3,813	3,813
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
NOTE 16 – COMMITMENTS AND CONTINGENCIES
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
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	March 31, 2026	December 31, 2025

Commitments to extend credit	$1,108,345	$855,014
Standby letters of credit	35,500	29,727
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $5.9 million and $4.1 million as of March 31, 2026 and December 31, 2025, respectively. The following table sets forth the provision for credit losses on unfunded lending-related commitments for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Provision for credit losses on unfunded lending-related commitments	259	825
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
The following is management’s discussion and analysis of the financial condition as of March 31, 2026 (unaudited), as compared with December 31, 2025, and the results of operations for the three months ended March 31, 2026 and 2025 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. Results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of results to be attained for the year ended December 31, 2026, or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois, eastern Iowa, and suburban St. Louis. As of March 31, 2026, the Company had total assets of $6.8 billion, loans held for investment of $4.7 billion, and total deposits of $5.8 billion.
Market Area
As of March 31, 2026, our branch network included 83 full-service branch locations throughout Illinois, eastern Iowa, and suburban St. Louis. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central Illinois	$1,897,133	$3,817,251	$1,428,580	$2,898,046
Chicago MSA	2,033,019	1,684,119	1,522,963	1,244,319
Suburban St. Louis	399,440	185,160	140,863	107,088
Iowa	357,359	116,918	363,803	109,810
Total	$4,686,951	$5,803,448	$3,456,209	$4,359,263
CNB Acquisition
On March 1, 2026, HBT Financial completed its acquisition of CNB, the holding company for CNB Bank. The acquisition of CNB further enhanced HBT Financial's footprint in the central Illinois, Chicago MSA, and suburban St. Louis markets. Prior to the acquisition, CNB operated 18 full-service branch locations which now operate as branches of Heartland Bank. The core system conversion was successfully completed in March 2026. After considering business combination accounting adjustments, CNB added total assets of $1.81 billion, total loans held for investment of $1.30 billion, and total deposits of $1.52 billion.
Total consideration consisted of 5.5 million shares of HBT Financial’s common stock and $33.8 million in cash. Based on the closing price of HBT Financial common stock of $26.96 on February 27, 2026, the aggregate consideration was approximately $182.1 million. Goodwill of $23.7 million was recorded in the acquisition. Acquisition-related expenses totaled $15.7 million during the three months ended March 31, 2026. There were no acquisition-related expenses during the three months ended March 31, 2025.

RESULTS OF OPERATIONS
Overview of Recent Financial Results

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025

Total interest and dividend income	$71,839	$63,138
Total interest expense	15,452	14,430
Net interest income	56,387	48,708
Provision for credit losses	(156)	576
Net interest income after provision for credit losses	56,543	48,132
Total noninterest income	10,944	9,306
Total noninterest expense	52,437	31,935
Income before income tax expense	15,050	25,503
Income tax expense	3,850	6,428
Net income	$11,200	$19,075

Adjusted net income (1)	$22,610	$19,253

Pre-provision net revenue (1)	$14,894	$26,079
Pre-provision net revenue less net charge-offs (1)	14,136	25,650
Adjusted pre-provision net revenue (1)	30,569	26,328
Adjusted pre-provision net revenue less net charge-offs (1)	29,811	25,899

Share and Per Share Information
Earnings per share - diluted	$0.34	$0.60
Adjusted earnings per share - diluted (1)	0.68	0.61

Weighted average shares of common stock outstanding	33,180,009	31,584,989

Summary Ratios
Net interest margin *	4.20%	4.12%
Net interest margin (tax-equivalent basis) * (1) (2)	4.25	4.16
Yield on loans *	6.28	6.39
Yield on interest-earning assets *	5.35	5.34
Cost of total deposits *	1.17	1.21
Cost of funds *	1.25	1.32

Efficiency ratio	76.56%	53.85%
Efficiency ratio (tax-equivalent basis) (1) (2)	75.83	53.35
Adjusted efficiency ratio (tax-equivalent basis) (1) (2)	52.68	53.12

Return on average assets *	0.80%	1.54%
Return on average stockholders' equity *	6.77	13.95
Return on average tangible common equity * (1)	7.87	16.20

Adjusted return on average assets * (1)	1.60%	1.55%
Adjusted return on average stockholders' equity * (1)	13.67	14.08
Adjusted return on average tangible common equity * (1)	15.89	16.36
_________________________________________________
*    Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
For the three months ended March 31, 2026, net income was $11.2 million, decreasing by $7.9 million, or 41.3%, when compared to net income for the three months ended March 31, 2025, primarily as a result of acquisition-related expenses. Notable changes include the following:
•A $7.7 million increase in net interest income, primarily attributable to higher average interest-earning asset balances following the CNB merger, improved yields on debt securities, and lower funding costs;
•CNB acquisition-related expenses totaled $15.7 million during the three months ended March 31, 2026;
•Excluding CNB acquisition-related expenses, noninterest expense increased by $4.8 million, primarily reflecting higher base costs following the CNB merger, including a $2.6 million increase in employee salaries and benefits expense;
•A $0.9 million increase in wealth management fees, primarily driven by an increase in assets under management following the CNB merger;
•A $0.2 million positive mortgage servicing rights ("MSR") fair value adjustment included in the 2026 results, compared to a $0.3 million negative MSR fair value adjustment included in the 2025 results; and
•A $2.6 million decrease in income tax expense, primarily due to a decrease in pre-tax income as a result of CNB acquisition-related expenses.
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

	Three Months Ended
	March 31, 2026			March 31, 2025
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$3,890,388	$60,198	6.28%	$3,460,906	$54,537	6.39%
Debt securities	1,375,875	10,202	3.01	1,204,424	7,405	2.49
Deposits with banks	163,761	1,276	3.16	120,014	1,065	3.60
Other	14,389	163	4.60	12,677	131	4.19
Total interest-earning assets	5,444,413	$71,839	5.35%	4,798,021	$63,138	5.34%
Allowance for credit losses	(48,362)			(42,061)
Noninterest-earning assets	317,393			276,853
Total assets	$5,713,444			$5,032,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,223,982	$1,931	0.64%	$1,120,608	$1,453	0.53%
Money market	906,663	4,448	1.99	807,728	4,397	2.21
Savings	671,852	704	0.43	569,494	370	0.26
Time	940,019	7,026	3.03	784,099	6,719	3.48
Total interest-bearing deposits	3,742,516	14,109	1.53	3,281,929	12,939	1.60
Securities sold under agreements to repurchase	2,902	16	2.21	8,754	22	1.02
Borrowings	28,886	209	2.94	12,890	109	3.41
Subordinated notes	19,781	278	5.70	39,563	470	4.82
Junior subordinated debentures issued to capital trusts	52,916	840	6.44	52,856	890	6.83
Total interest-bearing liabilities	3,847,001	$15,452	1.63%	3,395,992	$14,430	1.72%
Noninterest-bearing deposits	1,150,594			1,045,733
Noninterest-bearing liabilities	45,282			36,373
Total liabilities	5,042,877			4,478,098
Stockholders' Equity	670,567			554,715
Total liabilities and stockholders’ equity	$5,713,444			$5,032,813

Net interest income/Net interest margin (1)		$56,387	4.20%		$48,708	4.12%
Tax-equivalent adjustment (2)		649	0.05		545	0.04
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$57,036	4.25%		$49,253	4.16%
Net interest rate spread (4)			3.72%			3.62%
Net interest-earning assets (5)	$1,597,412			$1,402,029
Ratio of interest-earning assets to interest-bearing liabilities	1.42			1.41
Cost of total deposits			1.17%			1.21%
Cost of funds			1.25			1.32
_________________________________________________
*Annualized measure.
(1)Net interest margin represents net interest income divided by average total interest-earning assets.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(3)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(4)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$57,243	5.97%	$51,435	6.03%
Loan fees	1,699	0.18	1,363	0.16
Accretion of acquired loan discounts	992	0.10	1,112	0.13
Nonaccrual interest recoveries	264	0.03	627	0.07
Total loan interest income	$60,198	6.28%	$54,537	6.39%
_________________________________________________
*    Annualized measure.
The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$57,243	4.26%	$51,435	4.35%
Loan fees	1,699	0.13	1,363	0.12
Accretion of acquired loan discounts	992	0.07	1,112	0.09
Nonaccrual interest recoveries	264	0.02	627	0.05
Debt securities	10,202	0.76	7,405	0.63
Interest-bearing deposits in bank	1,276	0.10	1,065	0.09
Other	163	0.01	131	0.01
Total interest income	71,839	5.35	63,138	5.34

Interest expense:
Deposits	14,109	1.05	12,939	1.09
Other interest-bearing liabilities	1,343	0.10	1,491	0.13
Total interest expense	15,452	1.15	14,430	1.22
Net interest income	56,387	4.20	48,708	4.12
Tax-equivalent adjustment (1)	649	0.05	545	0.04
Net interest income (tax-equivalent) (1) (2)	$57,036	4.25%	$49,253	4.16%
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
(2)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.

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

	Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate

Interest-earning assets:
Loans	$6,661	$(1,000)	$5,661
Debt securities	1,143	1,654	2,797
Deposits with banks	353	(142)	211
Other	19	13	32
Total interest-earning assets	8,176	525	8,701

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	143	335	478
Money market	509	(458)	51
Savings	76	258	334
Time	1,233	(926)	307
Total interest-bearing deposits	1,961	(791)	1,170
Securities sold under agreements to repurchase	(21)	15	(6)
Borrowings	117	(17)	100
Subordinated notes	(267)	75	(192)
Junior subordinated debentures issued to capital trusts	1	(51)	(50)
Total interest-bearing liabilities	1,791	(769)	1,022
Change in net interest income	$6,385	$1,294	$7,679
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Net interest income for the three months ended March 31, 2026 was $56.4 million, increasing $7.7 million, or 15.8%, when compared to the three months ended March 31, 2025. The increase is primarily attributable to higher average interest-earning asset balances following the CNB merger, improved yields on debt securities, and lower funding costs. Additionally, a $0.4 million decrease in nonaccrual interest recoveries was mostly offset by a $0.3 million increase in loan fees.
Net interest margin increased to 4.20% for the three months ended March 31, 2026, compared to 4.12% for the three months ended March 31, 2025. The increase was primarily attributable to improved yields on debt securities and lower funding costs. Additionally, a 3 basis point decrease in the contribution of nonaccrual interest recoveries was mostly offset by a 1 basis point increase in the contribution of loan fees.

The quarterly net interest margins were as follows:

	2026	2025
Three months ended:
March 31	4.20%	4.12%
June 30	—	4.14
September 30	—	4.13
December 31	—	4.12
From September 2025 to December 2025, the Federal Open Market Committee ("FOMC") lowered the target range for the federal funds rate with three 25 basis point reductions, setting a target range of 3.50% to 3.75% by the end of 2025. These reductions contributed to a decrease in funding costs and yields on variable rate loans while maturing fixed rate loans and securities continued to reprice at higher rates, resulting in a fairly stable net interest margin throughout 2025. Our net interest margin increased in the first quarter of 2026 driven primarily by higher asset yields and the sale of the vast majority of the CNB securities portfolio, with the proceeds used to pay off higher cost sources of funding and purchase higher yield debt securities.
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

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

PROVISION FOR CREDIT LOSSES
Loans	$(415)	$496
Unfunded lending-related commitments	259	80
Total provision for credit losses	$(156)	$576
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The Company recorded a negative provision for credit losses of $0.2 million for the three months ended March 31, 2026, compared to a $0.6 million provision during the three months ended March 31, 2025. The 2026 provision for credit losses primarily reflects a $0.3 million decrease in specific reserves, partially offset by changes within the loan portfolio.
The provision for credit losses is highly dependent on current and forecast economic conditions. Potential deterioration of economic conditions may lead to higher credit losses and adversely impact our financial condition and results of operations. The economic forecasts utilized in estimating the allowance for credit losses on loans and unfunded lending-related commitments include the unemployment rate and changes in GDP as macroeconomic variables, although other economic metrics and trends are considered on a qualitative basis.

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change

Card income	$2,751	$2,548	$203	8.0%
Wealth management fees	3,764	2,841	923	32.5
Service charges on deposit accounts	2,160	1,944	216	11.1
Mortgage servicing	983	990	(7)	(0.7)
Mortgage servicing rights fair value adjustment	197	(308)	505	NM
Gains on sale of mortgage loans	331	252	79	31.3
Unrealized gains (losses) on equity securities	(112)	8	(120)	NM
Gains (losses) on foreclosed assets	40	13	27	207.7
Gains (losses) on other assets	(210)	54	(264)	NM
Income on bank owned life insurance	188	164	24	14.6
Other noninterest income	852	800	52	6.5
Total	$10,944	$9,306	$1,638	17.6%
_________________________________________________
NM    Not meaningful.
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Total noninterest income for the three months ended March 31, 2026, was $10.9 million, an increase of $1.6 million, or 17.6%, from the three months ended March 31, 2025. Notable changes in noninterest income include the following:
•A $0.9 million increase in wealth management fees, primarily driven by higher values of assets under management and an increase in assets under management following the CNB merger;
•A $0.2 million positive MSR fair value adjustment included in the 2026 results, compared to a $0.3 million negative MSR fair value adjustment included in the 2025 results; and
•A $0.2 million impairment loss on bank premises related to the relocation of a branch was recognized in the 2026 results which is absent from the 2025 results.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change

Salaries	$23,061	$17,053	$6,008	35.2%
Employee benefits	3,920	3,285	635	19.3
Occupancy of bank premises	3,124	2,625	499	19.0
Furniture and equipment	608	445	163	36.6
Data processing	11,794	2,717	9,077	334.1
Marketing and customer relations	1,144	1,144	—	—
Amortization of intangible assets	887	695	192	27.6
FDIC insurance	588	562	26	4.6
Loan collection and servicing	696	383	313	81.7
Foreclosed assets	60	5	55	1100.0
Other noninterest expense	6,555	3,021	3,534	117.0
Total	$52,437	$31,935	$20,502	64.2%
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Total noninterest expense for the three months ended March 31, 2026, was $52.4 million, an increase of $20.5 million, or 64.2%, from the three months ended March 31, 2025. Notable changes in noninterest expense include the following:
•CNB acquisition-related expenses totaled $15.7 million during the three months ended March 31, 2026, including $8.7 million in data processing, $4.0 million in salaries, and $2.4 million in professional fees and other noninterest expense;
•The $4.8 million increase in noninterest expenses excluding CNB acquisition-related expenses was primarily attributable to a higher base level of noninterest expense, the majority related to salaries and employee benefits; and
•A $0.6 million increase in employee benefits expense, primarily driven by higher medical benefits cost.
Income Taxes
During the three months ended March 31, 2026 and 2025, we recorded income tax expense of $3.9 million, or an effective tax rate of 25.6%, and $6.4 million, or an effective tax rate of 25.2%, respectively.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	March 31, 2026	December 31, 2025	$ Change	% Change

Cash and cash equivalents	$287,653	$122,269	$165,384	135.3%
Debt securities available-for-sale, at fair value	1,025,992	813,101	212,891	26.2
Debt securities held-to-maturity	453,850	458,746	(4,896)	(1.1)
Loans held for sale	3,247	1,263	1,984	157.1

Loans, before allowance for credit losses	4,686,951	3,456,209	1,230,742	35.6
Less: allowance for credit losses	60,474	41,690	18,784	45.1
Loans, net of allowance for credit losses	4,626,477	3,414,519	1,211,958	35.5

Goodwill	83,504	59,820	23,684	39.6
Intangible assets	44,962	15,117	29,845	197.4
Other assets	248,039	186,555	61,484	33.0
Total assets	$6,773,724	$5,071,390	$1,702,334	33.6%

Total deposits	$5,803,448	$4,359,263	$1,444,185	33.1%
Securities sold under agreements to repurchase	5,046	—	5,046	NM
Borrowings	12,332	12,301	31	0.3
Subordinated notes	84,003	—	84,003	NM
Junior subordinated debentures	52,924	52,909	15	—
Other liabilities	68,566	31,419	37,147	118.2
Total liabilities	6,026,319	4,455,892	1,570,427	35.2
Total stockholders' equity	747,405	615,498	131,907	21.4
Total liabilities and stockholders' equity	$6,773,724	$5,071,390	$1,702,334	33.6%

Tangible assets (1)	$6,645,258	$4,996,453	$1,648,805	33.0%
Tangible common equity (1)	618,939	540,561	78,378	14.5

Core deposits (1)	$5,425,094	$4,157,898	$1,267,196	30.5%

Share and Per Share Information
Book value per share	$20.54	$19.58	$0.96	4.9%
Tangible book value per share (1)	17.01	17.20	(0.19)	(1.1)

Shares of common stock outstanding	36,381,078	31,431,924

Balance Sheet Ratios
Loan to deposit ratio	80.76%	79.28%
Core deposits to total deposits (1)	93.48	95.38
Stockholders' equity to total assets	11.03	12.14
Tangible common equity to tangible assets (1)	9.31	10.82
_________________________________________________
NM   Not meaningful.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.

Notable changes in our consolidated balance sheet include the following:
•The CNB merger added $1.81 billion in total assets, $1.30 billion in loans held for investment, and $1.52 billion in total deposits;
•Following the CNB merger, $313.1 million of the debt securities acquired from CNB were sold with the sales proceeds used to pay off higher cost sources of funding and purchase higher yield debt securities;
•Excluding the impact of the CNB merger, a $72.7 million decrease in total deposits was primarily attributable to an $88.9 million decrease in wealth management customer reciprocal money market deposits, of which $85.0 million was moved off-balance sheet due to strong levels of on-balance sheet liquidity; and
•A private placement of $85.0 million of 5.75% fixed-to-floating rate subordinated notes due in 2036 was completed in March 2026.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$528,301	11.3%	$399,760	11.6%
Commercial real estate - owner occupied	519,847	11.1	320,434	9.3
Commercial real estate - non-owner occupied	1,099,784	23.5	937,094	27.0
Construction and land development	425,335	9.1	280,254	8.1
Multi-family	638,653	13.6	544,941	15.8
One-to-four family residential	614,563	13.1	445,463	12.9
Agricultural and farmland	596,294	12.7	275,251	8.0
Municipal, consumer, and other	264,174	5.6	253,012	7.3
Loans, before allowance for credit losses	4,686,951	100.0%	3,456,209	100.0%
Allowance for credit losses	(60,474)		(41,690)
Loans, net of allowance for credit losses	$4,626,477		$3,414,519
Loans, before allowance for credit losses were $4.69 billion at March 31, 2026, an increase of $1.23 billion, or 35.6%, from December 31, 2025. Excluding the impact of the CNB merger, loans decreased by $65.6 million with the following notable changes:
•A seasonal $26.3 million increase in grain elevator lines of credit within the commercial and industrial segment;
•A $8.0 million reduction on two commercial and industrial lines of credit that funded shortly before and paid off after December 31, 2025;
•Larger payoffs due to refinancings across the multi-family, commercial real estate - non-owner occupied, and municipal, consumer, and other segments were partially offset by increases in the construction and land development and one-to-four family residential segments.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of March 31, 2026 was as follows:

	March 31, 2026
(dollars in thousands)	Balance	Substandard Risk Rating

Accommodation and food services	$101,428	$1,218
Manufacturing	53,296	449
Health care and social assistance	41,854	1,391
Real estate, rental, and leasing	41,384	503
Auto repair and dealers	39,020	290
Retail trade	31,151	113
Grain elevators	28,071	2,250
Construction	23,999	1,308
Arts, entertainment, and recreation	21,935	1,107
Other services (except public administration)	21,914	301
Wholesale trade	19,191	523
Administrative and support services	11,125	—
Professional, scientific, and technical services	11,103	88
Education services	9,178	1,137
Agriculture, forestry, fishing, and hunting	6,274	—
Finance and insurance	3,310	416
Other	55,614	1,548
Total	$519,847	$12,642
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of March 31, 2026 was as follows:

	March 31, 2026
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Retail	$226,412	$718	52%
Warehouse and manufacturing	207,449	51	54
Office	177,099	—	57
Hotel	160,727	2,472	57
Senior Living	112,243	4,072	59
Mixed use (commercial and residential)	82,259	22	62
Medical office	34,448	—	56
Gas station	30,843	—	59
Auto repair and dealers	21,495	40	54
Restaurant and bar	18,996	43	55
Other	27,813	—	57
Total	$1,099,784	$7,418	56%
_________________________________________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $638.7 million as of March 31, 2026, and are primarily made based on projected cash flows from the rental of the underlying collateral. As of March 31, 2026, multi-family loans had a weighted average LTV of 58%, based on the most recent appraisals available, which are generally obtained at the time of origination.

Construction and land development loans totaled $425.3 million as of March 31, 2026. The majority of these loans consist of multi-family and one-to-four family residential construction projects either to be sold upon completion or held for long-term investment, but also include other property types that may be rented, sold, or owner occupied upon completion. Construction and land development loans are primarily based on projected cash flows from the rental or sale of the underlying collateral, or based on the identified cash flows of the borrower.
Management’s disciplined approach to credit risk management is exercised through portfolio diversification, robust underwriting policies, and routine loan monitoring practices in order to identify and mitigate any credit weakness as early as possible. Management continually monitors and evaluates commercial real estate concentrations by property class, industry, and relative to the Bank’s regulatory capital to remain in line with board-established limits and adapt to changing industry conditions. A centralized credit underwriting group, independent of the originating lender, evaluates a vast majority of the commercial exposures over $750 thousand annually, if not more frequently, through a standardized credit review process to ensure uniform application of policies and procedures as well as analyze credit performance. All loans require appropriate internal approval, with a centralized credit approval group reviewing the vast majority of exposures over $1 million. Additionally, more than 45% of loan commitments are reviewed on a rolling 24 month basis between a robust internal review process and an annual third-party review of a sample of the portfolio.
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

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of March 31, 2026. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$252,574	$196,042	$79,685	$—	$528,301
Commercial real estate - owner occupied	66,882	188,205	150,830	113,930	519,847
Commercial real estate - non-owner occupied	243,696	599,750	159,271	97,067	1,099,784
Construction and land development	205,014	197,751	18,332	4,238	425,335
Multi-family	134,373	376,223	72,086	55,971	638,653
One-to-four family residential	95,116	191,429	93,519	234,499	614,563
Agricultural and farmland	205,917	179,776	99,645	110,956	596,294
Municipal, consumer, and other	73,057	79,718	75,685	35,714	264,174
Total	$1,276,629	$2,008,894	$749,053	$652,375	$4,686,951
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$78,958	$28,676	$107,634	$168,093	$275,727
Commercial real estate - owner occupied	100,199	179,463	279,662	173,303	452,965
Commercial real estate - non-owner occupied	144,176	148,282	292,458	563,630	856,088
Construction and land development	83,315	8,921	92,236	128,085	220,321
Multi-family	67,048	64,003	131,051	373,229	504,280
One-to-four family residential	104,472	163,165	267,637	251,810	519,447
Agricultural and farmland	78,353	131,364	209,717	180,660	390,377
Municipal, consumer, and other	23,217	31,361	54,578	136,539	191,117
Total	$679,738	$755,235	$1,434,973	$1,975,349	$3,410,322

Nonperforming Assets
Our nonperforming loans and nonperforming assets were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025

NONPERFORMING ASSETS
Nonaccrual	$13,229	$7,556
Past due 90 days or more, still accruing	—	—
Total nonperforming loans	13,229	7,556
Foreclosed assets	1,149	1,126
Total nonperforming assets	$14,378	$8,682

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$2,291	$2,170

Allowance for credit losses	$60,474	$41,690
Loans, before allowance for credit losses	4,686,951	3,456,209

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.29%	1.21%
Allowance for credit losses to nonaccrual loans	457.13	551.75
Allowance for credit losses to nonperforming loans	457.13	551.75
Nonaccrual loans to loans, before allowance for credit losses	0.28	0.22
Nonperforming loans to loans, before allowance for credit losses	0.28	0.22
Nonperforming assets to total assets	0.21	0.17
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.31	0.25
Total nonperforming assets were $14.4 million at March 31, 2026, an increase of 65.6% when compared to $8.7 million at December 31, 2025. The $5.7 million increase in nonperforming assets from December 31, 2025 was primarily attributable to $6.1 million of nonaccrual loans acquired in the CNB merger, with the majority in the construction and land development segment. Additionally, of the $13.2 million of nonperforming loans held as of March 31, 2026, $2.3 million are either wholly or partially guaranteed by the U.S. Government.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025

Pass	$4,317,189	$3,241,912
Pass-watch	256,005	131,766
Special mention	31,013	11,788
Substandard	82,744	70,743
Total	$4,686,951	$3,456,209
Loans rated pass-watch or worse increased $155.5 million, or 72.5%, from December 31, 2025 to March 31, 2026, primarily attributable to loans acquired in the CNB merger, including $113.0 million of pass-watch loans, $18.0 million of special mention loans, and $20.7 million of substandard loans.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans by loan category.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Net charge-offs (recoveries)
Commercial and industrial	$461	$326
Commercial real estate - owner occupied	244	(1)
Commercial real estate - non-owner occupied	(15)	—
Construction and land development	—	5
Multi-family	(3)	—
One-to-four family residential	(25)	41
Agricultural and farmland	(4)	(38)
Municipal, consumer, and other	100	96
Total	$758	$429

Average loans
Commercial and industrial	$460,121	$444,711
Commercial real estate - owner occupied	384,274	323,501
Commercial real estate - non-owner occupied	998,651	890,466
Construction and land development	341,733	368,489
Multi-family	568,948	433,053
One-to-four family residential	503,901	460,809
Agricultural and farmland	377,720	278,054
Municipal, consumer, and other	255,040	261,823
Total	$3,890,388	$3,460,906

Charge-offs (recoveries) to average loans *
Commercial and industrial	0.41%	0.30%
Commercial real estate - owner occupied	0.26	—
Commercial real estate - non-owner occupied	(0.01)	—
Construction and land development	—	0.01
Multi-family	—	—
One-to-four family residential	(0.02)	0.04
Agricultural and farmland	—	(0.06)
Municipal, consumer, and other	0.16	0.15
Total	0.08%	0.05%
_________________________________________________
*    Annualized measure.
The net charge-offs (recoveries) to average total loans ratio has remained low for several years. While we believe our continuous credit monitoring and collection efforts have resulted in lower levels of credit losses, we also recognize that the relatively stable economic conditions after the COVID-19 pandemic have also contributed to reduced credit losses.

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of March 31, 2026, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	March 31, 2026
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$19,948	1.15%	$—	—%	$19,948	1.15%
U.S. government agency	10,387	2.02	5,000	1.10	15,387	1.72
Municipal	9,472	2.56	2,330	2.83	11,802	2.62
Mortgage-backed:
Agency residential	896	2.74	—	—	896	2.74
Agency commercial	10,075	1.90	7,454	2.85	17,529	2.30
Corporate	1,999	6.00	—	—	1,999	6.00
Total	$52,777	1.93%	$14,784	2.25%	$67,561	2.00%
Due after 1 year through 5 years
U.S. Treasury	$59,877	1.46%	$—	—%	$59,877	1.46%
U.S. government agency	12,350	2.54	57,887	2.50	70,237	2.51
Municipal	85,542	1.71	15,296	3.21	100,838	1.94
Mortgage-backed:
Agency residential	21,417	2.01	10,551	2.08	31,968	2.03
Agency commercial	63,426	1.78	158,691	1.97	222,117	1.92
Corporate	18,238	5.12	—	—	18,238	5.12
Total	$260,850	1.97%	$242,425	2.18%	$503,275	2.07%
Due after 5 years through 10 years
U.S. government agency	$80,572	4.12%	$25,614	2.70%	$106,186	3.78%
Municipal	58,346	2.35	8,647	3.64	66,993	2.52
Mortgage-backed:
Agency residential	41,236	2.95	2,403	3.11	43,639	2.96
Agency commercial	11,131	3.41	64,588	2.02	75,719	2.23
Corporate	41,000	6.11	—	—	41,000	6.11
Total	$232,285	3.79%	$101,252	2.36%	$333,537	3.35%
Due after 10 years
U.S. government agency	$7,093	4.39%	$—	—%	$7,093	4.39%
Municipal	55,332	3.56	1,932	3.47	57,264	3.55
Mortgage-backed:
Agency residential	390,309	4.59	60,580	3.63	450,889	4.46
Agency commercial	58,178	3.75	32,877	2.03	91,055	3.13
Corporate	4,429	5.96	—	—	4,429	5.96
Total	$515,341	4.39%	$95,389	3.08%	$610,730	4.19%
Total
U.S. Treasury	$79,825	1.39%	$—	—%	$79,825	1.39%
U.S. government agency	110,402	3.77	88,501	2.48	198,903	3.19
Municipal	208,692	2.42	28,205	3.33	236,897	2.53
Mortgage-backed:
Agency residential	453,858	4.31	73,534	3.39	527,392	4.19
Agency commercial	142,810	2.72	263,610	2.02	406,420	2.26
Corporate	65,666	5.82	—	—	65,666	5.82
Total	$1,061,253	3.54%	$453,850	2.41%	$1,515,103	3.20%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended March 31,						Percent Change in Average Balance
	2026			2025
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,150,594	23.5%	—%	$1,045,733	24.1%	—%	10.0%
Interest-bearing demand	1,223,982	25.0	0.64	1,120,608	25.9	0.53	9.2
Money market	906,663	18.6	1.99	807,728	18.7	2.21	12.2
Savings	671,852	13.7	0.43	569,494	13.2	0.26	18.0
Time	940,019	19.2	3.03	784,099	18.1	3.48	19.9
Total deposits	$4,893,110	100.0%	1.17%	$4,327,662	100.0%	1.21%	13.1%
_________________________________________________
*Annualized measure.
The average balance of deposits increased 13.1% from the three months ended March 31, 2025 to the three months ended March 31, 2026 primarily due to the CNB acquisition, which added $996.5 million of non-maturity deposits and $520.4 million of time deposits on March 1, 2026.
Despite the continued shift towards higher cost deposit products, a reduction in the target range for the federal funds rate during the second half of 2025 contributed to a decrease in funding costs. As a result, total deposit costs have continued to decline.
The following table sets forth time deposits by remaining maturity as of March 31, 2026:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time deposits:
Amounts less than $100,000	$178,934	$130,022	$128,349	$38,032	$475,337
Amounts of $100,000 or more but less than $250,000	158,659	115,708	118,825	18,786	411,978
Amounts of $250,000 or more	156,553	61,818	151,254	8,729	378,354
Total time deposits	$494,146	$307,548	$398,428	$65,547	$1,265,669
As of March 31, 2026 and December 31, 2025, the Bank’s uninsured deposits were estimated to be $1.34 billion and $928.7 million, respectively.

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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of March 31, 2026 and December 31, 2025, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	March 31, 2026	December 31, 2025

Cash and cash equivalents	$287,653	$122,269
Fair value of unpledged securities	950,205	845,524
Total cash and unpledged securities	$1,237,858	$967,793
Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of March 31, 2026, our current borrowings and additional available borrowing capacity were as follows:

	March 31, 2026
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$12,332	$1,007,862
Federal Reserve	—	108,336
Federal funds lines of credit	—	80,000
Total	$12,332	$1,196,198
Furthermore, the Bank has the option to utilize brokered deposits as an additional source of liquidity, as needed.
As of March 31, 2026, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of March 31, 2026, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of March 31, 2026, the Holding Company had cash and cash equivalents of $28.7 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that such limitations will not impact the Holding Company’s ability to meet its ongoing short-term or intermediate-term cash obligations. During the three months ended March 31, 2026 and 2025, the Bank paid $56.0 million and $7.5 million in dividends to the Holding Company, respectively. Additionally, the private placement of $85.0 million of subordinated notes completed on March 11, 2026 bolstered the cash reserves at the Holding Company with $60.0 million contributed to the Bank during the first quarter of 2026.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on debt, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended March 31, 2026 and 2025, holding company operating expenses consisted of interest expense of $1.1 million and $1.4 million, respectively, and other operating expenses of $3.5 million and $1.0 million, respectively. Additionally, the Holding Company paid $7.3 million and $6.7 million of dividends to stockholders during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of March 31, 2026, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of March 31, 2026, the Holding Company had no material commitments for capital expenditures.
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
As of March 31, 2026 and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	March 31, 2026	December 31, 2025	For Capital Adequacy Purposes With Capital Conservation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	15.99%	16.82%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	13.38	15.72	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	12.42	14.42	7.00	N/A
Tier 1 Capital (to Average Assets)	12.63	12.26	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	15.46%	16.52%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	14.44	15.42	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.44	15.42	7.00	6.50
Tier 1 Capital (to Average Assets)	13.63	12.02	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of March 31, 2026, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
During 2025, the Company paid quarterly cash dividends of $0.21 per share. In January 2026, the Company announced an increase of $0.02 and paid a $0.23 per share dividend during the first quarter of 2026.
Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased 602,855 shares of its common stock at a weighted average price of $25.84 during the three months ended March 31, 2026. The Company’s Board of Directors has authorized the repurchase of up to $30.0 million of its common stock under its stock repurchase program in effect until January 1, 2027. As of March 31, 2026, the Company had $14.4 million remaining under the current stock repurchase authorization.
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
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the acquisition date. Estimating such fair values may require highly subjective assumptions or the use of a valuation specialist. In the CNB acquisition, the fair value for loans was most significant estimate and relatively small changes in assumptions used in this estimate could result in a materially different conclusion.
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
-Adjusted Earnings Per Share – Basic, which is Adjusted Net Income divided by weighted average common shares outstanding.
-Adjusted Earnings Per Share – Diluted, which is Adjusted Net Income divided by weighted average common shares outstanding, including all dilutive potential shares.
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

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Net income	$11,200	$19,075
Less: adjustments
Acquisition expenses	(15,666)	—
Net earnings (losses) on closed or sold operations	4	—
Gains (losses) on closed branch premises	(210)	59
Mortgage servicing rights fair value adjustment	197	(308)
Total adjustments	(15,675)	(249)
Tax effect of adjustments (1)	4,265	71
Total adjustments after tax effect	(11,410)	(178)
Adjusted net income	$22,610	$19,253

Average assets	$5,713,444	$5,032,813

Return on average assets *	0.80%	1.54%
Adjusted return on average assets *	1.60	1.55
_________________________________________________
*    Annualized measure.
(1)Assumes a federal income tax rate of 21% and a state tax rate of 9.5%, and excludes non-deductible acquisition expenses.
Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025

Numerator:
Net income	$11,200	$19,075

Adjusted net income	$22,610	$19,253

Denominator:
Weighted average common shares outstanding	33,180,009	31,584,989
Dilutive effect of outstanding restricted stock units	120,087	126,682
Weighted average common shares outstanding, including all dilutive potential shares	33,300,096	31,711,671

Earnings per share - basic	$0.34	$0.60
Earnings per share - diluted	$0.34	$0.60

Adjusted earnings per share - basic	$0.68	$0.61
Adjusted earnings per share - diluted	$0.68	$0.61

Reconciliation of Non-GAAP Financial Measure —
Pre-Provision Net Revenue, Pre-Provision Net Revenue Less Charge-offs (Recoveries),
Adjusted Pre-Provision Net Revenue, and
Adjusted Pre-Provision Net Revenue Less Charge-offs (Recoveries)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Net interest income	$56,387	$48,708
Noninterest income	10,944	9,306
Noninterest expense	(52,437)	(31,935)
Pre-provision net revenue	14,894	26,079
Less: adjustments
Acquisition expenses	(15,666)	—
Net earnings (losses) on closed or sold operations	4	—
Gains (losses) on closed branch premises	(210)	59
Mortgage servicing rights fair value adjustment	197	(308)
Total adjustments	(15,675)	(249)
Adjusted pre-provision net revenue	$30,569	$26,328

Pre-provision net revenue	$14,894	$26,079
Less: net charge-offs	758	429
Pre-provision net revenue less net charge-offs	$14,136	$25,650

Adjusted pre-provision net revenue	$30,569	$26,328
Less: net charge-offs	758	429
Adjusted pre-provision net revenue less net charge-offs	$29,811	$25,899

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Net interest income (tax-equivalent basis)
Net interest income	$56,387	$48,708
Tax-equivalent adjustment (1)	649	545
Net interest income (tax-equivalent basis) (1)	$57,036	$49,253

Net interest margin (tax-equivalent basis)
Net interest margin *	4.20%	4.12%
Tax-equivalent adjustment * (1)	0.05	0.04
Net interest margin (tax-equivalent basis) * (1)	4.25%	4.16%

Average interest-earning assets	$5,444,413	$4,798,021
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis) and Adjusted Efficiency Ratio (Tax-Equivalent Basis)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Total noninterest expense	$52,437	$31,935
Less: amortization of intangible assets	887	695
Noninterest expense excluding amortization of intangible assets	51,550	31,240
Less: adjustments to noninterest expense
Acquisition expenses	15,666	—
Expenses from closed or sold operations	149	—
Total adjustments to noninterest expense	15,815	—
Adjusted noninterest expense	$35,735	$31,240

Net interest income	$56,387	$48,708
Total noninterest income	10,944	9,306
Operating revenue	67,331	58,014
Tax-equivalent adjustment (1)	649	545
Operating revenue (tax-equivalent basis) (1)	67,980	58,559
Less: adjustments to noninterest income
Revenue from closed or sold operations	153	—
Gains (losses) on closed branch premises	(210)	59
Mortgage servicing rights fair value adjustment	197	(308)
Total adjustments to noninterest income	140	(249)
Adjusted operating revenue (tax-equivalent basis) (1)	$67,840	$58,808

Efficiency ratio	76.56%	53.85%
Efficiency ratio (tax-equivalent basis) (1)	75.83	53.35
Adjusted efficiency ratio (tax-equivalent basis) (1)	52.68	53.12
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	March 31, 2026	December 31, 2025

Tangible Common Equity
Total stockholders' equity	$747,405	$615,498
Less: Goodwill	83,504	59,820
Less: Intangible assets	44,962	15,117
Tangible common equity	$618,939	$540,561

Tangible Assets
Total assets	$6,773,724	$5,071,390
Less: Goodwill	83,504	59,820
Less: Intangible assets	44,962	15,117
Tangible assets	$6,645,258	$4,996,453

Total stockholders' equity to total assets	11.03%	12.14%
Tangible common equity to tangible assets	9.31	10.82

Shares of common stock outstanding	36,381,078	31,431,924

Book value per share	$20.54	$19.58
Tangible book value per share	17.01	17.20
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Average Tangible Common Equity
Total stockholders' equity	$670,567	$554,715
Less: Goodwill	67,977	59,820
Less: Intangible assets	25,382	17,480
Average tangible common equity	$577,208	$477,415

Net income	$11,200	$19,075
Adjusted net income	22,610	19,253

Return on average stockholders' equity *	6.77%	13.95%
Return on average tangible common equity *	7.87	16.20

Adjusted return on average stockholders' equity *	13.67%	14.08%
Adjusted return on average tangible common equity *	15.89	16.36
_________________________________________________
*    Annualized measure.

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	March 31, 2026	December 31, 2025

Core Deposits
Total deposits	$5,803,448	$4,359,263
Less: time deposits of $250,000 or more	378,354	201,365
Less: brokered deposits	—	—
Core deposits	$5,425,094	$4,157,898

Core deposits to total deposits	93.48%	95.38%

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
Deposit Betas
Deposit pricing changes are primarily driven by changes in the federal funds rate, with the relationship between deposit rates and federal funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated federal funds rate range over a specified period. During the most recent rising rate cycle, which was from the fourth quarter of 2021 through the second quarter of 2024, our cumulative deposit beta was 23.6%. Since the start of the current falling rate cycle, which began with the third quarter of 2024, our cumulative deposit beta has been 10.7%.
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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
March 31, 2026
+400	17.4%	9.6%	20.5%
+300	14.4	7.9	16.3
+200	10.4	5.8	11.6
+100	5.7	3.3	6.4
-100	(6.5)	(2.8)	(6.3)
-200	(13.1)	(4.4)	(11.7)
-300	(6.7)	(6.8)	(18.5)
-400	3.5	(8.4)	(21.5)

December 31, 2025
+400	25.3%	4.9%	14.7%
+300	20.7	4.2	11.8
+200	14.8	3.7	9.0
+100	8.0	2.2	5.0
-100	(9.1)	(4.0)	(7.3)
-200	(16.6)	(4.1)	(11.3)
-300	(9.2)	(5.3)	(16.9)
-400	0.6	(5.5)	(18.0)
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On December 16, 2025, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $30.0 million of its common stock. The stock repurchase program will be in effect until January 1, 2027, with the timing of purchases and number of shares repurchased dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the stock repurchase program, and the stock repurchase program may be suspended or discontinued at any time without notice.
The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
January 1 - 31, 2026	—	$—	—	$30,000
February 1 - 28, 2026	—	—	—	30,000
March 1 - 31, 2026	602,855	25.84	602,855	14,422
Total	602,855	$25.84	602,855	$14,422
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6.    EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated March 11, 2026, by and between HBT Financial, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2026).

4.2	Forms of 5.75% Fixed-to-Floating Rate Subordinated Note due 2036 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2026).

10.1
Subordinated Note Purchase Agreement, dated March 11, 2026, by and among HBT Financial, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2026).

10.2
Form of Registration Rights Agreement, dated March 11, 2026, by and among HBT Financial, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2026).

10.3 §	Amendment to the Amended and Restated Employment Agreement, dated March 13, 2026, by and between the Company, the Bank, and Fred L. Drake

10.4 §	Amendment to the Amended and Restated Employment Agreement, dated March 13, 2026, by and between the Company, the Bank, and J. Lance Carter

10.5 §	Amendment to the Amended and Restated Employment Agreement, dated March 13, 2026, by and between the Company, the Bank, and Peter Chapman

10.6 §	Amendment to the Amended and Restated Employment Agreement, dated March 13, 2026, by and between the Company, the Bank, and Lawrence J. Horvath

10.7 §	Amendment to the Amended and Restated Employment Agreement, dated March 13, 2026, by and between the Company, the Bank, and Mark W. Scheirer

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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

HBT FINANCIAL, INC.

May 6, 2026	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)