Form 10-Q
period 2026-06-30
HBT Financial, Inc.
filed 2026-08-07
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to
Commission file number: 001-39085
HBT Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1117216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 North Hershey Road Bloomington, Illinois 61704	(309) 662-4444
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HBT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 36,365,612 shares outstanding of the registrant’s common stock, $0.01 par value.

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
•the economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or other threats thereof (including the Russian invasion of Ukraine, ongoing conflicts in the Middle East, and other international military conflicts that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control), and the response of the local, state and national governments to any such adverse external events;
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
•technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers;
•emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or customers;
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
•the availability of future equity and debt issuances and other capital raising opportunities on favorable terms;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$28,634	$24,423
Interest-bearing deposits with banks	103,616	97,846
Cash and cash equivalents	132,250	122,269

Interest-bearing time deposits with banks	245	—
Debt securities available-for-sale, at fair value	1,085,908	813,101
Debt securities held-to-maturity (fair value of $408,474 at 2026 and $426,799 at 2025)	443,042	458,746
Equity securities with readily determinable fair value	3,546	3,322
Equity securities with no readily determinable fair value	6,438	2,612
Restricted stock, at cost	6,000	4,979
Loans held for sale	3,857	1,263

Loans, before allowance for credit losses	4,752,418	3,456,209
Allowance for credit losses	(60,564)	(41,690)
Loans, net of allowance for credit losses	4,691,854	3,414,519

Bank owned life insurance	37,883	24,660
Bank premises and equipment, net	91,418	73,642
Bank premises held for sale	337	—
Foreclosed assets	766	1,126
Goodwill	81,949	59,820
Intangible assets, net	42,858	15,117
Mortgage servicing rights, at fair value	19,339	16,944
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	35,082	23,779
Other assets	43,260	33,877
Total assets	$6,727,646	$5,071,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,313,650	$1,049,043
Interest-bearing	4,444,336	3,310,220
Total deposits	5,757,986	4,359,263

Federal Home Loan Bank advances	12,363	12,301
Subordinated notes	84,026	—
Junior subordinated debentures issued to capital trusts	52,939	52,909
Other liabilities	55,599	31,419
Total liabilities	5,962,913	4,455,892

COMMITMENTS AND CONTINGENCIES (Note 16)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 38,451,113 at 2026 and 32,899,104 at 2025; shares outstanding of 36,365,612 at 2026 and 31,431,924 at 2025	385	329
Surplus	447,030	298,548
Retained earnings	390,528	367,163
Accumulated other comprehensive income (loss)	(29,527)	(23,018)
Treasury stock at cost, 2,085,501 shares at 2026 and 1,467,180 at 2025	(43,683)	(27,524)
Total stockholders’ equity	764,733	615,498
Total liabilities and stockholders’ equity	$6,727,646	$5,071,390
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$73,668	$53,156	$132,549	$106,525
Federally tax exempt	1,539	1,215	2,856	2,383
Debt securities:
Taxable	11,167	7,434	20,711	14,370
Federally tax exempt	1,001	457	1,659	926
Interest-bearing deposits in bank	1,024	1,544	2,300	2,609
Other interest and dividend income	184	113	347	244
Total interest and dividend income	88,583	63,919	160,422	127,057

INTEREST EXPENSE
Deposits	17,253	12,835	31,362	25,774
Securities sold under agreements to repurchase	14	—	30	22
Borrowings	170	30	379	139
Subordinated notes	1,245	469	1,523	939
Junior subordinated debentures issued to capital trusts	845	927	1,685	1,817
Total interest expense	19,527	14,261	34,979	28,691
Net interest income	69,056	49,658	125,443	98,366
PROVISION FOR CREDIT LOSSES	676	526	520	1,102
Net interest income after provision for credit losses	68,380	49,132	124,923	97,264

NONINTEREST INCOME
Card income	3,428	2,797	6,179	5,345
Wealth management fees	3,917	2,826	7,681	5,667
Service charges on deposit accounts	2,489	1,915	4,649	3,859
Mortgage servicing	1,143	1,042	2,126	2,032
Mortgage servicing rights fair value adjustment	(751)	(751)	(554)	(1,059)
Gains on sale of mortgage loans	412	459	743	711
Unrealized gains (losses) on equity securities	191	23	79	31
Gains (losses) on foreclosed assets	(129)	14	(89)	27
Gains (losses) on other assets	(2)	(128)	(212)	(74)
Income on bank owned life insurance	206	167	394	331
Other noninterest income	937	776	1,789	1,576
Total noninterest income	11,841	9,140	22,785	18,446

NONINTEREST EXPENSE
Salaries	21,981	16,452	45,042	33,505
Employee benefits	4,185	3,580	8,105	6,865
Occupancy of bank premises	3,509	2,471	6,633	5,096
Furniture and equipment	931	575	1,539	1,020
Data processing	3,763	2,687	15,557	5,404
Marketing and customer relations	1,386	1,020	2,530	2,164
Amortization of intangible assets	1,455	694	2,342	1,389
FDIC insurance	677	551	1,265	1,113
Loan collection and servicing	555	360	1,251	743
Foreclosed assets	40	67	100	72
Other noninterest expense	3,964	3,457	10,519	6,478
Total noninterest expense	42,446	31,914	94,883	63,849
INCOME BEFORE INCOME TAX EXPENSE	37,775	26,358	52,825	51,861
INCOME TAX EXPENSE	9,931	7,128	13,781	13,556
NET INCOME	$27,844	$19,230	$39,044	$38,305

EARNINGS PER SHARE - BASIC	$0.77	$0.61	$1.12	$1.21
EARNINGS PER SHARE - DILUTED	$0.76	$0.61	$1.12	$1.21
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	36,373,749	31,510,759	34,785,701	31,547,669
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

NET INCOME	$27,844	$19,230	$39,044	$38,305

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	(2,250)	7,069	(8,745)	18,154
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	441	492	890	996
Unrealized losses on derivative instruments	(1,162)	(1)	(1,162)	—
Reclassification adjustment for net settlements on derivative instruments	(24)	(2)	(24)	(38)
Total other comprehensive income (loss), before tax	(2,995)	7,558	(9,041)	19,112
Income tax expense (benefit)	(839)	1,851	(2,532)	5,086
Total other comprehensive income (loss)	(2,156)	5,707	(6,509)	14,026
TOTAL COMPREHENSIVE INCOME	$25,688	$24,937	$32,535	$52,331
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, March 31, 2026	36,381,078	$385	$446,555	$371,093	$(27,371)	$(43,257)	$747,405
Net income	—	—	—	27,844	—	—	27,844
Other comprehensive loss	—	—	—	—	(2,156)	—	(2,156)
Stock-based compensation	—	—	475	—	—	—	475
Repurchase of common stock	(15,466)	—	—	—	—	(426)	(426)
Cash dividends and dividend equivalents ($0.23 per share)	—	—	—	(8,409)	—	—	(8,409)
Balance, June 30, 2026	36,365,612	$385	$447,030	$390,528	$(29,527)	$(43,683)	$764,733

Balance, March 31, 2025	31,631,431	$329	$297,024	$329,169	$(38,446)	$(23,019)	$565,057
Net income	—	—	—	19,230	—	—	19,230
Other comprehensive income	—	—	—	—	5,707	—	5,707
Stock-based compensation	—	—	455	—	—	—	455
Repurchase of common stock	(135,997)	—	—	—	—	(2,903)	(2,903)
Cash dividends and dividend equivalents ($0.21 per share)	—	—	—	(6,649)	—	—	(6,649)
Balance, June 30, 2025	31,495,434	$329	$297,479	$341,750	$(32,739)	$(25,922)	$580,897
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2025	31,431,924	$329	$298,548	$367,163	$(23,018)	$(27,524)	$615,498
Net income	—	—	—	39,044	—	—	39,044
Other comprehensive loss	—	—	—	—	(6,509)	—	(6,509)
Stock-based compensation	—	—	952	—	—	—	952
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	53,878	1	(645)	—	—	—	(644)
Issuance of common stock in CNB acquisition	5,498,131	55	148,175	—	—	—	148,230
Repurchase of common stock	(618,321)	—	—	—	—	(16,159)	(16,159)
Cash dividends and dividend equivalents ($0.46 per share)	—	—	—	(15,679)	—	—	(15,679)
Balance, June 30, 2026	36,365,612	$385	$447,030	$390,528	$(29,527)	$(43,683)	$764,733

Balance, December 31, 2024	31,559,366	$328	$297,297	$316,764	$(46,765)	$(23,019)	$544,605
Net income	—	—	—	38,305	—	—	38,305
Other comprehensive income	—	—	—	—	14,026	—	14,026
Stock-based compensation	—	—	874	—	—	—	874
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	72,065	1	(692)	—	—	—	(691)
Repurchase of common stock	(135,997)	—	—	—	—	(2,903)	(2,903)
Cash dividends and dividend equivalents ($0.42 per share)	—	—	—	(13,319)	—	—	(13,319)
Balance, June 30, 2025	31,495,434	$329	$297,479	$341,750	$(32,739)	$(25,922)	$580,897
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,044	$38,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,072	1,535
Provision for credit losses	520	1,102
Net amortization of debt securities	47	1,409
Deferred income tax expense	8,755	1,091
Stock-based compensation	952	874
Net accretion of discount and deferred loan fees on loans	(4,971)	(3,801)
Net unrealized gain on equity securities	(79)	(31)
Net loss on disposals of bank premises and equipment	2	83
Net gain on sales of bank premises held for sale	—	(59)
Impairment losses on bank premises held for sale	210	50
Net gain on sales of foreclosed assets	(52)	(41)
Write-down of foreclosed assets	141	14
Amortization of intangibles	2,342	1,389
Decrease in fair value of mortgage servicing rights	554	1,059
Amortization of discount and issuance costs on subordinated notes and debentures	59	70
Amortization of discount on Federal Home Loan Bank advances	62	97
Amortization of premium on time deposits	(856)	—
Mortgage loans originated for sale	(31,720)	(23,453)
Proceeds from sale of mortgage loans	30,156	23,434
Net gain on sale of mortgage loans	(743)	(711)
Increase in cash surrender value of bank owned life insurance	(394)	(331)
Decrease in accrued interest receivable	2,492	4,146
Decrease (increase) in other assets	(245)	424
Decrease in other liabilities	(2,611)	(2,662)
Net cash provided by operating activities	45,737	43,993
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of debt securities	313,077	—
Proceeds from sales and redemptions of equity securities	60	54
Proceeds from paydowns, maturities, and calls of debt securities	80,359	86,079
Purchase of debt securities	(293,511)	(125,579)
Purchase of equity securities	(163)	(34)
Purchase of loans	—	(9,782)
Net decrease in loans	3,903	129,077
Proceeds from redemption of restricted stock	4,230	107
Purchases of bank premises and equipment	(4,271)	(3,383)
Proceeds from sales of bank premises held for sale	—	186
Proceeds from sales of foreclosed assets	812	469
Net cash received in acquisition of CNB Bank Shares, Inc.	15,036	—
Proceeds from sale of brokerage operations acquired from CNB Bank Shares, Inc.	649	—
Net cash provided by investing activities	120,181	77,194

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(117,259)	(11,723)
Net decrease in repurchase agreements	(18,354)	(28,413)
Proceeds from long-term Federal Home Loan Bank advances	—	1,800
Repayment of long-term Federal Home Loan Bank advances	(71,839)	(7,888)
Issuance of subordinated notes, net of issuance costs	83,997	—
Taxes paid related to the vesting of restricted stock units	(644)	(691)
Repurchase of common stock	(16,159)	(2,903)
Cash dividends and dividend equivalents paid	(15,679)	(13,319)
Net cash used in financing activities	(155,937)	(63,137)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,981	58,050
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122,269	137,692
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,250	$195,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$34,107	$29,168
Net cash paid for income taxes:
Federal	$5,998	$9,150
Illinois	2,900	4,650
Other states	435	345
Total	$9,333	$14,145

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$541	$965
Transfers of bank premises and equipment to bank premises held for sale	$337	$—
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
This transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the date of acquisition. Given the timing of the acquisition, fair values are subject to refinement up to one year after the closing date of March 1, 2026. A measurement period adjustment of $1.6 million was recorded in the second quarter of 2026 as more information became available related to CNB's unrecorded assets. Goodwill of $22.1 million was recorded in the acquisition, which reflects expected synergies from combining the operations of HBT Financial and CNB, and is nondeductible for tax purposes.
The acquisition of CNB further enhanced HBT Financial's footprint in the central Illinois, Chicago MSA, and suburban St. Louis markets. Acquisition-related expenses recognized during the three and six months ended June 30, 2026 and 2025 are summarized below.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Salaries	$(44)	$—	$3,959	$—
Occupancy of bank premises	13	—	118	—
Furniture and equipment	9	—	72	—
Data processing	91	—	8,759	—
Marketing and customer relations	5	—	74	—
Loan collection and servicing	28	—	348	—
Professional fees and other noninterest expense	155	—	2,593	—
Total acquisition-related expenses	$257	$—	$15,923	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the assets acquired and liabilities assumed from CNB on the acquisition date of March 1, 2026 were as follows (dollars in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$48,873
Interest-bearing time deposits with banks	245
Debt securities	364,930
Equity securities	3,868
Restricted stock	5,251
Loans held for sale	287

Loans, before allowance for credit losses	1,296,340
Allowance for credit losses	(19,957)
Loans, net of allowance for credit losses	1,276,383

Bank owned life insurance	12,829
Bank premises and equipment	16,126
Intangible assets	30,083
Intangible assets held for sale	649
Mortgage servicing rights	2,949
Accrued interest receivable	13,795
Other assets	15,550
Total assets acquired	1,791,818

Liabilities assumed:
Deposits	1,516,838
Repurchase Agreements	18,354
FHLB advances	71,839
Other liabilities	24,849
Total liabilities assumed	1,631,880
Net assets acquired	$159,938

Consideration paid:
Cash	$33,837
Common stock	148,230
Total consideration paid	$182,067

Goodwill	$22,129

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
The following table provides the pro forma information for the results of operations for the three and six months ended June 30, 2026 and 2025 as if the acquisition of CNB had occurred on January 1, 2025. The pro forma results combine the historical results of CNB into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, securities discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total revenues (net interest income and noninterest income)	$79,722	$80,468	$160,767	$158,410
Net income	26,915	25,704	49,143	37,273
Earnings per share - basic	0.74	0.69	1.34	1.01
Earnings per share - diluted	0.74	0.69	1.34	1.00

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	June 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$79,851	$—	$(4,271)	$—	$75,580
U.S. government agency	133,067	233	(1,929)	—	131,371
Municipal	218,152	280	(13,855)	—	204,577
Mortgage-backed:
Agency residential	487,016	1,210	(11,719)	—	476,507
Agency commercial	145,487	20	(7,239)	—	138,268
Corporate	59,846	801	(1,042)	—	59,605
Total available-for-sale	$1,123,419	$2,544	$(40,055)	$—	$1,085,908

	June 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$88,508	$—	$(5,690)	$82,818	$—
Municipal	27,237	223	(53)	27,407	—
Mortgage-backed:
Agency residential	71,168	5	(3,317)	67,856	—
Agency commercial	256,129	7	(25,743)	230,393	—
Total held-to-maturity	$443,042	$235	$(34,803)	$408,474	$—

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
As of June 30, 2026 and December 31, 2025, the Bank had debt securities with a carrying value of $585.7 million and $412.8 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of June 30, 2026, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$46,543	$46,043	$13,285	$13,249
Due after 1 year through 5 years	167,518	155,689	68,604	65,614
Due after 5 years through 10 years	202,368	197,049	31,926	29,470
Due after 10 years	74,487	72,352	1,930	1,892

Mortgage-backed:
Agency residential	487,016	476,507	71,168	67,856
Agency commercial	145,487	138,268	256,129	230,393
Total	$1,123,419	$1,085,908	$443,042	$408,474

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of June 30, 2026 and December 31, 2025, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	June 30, 2026
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(4,271)	$75,580	$(4,271)	$75,580
U.S. government agency	(918)	80,524	(1,011)	29,291	(1,929)	109,815
Municipal	(1,347)	51,058	(12,508)	124,480	(13,855)	175,538
Mortgage-backed:
Agency residential	(4,340)	270,177	(7,379)	93,795	(11,719)	363,972
Agency commercial	(465)	46,597	(6,774)	89,172	(7,239)	135,769
Corporate	(79)	6,921	(963)	17,940	(1,042)	24,861
Total available-for-sale	$(7,149)	$455,277	$(32,906)	$430,258	$(40,055)	$885,535

	December 31, 2025
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(4,252)	$85,544	$(4,252)	$85,544
U.S. government agency	(18)	2,956	(1,105)	30,744	(1,123)	33,700
Municipal	(35)	4,525	(12,027)	123,881	(12,062)	128,406
Mortgage-backed:
Agency residential	(231)	45,392	(7,146)	121,114	(7,377)	166,506
Agency commercial	(7)	4,442	(7,167)	95,580	(7,174)	100,022
Corporate	(57)	8,728	(1,388)	24,932	(1,445)	33,660
Total available-for-sale	$(348)	$66,043	$(33,085)	$481,795	$(33,433)	$547,838
As of June 30, 2026, there were 503 debt securities in an unrealized loss position for a period of 12 months or more, and 237 debt securities in an unrealized loss position for a period of less than 12 months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Municipal securities include general obligation bonds, which have a very low historical default rate due to issuers generally having taxing authority to service the debt, and represent approximately 71% of the total fair value of our municipal securities portfolio as of June 30, 2026. The remainder of the municipal securities are also of high credit quality with ratings of A1/A+ or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in municipal securities were considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
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
As of June 30, 2026, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $7.5 million and $5.5 million as of June 30, 2026 and December 31, 2025, respectively.
Sales of debt securities were as follows during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Proceeds from sales	$—	$—	$313,077	$—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	June 30, 2026
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,269	$6,807
Cumulative net unrealized gains (losses)	277	(369)
Carrying value	$3,546	$6,438

	December 31, 2025
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,981
Cumulative net unrealized gains (losses)	198	(369)
Carrying value	$3,322	$2,612
As of June 30, 2026 and December 31, 2025, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Readily determinable fair value	$191	$23	$79	$31
No readily determinable fair value	—	—	—	—
Unrealized gains (losses) on equity securities	$191	$23	$79	$31

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025

Commercial and industrial	$525,190	$399,760
Commercial real estate - owner occupied	507,163	320,434
Commercial real estate - non-owner occupied	1,128,594	937,094
Construction and land development	429,793	280,254
Multi-family	666,586	544,941
One-to-four family residential	579,612	445,463
Agricultural and farmland	593,984	275,251
Municipal, consumer, and other	321,496	253,012
Loans, before allowance for credit losses	4,752,418	3,456,209
Allowance for credit losses	(60,564)	(41,690)
Loans, net of allowance for credit losses	$4,691,854	$3,414,519
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
At June 30, 2026, the economic forecast used by management anticipates that the unemployment rate will remain relatively flat and that gross domestic product ("GDP") will grow at a modest pace during the next four quarters. After the forecast period, the Company reverts to long-term averages over a four-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses:

	Three Months Ended June 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$9,793	$8,406	$11,598	$6,507	$7,225	$5,645	$1,891	$9,409	$60,474
Provision for credit losses	(839)	(697)	(72)	1,353	162	33	260	(210)	(10)
Charge-offs	(104)	(7)	—	(6)	—	(1)	—	(196)	(314)
Recoveries	85	2	87	75	4	59	24	78	414
Ending balance	$8,935	$7,704	$11,613	$7,929	$7,391	$5,736	$2,175	$9,081	$60,564

	Three Months Ended June 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$6,086	$3,300	$11,193	$4,621	$4,118	$3,755	$1,316	$7,722	$42,111
Provision for credit losses	837	(20)	442	(1,172)	479	311	233	(515)	595
Charge-offs	(659)	—	—	(2)	(43)	(432)	(9)	(107)	(1,252)
Recoveries	46	31	—	3	—	43	18	64	205
Ending balance	$6,310	$3,311	$11,635	$3,450	$4,554	$3,677	$1,558	$7,164	$41,659

	Six Months Ended June 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$6,975	$4,383	$8,705	$3,899	$5,484	$3,535	$758	$7,951	$41,690
Allowance established in acquisition	$3,415	$3,775	$3,103	$3,475	$2,117	$2,202	$991	$879	$19,957
Provision for credit losses	(975)	(205)	(297)	486	(217)	(84)	398	469	(425)
Charge-offs	(688)	(253)	—	(7)	—	(7)	—	(360)	(1,315)
Recoveries	208	4	102	76	7	90	28	142	657
Ending balance	$8,935	$7,704	$11,613	$7,929	$7,391	$5,736	$2,175	$9,081	$60,564

	Six Months Ended June 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044
Provision for credit losses	1,892	172	(72)	(848)	266	199	341	(859)	1,091
Charge-offs	(1,044)	(1)	—	(8)	(43)	(517)	(9)	(295)	(1,917)
Recoveries	105	33	—	4	—	87	56	156	441
Ending balance	$6,310	$3,311	$11,635	$3,450	$4,554	$3,677	$1,558	$7,164	$41,659

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three months ended June 30, 2026 and 2025.

	Gross Charge-Offs for the Three Months Ended June 30, 2026
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior

Commercial and industrial	$5	$—	$—	$99	$—	$—	$—	$—	$104
Commercial real estate - owner occupied	—	—	—	—	—	—	7	—	7
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	6	—	—	—	—	—	—	6
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	—	1	—	—	1
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	132	20	1	26	—	—	17	—	196
Total	$137	$26	$1	$125	$—	$1	$24	$—	$314

	Gross Charge-Offs for the Three Months Ended June 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$—	$—	$205	$6	$—	$—	$448	$—	$659
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	2	—	—	—	—	—	—	2
Multi-family	—	43	—	—	—	—	—	—	43
One-to-four family residential	—	20	—	13	—	399	—	—	432
Agricultural and farmland	—	9	—	—	—	—	—	—	9
Municipal, consumer, and other	89	6	1	—	—	—	11	—	107
Total	$89	$80	$206	$19	$—	$399	$459	$—	$1,252

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the six months ended June 30, 2026 and 2025.

	Gross Charge-Offs for the Six Months Ended June 30, 2026
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior

Commercial and industrial	$5	$402	$—	$189	$58	$—	$34	$—	$688
Commercial real estate - owner occupied	—	212	—	—	—	—	41	—	253
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	6	—	—	—	1	—	—	7
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	1	1	4	1	—	7
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	158	94	8	26	—	—	74	—	360
Total	$163	$714	$8	$216	$59	$5	$150	$—	$1,315

	Gross Charge-Offs for the Six Months Ended June 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$—	$—	$524	$6	$46	$—	$468	$—	$1,044
Commercial real estate - owner occupied	—	—	—	—	1	—	—	—	1
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	2	—	2	—	4	—	—	8
Multi-family	—	43	—	—	—	—	—	—	43
One-to-four family residential	—	20	—	14	—	480	3	—	517
Agricultural and farmland	—	9	—	—	—	—	—	—	9
Municipal, consumer, and other	156	66	2	—	—	—	71	—	295
Total	$156	$140	$526	$22	$47	$484	$542	$—	$1,917

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	June 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated	$523,650	$505,671	$1,124,418	$429,793	$666,586	$573,633	$593,856	$308,194	$4,725,801
Individually evaluated	1,540	1,492	4,176	—	—	5,979	128	13,302	26,617
Total	$525,190	$507,163	$1,128,594	$429,793	$666,586	$579,612	$593,984	$321,496	$4,752,418

Allowance for credit losses:
Collectively evaluated	$8,442	$7,339	$11,613	$7,929	$7,391	$5,655	$2,175	$8,198	$58,742
Individually evaluated	493	365	—	—	—	81	—	883	1,822
Total	$8,935	$7,704	$11,613	$7,929	$7,391	$5,736	$2,175	$9,081	$60,564

	December 31, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated	$398,573	$318,669	$932,972	$280,254	$544,941	$442,029	$274,086	$239,364	$3,430,888
Individually evaluated	1,187	1,765	4,122	—	—	3,434	1,165	13,648	25,321
Total	$399,760	$320,434	$937,094	$280,254	$544,941	$445,463	$275,251	$253,012	$3,456,209

Allowance for credit losses:
Collectively evaluated	$6,739	$3,764	$8,705	$3,899	$5,484	$3,525	$758	$6,691	$39,565
Individually evaluated	236	619	—	—	—	10	—	1,260	2,125
Total	$6,975	$4,383	$8,705	$3,899	$5,484	$3,535	$758	$7,951	$41,690

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	June 30, 2026
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$403	$1,137	$1,540	$493
Commercial real estate - owner occupied	1,381	—	111	1,492	365
Commercial real estate - non-owner occupied	4,125	—	51	4,176	—
Construction and land development	—	—	—	—	—
Multi-family	—	—	—	—	—
One-to-four family residential	5,979	—	—	5,979	81
Agricultural and farmland	39	—	89	128	—
Municipal, consumer, and other	9,535	—	3,767	13,302	883
Total	$21,059	$403	$5,155	$26,617	$1,822

	December 31, 2025
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$362	$825	$1,187	$236
Commercial real estate - owner occupied	1,765	—	—	1,765	619
Commercial real estate - non-owner occupied	4,122	—	—	4,122	—
Construction and land development	—	—	—	—	—
Multi-family	—	—	—	—	—
One-to-four family residential	3,434	—	—	3,434	10
Agricultural and farmland	736	—	429	1,165	—
Municipal, consumer, and other	9,768	—	3,880	13,648	1,260
Total	$19,825	$362	$5,134	$25,321	$2,125
Accrued interest on loans is excluded from the estimate of credit losses and totaled $27.4 million and $18.2 million as of June 30, 2026 and December 31, 2025, respectively.

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
The following tables present loans by category based on current payment and accrual status:

	June 30, 2026
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$518,876	$4,995	$—	$1,319	$525,190
Commercial real estate - owner occupied	502,315	3,356	—	1,492	507,163
Commercial real estate - non-owner occupied	1,126,753	1,689	—	152	1,128,594
Construction and land development	424,706	5,087	—	—	429,793
Multi-family	666,570	16	—	—	666,586
One-to-four family residential	571,672	1,961	—	5,979	579,612
Agricultural and farmland	593,061	795	—	128	593,984
Municipal, consumer, and other	321,256	221	6	13	321,496
Total	$4,725,209	$18,120	$6	$9,083	$4,752,418

	December 31, 2025
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$397,254	$1,319	$—	$1,187	$399,760
Commercial real estate - owner occupied	318,094	575	—	1,765	320,434
Commercial real estate - non-owner occupied	934,230	2,864	—	—	937,094
Construction and land development	279,980	274	—	—	280,254
Multi-family	544,941	—	—	—	544,941
One-to-four family residential	440,247	1,782	—	3,434	445,463
Agricultural and farmland	274,086	—	—	1,165	275,251
Municipal, consumer, and other	252,814	193	—	5	253,012
Total	$3,441,646	$7,007	$—	$7,556	$3,456,209

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	June 30, 2026
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$620	$699	$1,319
Commercial real estate - owner occupied	702	790	1,492
Commercial real estate - non-owner occupied	—	152	152
Construction and land development	—	—	—
Multi-family	—	—	—
One-to-four family residential	793	5,186	5,979
Agricultural and farmland	—	128	128
Municipal, consumer, and other	7	6	13
Total	$2,122	$6,961	$9,083

	December 31, 2025
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$565	$622	$1,187
Commercial real estate - owner occupied	886	879	1,765
Commercial real estate - non-owner occupied	—	—	—
Construction and land development	—	—	—
Multi-family	—	—	—
One-to-four family residential	133	3,301	3,434
Agricultural and farmland	—	1,165	1,165
Municipal, consumer, and other	—	5	5
Total	$1,584	$5,972	$7,556

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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as doubtful as of June 30, 2026 and December 31, 2025.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	June 30, 2026
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$473,404	$31,714	$3,763	$16,309	$525,190
Commercial real estate - owner occupied	476,464	15,949	3,285	11,465	507,163
Commercial real estate - non-owner occupied	1,055,402	52,102	1,579	19,511	1,128,594
Construction and land development	420,140	3,199	694	5,760	429,793
Multi-family	612,028	53,254	—	1,304	666,586
One-to-four family residential	551,895	12,362	1,320	14,035	579,612
Agricultural and farmland	481,605	76,031	17,090	19,258	593,984
Municipal, consumer, and other	307,925	156	5	13,410	321,496
Total	$4,378,863	$244,767	$27,736	$101,052	$4,752,418

	December 31, 2025
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$369,941	$18,960	$2,591	$8,268	$399,760
Commercial real estate - owner occupied	291,831	17,681	3,774	7,148	320,434
Commercial real estate - non-owner occupied	889,380	33,391	308	14,015	937,094
Construction and land development	269,932	540	975	8,807	280,254
Multi-family	503,133	41,808	—	—	544,941
One-to-four family residential	431,553	5,741	1,646	6,523	445,463
Agricultural and farmland	246,820	13,625	2,494	12,312	275,251
Municipal, consumer, and other	239,322	20	—	13,670	253,012
Total	$3,241,912	$131,766	$11,788	$70,743	$3,456,209

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of June 30, 2026:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2026	2025	2024	2023	2022	Prior
Commercial and industrial
Pass	$49,811	$60,476	$43,803	$41,237	$36,346	$35,890	$203,917	$1,924	$473,404
Pass-Watch	300	412	2,234	1,416	486	1,097	24,587	1,182	31,714
Special Mention	—	—	195	—	113	23	3,432	—	3,763
Substandard	294	316	1,952	1,192	1,023	2,988	7,205	1,339	16,309
Total	$50,405	$61,204	$48,184	$43,845	$37,968	$39,998	$239,141	$4,445	$525,190

Commercial real estate - owner occupied
Pass	$26,295	$70,217	$69,040	$35,813	$70,985	$181,702	$21,847	$565	$476,464
Pass-Watch	—	162	—	606	3,697	11,438	—	46	15,949
Special Mention	—	—	—	—	—	1,785	1,500	—	3,285
Substandard	157	243	189	144	2,370	8,338	—	24	11,465
Total	$26,452	$70,622	$69,229	$36,563	$77,052	$203,263	$23,347	$635	$507,163

Commercial real estate - non-owner occupied
Pass	$109,989	$169,289	$67,947	$84,923	$159,991	$439,752	$20,221	$3,290	$1,055,402
Pass-Watch	3,088	—	—	2,063	4,007	42,188	756	—	52,102
Special Mention	—	—	—	—	—	1,579	—	—	1,579
Substandard	317	—	1,611	146	4,068	13,369	—	—	19,511
Total	$113,394	$169,289	$69,558	$87,132	$168,066	$496,888	$20,977	$3,290	$1,128,594

Construction and land development
Pass	$160,190	$198,154	$38,188	$803	$1,396	$19,046	$1,358	$1,005	$420,140
Pass-Watch	—	685	242	—	17	2,255	—	—	3,199
Special Mention	—	325	—	—	—	—	—	369	694
Substandard	—	5,069	—	—	—	691	—	—	5,760
Total	$160,190	$204,233	$38,430	$803	$1,413	$21,992	$1,358	$1,374	$429,793

Multi-family
Pass	$38,131	$172,815	$49,439	$70,588	$60,333	$214,475	$4,943	$1,304	$612,028
Pass-Watch	5,269	—	—	11,940	29,270	6,775	—	—	53,254
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	932	—	372	—	—	1,304
Total	$43,400	$172,815	$49,439	$83,460	$89,603	$221,622	$4,943	$1,304	$666,586

One-to-four family residential
Pass	$41,055	$76,221	$35,163	$52,545	$77,862	$180,671	$81,822	$6,556	$551,895
Pass-Watch	2,244	1,640	148	224	1,455	5,601	719	331	12,362
Special Mention	104	—	—	310	881	—	25	—	1,320
Substandard	449	1,287	1,018	1,796	511	8,435	270	269	14,035
Total	$43,852	$79,148	$36,329	$54,875	$80,709	$194,707	$82,836	$7,156	$579,612

Agricultural and farmland
Pass	$35,688	$68,437	$39,022	$26,965	$20,486	$138,951	$148,326	$3,730	$481,605
Pass-Watch	869	10,917	2,760	5,323	3,434	31,215	20,987	526	76,031
Special Mention	550	2,801	74	2,076	602	2,280	8,392	315	17,090
Substandard	780	1,835	492	451	—	9,706	5,994	—	19,258
Total	$37,887	$83,990	$42,348	$34,815	$24,522	$182,152	$183,699	$4,571	$593,984

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2026	2025	2024	2023	2022	Prior
Municipal, consumer, and other
Pass	$66,209	$49,540	$22,074	$12,893	$14,571	$73,568	$69,069	$1	$307,925
Pass-Watch	—	55	65	—	5	27	4	—	156
Special Mention	—	3	—	—	—	2	—	—	5
Substandard	3	40	2	24	4	13,332	5	—	13,410
Total	$66,212	$49,638	$22,141	$12,917	$14,580	$86,929	$69,078	$1	$321,496

Total by risk rating
Pass	$527,368	$865,149	$364,676	$325,767	$441,970	$1,284,055	$551,503	$18,375	$4,378,863
Pass-Watch	11,770	13,871	5,449	21,572	42,371	100,596	47,053	2,085	244,767
Special Mention	654	3,129	269	2,386	1,596	5,669	13,349	684	27,736
Substandard	2,000	8,790	5,264	4,685	7,976	57,231	13,474	1,632	101,052
Total	$541,792	$890,939	$375,658	$354,410	$493,913	$1,447,551	$625,379	$22,776	$4,752,418

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
Modifications
There were no loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, there were no loans modified to borrowers experiencing financial difficulty within the last 12 months.
Pledged Loans
As of June 30, 2026 and December 31, 2025, the Company pledged loans totaling $2.78 billion and $1.96 billion, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.63 billion and $1.42 billion as of June 30, 2026 and December 31, 2025, respectively. Activity in mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Beginning balance	$20,090	$18,519	$16,944	$18,827
Acquired	—	—	2,949	—
Capitalized servicing rights	207	184	406	279
Fair value adjustments attributable to payments and principal reductions	(630)	(568)	(1,171)	(1,021)
Fair value adjustments attributable to changes in valuation inputs and assumptions	(328)	(367)	211	(317)
Ending balance	$19,339	$17,768	$19,339	$17,768

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Beginning balance	$1,149	$460	$1,126	$367
Transfers from loans	266	726	541	965
Proceeds from sales	(520)	(310)	(812)	(469)
Net gain on sales	12	14	52	41
Direct write-downs	(141)	—	(141)	(14)
Ending balance	$766	$890	$766	$890
Gains (losses) on foreclosed assets included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Direct write-downs	$(141)	$—	$(141)	$(14)
Net gain on sales	12	14	52	41
Gains (losses) on foreclosed assets	$(129)	$14	$(89)	$27
As of June 30, 2026 and December 31, 2025, the carrying value of foreclosed one-to-four family residential real estate properties held was $0.6 million and $0.9 million, respectively. As of June 30, 2026, there were seven one-to-four family residential real estate loans in the process of foreclosure totaling $0.3 million. As of December 31, 2025, there were 3 one-to-four family residential real estate loans in the process of foreclosure totaling $0.2 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	June 30, 2026	December 31, 2025

Noninterest-bearing deposits	$1,313,650	$1,049,043
Interest-bearing deposits:
Interest-bearing demand	1,351,994	1,144,416
Money market	1,012,207	839,097
Savings	853,993	564,220
Time	1,226,142	762,487
Total interest-bearing deposits	4,444,336	3,310,220
Total deposits	$5,757,986	$4,359,263
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $314.5 million and $289.9 million as of June 30, 2026 and December 31, 2025, respectively. There were no brokered deposits as of June 30, 2026 and December 31, 2025.
The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $376.6 million and $201.4 million as of June 30, 2026 and December 31, 2025, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $764.2 million and $445.7 million as of June 30, 2026 and December 31, 2025, respectively.
The components of interest expense on deposits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Interest-bearing demand	$2,238	$1,569	$4,169	$3,022
Money market	4,572	4,463	9,020	8,860
Savings	1,209	374	1,913	744
Time	9,234	6,429	16,260	13,148
Total interest expense on deposits	$17,253	$12,835	$31,362	$25,774

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 - SUBORDINATED NOTES
On March 11, 2026, the Company issued $85.0 million of fixed-to-floating rate subordinated notes with a maturity date of March 15, 2036. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 5.75% from and including March 11, 2026 to, but excluding March 15, 2031, or earlier redemption date. From and including March 15, 2031 to, but excluding the maturity date or earlier redemption date, the subordinated notes bear interest at a floating rate equal to the then-current three-month SOFR plus 2.33%. Interest is payable semi-annually during the fixed rate period and quarterly during the subsequent floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after March 15, 2031. The subordinated notes may be redeemed at a price equal to 100% of the principal amount redeemed, plus any accrued but unpaid interest to, but excluding, the redemption date. As of June 30, 2026, 100% of the subordinated notes qualified as Tier 2 capital.
The face value and carrying value of the subordinated notes are summarized below:

(dollars in thousands)	June 30, 2026	December 31, 2025

Subordinated notes, at face value	$85,000	$—
Unamortized issuance costs	(974)	—
Subordinated notes, at carrying value	$84,026	$—

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
Interest Rate Swaps Designated as Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the unrealized gain or loss on interest rate swaps designated as cash flow hedging instruments, net of tax, is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.
In April 2026, the Company entered into an $85.0 million SOFR-based receive-fix pay-floating interest rate swap to reduce the Company's asset sensitivity. This hedging relationship was considered highly effective during the period, and the Company expects it to remain highly effective during the remaining term of the swap.
The following is a summary of the interest rate swap agreement designated as a cash flow hedge:

(dollars in thousands)	June 30, 2026	December 31, 2025

Notional amount	$85,000	$—
Receive-fixed interest rate	3.51%	—%
Pay-variable 1-month term SOFR interest rate	3.63%	—%
Time to maturity (in years)	4.8	—
Fair value recorded in other liabilities	$(1,186)	$—
The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)		Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Designated as cash flow hedges:
Taxable loan interest income	$(24)	$—	$(24)	$—
Junior subordinated debentures interest expense	$—	$2	$—	$38

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$2,500	$18	$6,344	$75
Interest rate swaps with a financial institution counterparty	67,319	2,783	73,011	2,915
Total fair value recorded in other assets	$69,819	$2,801	$79,355	$2,990

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$67,319	$(2,783)	$73,011	$(2,915)
Interest rate swaps with a financial institution counterparty	2,500	(18)	6,344	(75)
Total fair value recorded in other liabilities	$69,819	$(2,801)	$79,355	$(2,990)
As of June 30, 2026, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2040.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Not designated as hedging instruments:
Gross gains	$729	$1,336	$1,207	$2,985
Gross losses	(729)	(1,336)	(1,207)	(2,985)
Net gains (losses)	$—	$—	$—	$—

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

(dollars in thousands)	June 30, 2026	December 31, 2025

Risk participation agreements sold
Number of risk participation agreements	1	1
Notional amount	$5,242	$5,268
Fair value recorded in other liabilities	(10)	(10)
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended June 30, 2026
Balance, March 31, 2026	$(21,996)	$(5,375)	$—	$(27,371)
Other comprehensive loss before reclassifications	(2,250)	—	(1,162)	(3,412)
Reclassifications	—	441	(24)	417
Other comprehensive income (loss), before tax	(2,250)	441	(1,186)	(2,995)
Income tax expense (benefit)	(630)	123	(332)	(839)
Other comprehensive income (loss), after tax	(1,620)	318	(854)	(2,156)
Balance, June 30, 2026	$(23,616)	$(5,057)	$(854)	$(29,527)

Three Months Ended June 30, 2025
Balance, March 31, 2025	$(31,427)	$(6,756)	$(263)	$(38,446)
Other comprehensive income (loss) before reclassifications	7,069	—	(1)	7,068
Reclassifications	—	492	(2)	490
Other comprehensive income (loss), before tax	7,069	492	(3)	7,558
Income tax expense (benefit)	1,978	139	(266)	1,851
Other comprehensive income, after tax	5,091	353	263	5,707
Balance, June 30, 2025	$(26,336)	$(6,403)	$—	$(32,739)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Six Months Ended June 30, 2026
Balance, December 31, 2025	$(17,320)	$(5,698)	$—	$(23,018)
Other comprehensive loss before reclassifications	(8,745)	—	(1,162)	(9,907)
Reclassifications	—	890	(24)	866
Other comprehensive income (loss), before tax	(8,745)	890	(1,186)	(9,041)
Income tax expense (benefit)	(2,449)	249	(332)	(2,532)
Other comprehensive income (loss), after tax	(6,296)	641	(854)	(6,509)
Balance, June 30, 2026	$(23,616)	$(5,057)	$(854)	$(29,527)

Six Months Ended June 30, 2025
Balance, December 31, 2024	$(39,408)	$(7,119)	$(238)	$(46,765)
Other comprehensive income before reclassifications	18,154	—	—	18,154
Reclassifications	—	996	(38)	958
Other comprehensive income (loss), before tax	18,154	996	(38)	19,112
Income tax expense (benefit)	5,082	280	(276)	5,086
Other comprehensive income, after tax	13,072	716	238	14,026
Balance, June 30, 2025	$(26,336)	$(6,403)	$—	$(32,739)
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Numerator:
Net income	$27,844	$19,230	$39,044	$38,305

Denominator:
Weighted average common shares outstanding	36,373,749	31,510,759	34,785,701	31,547,669
Dilutive effect of outstanding restricted stock units	92,939	77,782	106,438	102,097
Weighted average common shares outstanding, including all dilutive potential shares	36,466,688	31,588,541	34,892,139	31,649,766

Earnings per share - basic	$0.77	$0.61	$1.12	$1.21
Earnings per share - diluted	$0.76	$0.61	$1.12	$1.21

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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Restricted stock units	$336	$305	$653	$578
Performance restricted stock units	139	150	299	296
Total awards classified as equity	475	455	952	874
Stock appreciation rights	327	147	370	138
Total stock-based compensation expense	$802	$602	$1,322	$1,012

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
During the six months ended June 30, 2026 and 2025, the total grant date fair value of the restricted stock units granted was $1.7 million and $1.1 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2026 and 2025 was $1.4 million and $1.4 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended June 30,
	2026		2025
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	104,150	$25.28	94,947	$22.20
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(1,173)	26.49	—	—
Ending balance	102,977	$25.26	94,947	$22.20

	Six Months Ended June 30,
	2026		2025
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	94,947	$22.20	108,603	$19.71
Granted	61,428	27.02	43,397	25.00
Vested	(52,225)	21.74	(56,922)	19.59
Forfeited	(1,173)	26.49	(131)	19.06
Ending balance	102,977	$25.26	94,947	$22.20
As of June 30, 2026, unrecognized compensation cost related to the non-vested restricted stock units was $1.7 million. This cost is expected to be recognized over the weighted average remaining service period of 1.9 years.

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
During the six months ended June 30, 2026 and 2025, the total fair value of the performance restricted stock units granted was $0.5 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the six months ended June 30, 2026 and 2025 was $0.7 million and $1.1 million, respectively.
The following is a summary of performance restricted stock unit activity:

	Three Months Ended June 30,
	2026		2025
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	54,369	$23.46	53,625	$22.07
Granted	—	—	—	—
Adjustment for performance condition	—	—	—	—
Vested	—	—	—	—
Forfeited	(889)	26.96	—	—
Ending balance	53,480	$23.40	53,625	$22.07

	Six Months Ended June 30,
	2026		2025
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	53,625	$22.07	70,333	$19.59
Granted	17,774	26.96	16,662	25.00
Adjustment for performance condition	8,517	22.72	11,864	18.66
Vested	(25,547)	22.72	(42,783)	18.66
Forfeited	(889)	26.96	(2,451)	16.27
Ending balance	53,480	$23.40	53,625	$22.07
As of June 30, 2026, unrecognized compensation cost related to non-vested performance restricted stock units was $0.5 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.4 years.

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
The following is a summary of stock appreciation rights activity:

	Three Months Ended June 30,
	2026		2025
	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights Outstanding	Weighted Average Grant Date Assigned Value
Beginning balance	67,320	$16.32	67,320	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	67,320	$16.32	67,320	$16.32

	Six Months Ended June 30,
	2026		2025
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	67,320	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	—	—	(6,120)	16.32
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	67,320	$16.32	67,320	$16.32
As of June 30, 2026, all stock appreciation rights were exercisable and had a weighted average remaining term of 2.8 years. There was no unrecognized compensation cost for stock appreciation rights as of June 30, 2026.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2026 and December 31, 2025, the liability recorded for outstanding stock appreciation rights was $1.0 million and $0.7 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price.

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.16%	3.61%
Expected volatility	28.78%	29.60%
Expected life (in years)	3.2	3.7
Expected dividend yield	2.88%	3.25%
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
As of June 30, 2026 and December 31, 2025, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	June 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$873,222	16.20%	$431,296	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	732,697	13.59	323,472	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	681,372	12.64	242,604	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	732,697	11.01	266,296	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$850,622	15.80%	$430,757	8.00%	$538,446	10.00%
Tier 1 Capital (to Risk Weighted Assets)	794,123	14.75	323,067	6.00	430,757	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	794,123	14.75	242,301	4.50	349,990	6.50
Tier 1 Capital (to Average Assets)	794,123	11.94	266,131	4.00	332,664	5.00

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$663,872	16.82%	$315,844	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	620,630	15.72	236,883	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	569,335	14.42	177,662	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	620,630	12.26	202,443	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$651,379	16.52%	$315,520	8.00%	$394,400	10.00%
Tier 1 Capital (to Risk Weighted Assets)	608,137	15.42	236,640	6.00	315,520	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	608,137	15.42	177,480	4.50	256,360	6.50
Tier 1 Capital (to Average Assets)	608,137	12.02	202,314	4.00	252,893	5.00

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by level within the fair value hierarchy:

	June 30, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$75,580	$—	$75,580
U.S. government agency	—	131,371	—	131,371
Municipal	—	204,577	—	204,577
Mortgage-backed:
Agency residential	—	476,507	—	476,507
Agency commercial	—	138,268	—	138,268
Corporate	—	59,605	—	59,605
Equity securities with readily determinable fair values	3,546	—	—	3,546
Mortgage servicing rights	—	—	19,339	19,339
Derivative financial assets	—	2,801	—	2,801
Derivative financial liabilities	—	3,997	—	3,997

	December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$85,544	$—	$85,544
U.S. government agency	—	41,422	—	41,422
Municipal	—	140,270	—	140,270
Mortgage-backed:
Agency residential	—	360,795	—	360,795
Agency commercial	—	119,937	—	119,937
Corporate	—	65,133	—	65,133
Equity securities with readily determinable fair values	3,322	—	—	3,322
Mortgage servicing rights	—	—	16,944	16,944
Derivative financial assets	—	2,990	—	2,990
Derivative financial liabilities	—	3,000	—	3,000

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

June 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$19,339	Discounted cash flows	Constant pre-payment rates (CPR)	4.5% to 91.7% (7.7%)
			Discount rate	9.0% to 18.0% (10.4%)

December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$16,944	Discounted cash flows	Constant pre-payment rates (CPR)	4.9% to 94.3% (8.1%)
			Discount rate	9.0% to 11.0% (9.6%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025 by level within the fair value hierarchy:

	June 30, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$3,857	$—	$3,857
Collateral-dependent loans	—	—	24,795	24,795
Bank premises held for sale	—	—	337	337
Foreclosed assets	—	—	766	766

	December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,263	$—	$1,263
Collateral-dependent loans	—	—	23,196	23,196
Foreclosed assets	—	—	1,126	1,126
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

June 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$24,795	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	337	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	766	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$23,196	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	1,126	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s other financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	June 30, 2026		December 31, 2025
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$132,250	$132,250	$122,269	$122,269
Debt securities held-to-maturity	Level 2	443,042	408,474	458,746	426,799
Restricted stock	Level 3	6,000	6,000	4,979	4,979
Loans, net	Level 3	4,691,854	4,647,315	3,414,519	3,379,845
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	35,082	35,082	23,779	23,779

Financial liabilities:
Time deposits	Level 3	1,226,142	1,218,647	762,487	759,589
FHLB advances	Level 3	12,363	11,575	12,301	11,465
Subordinated notes	Level 3	84,026	85,254	—	—
Junior subordinated debentures	Level 3	52,939	51,797	52,909	51,696
Accrued interest payable	Level 2	9,323	9,323	3,813	3,813
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	June 30, 2026	December 31, 2025

Commitments to extend credit	$1,114,214	$855,014
Standby letters of credit	33,582	29,727
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $6.6 million and $4.1 million as of June 30, 2026 and December 31, 2025, respectively. The following table sets forth the provision for credit losses on unfunded lending-related commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Provision for credit losses on unfunded lending-related commitments	686	(69)	945	11
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
The following is management’s discussion and analysis of the financial condition as of June 30, 2026 (unaudited), as compared with December 31, 2025, and the results of operations for the three and six months ended June 30, 2026 and 2025 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. Results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of results to be attained for the year ended December 31, 2026, or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois, eastern Iowa, and suburban St. Louis. As of June 30, 2026, the Company had total assets of $6.7 billion, loans held for investment of $4.8 billion, and total deposits of $5.8 billion.
Market Area
As of June 30, 2026, our branch network included 83 full-service branch locations throughout Illinois, eastern Iowa, and suburban St. Louis. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central Illinois	$1,867,025	$3,770,446	$1,428,580	$2,898,046
Chicago MSA	2,124,307	1,702,779	1,522,963	1,244,319
Suburban St. Louis	386,023	171,167	140,863	107,088
Iowa	375,063	113,594	363,803	109,810
Total	$4,752,418	$5,757,986	$3,456,209	$4,359,263
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
Total consideration consisted of 5.5 million shares of HBT Financial’s common stock and $33.8 million in cash. Based on the closing price of HBT Financial common stock of $26.96 on February 27, 2026, the aggregate consideration was approximately $182.1 million. Goodwill of $22.1 million was recorded in the acquisition. Acquisition-related expenses totaled $0.3 million during the three months ended June 30, 2026 and $15.9 million during the six months ended June 30, 2026. There were no acquisition-related expenses during the three and six months ended June 30, 2025.

RESULTS OF OPERATIONS
Overview of Recent Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025

Total interest and dividend income	$88,583	$63,919	$160,422	$127,057
Total interest expense	19,527	14,261	34,979	28,691
Net interest income	69,056	49,658	125,443	98,366
Provision for credit losses	676	526	520	1,102
Net interest income after provision for credit losses	68,380	49,132	124,923	97,264
Total noninterest income	11,841	9,140	22,785	18,446
Total noninterest expense	42,446	31,914	94,883	63,849
Income before income tax expense	37,775	26,358	52,825	51,861
Income tax expense	9,931	7,128	13,781	13,556
Net income	$27,844	$19,230	$39,044	$38,305

Adjusted net income (1)	$28,535	$19,803	$51,145	$39,056

Pre-provision net revenue (1)	$38,451	$26,884	$53,345	$52,963
Pre-provision net revenue less net charge-offs (recoveries) (1)	38,551	25,837	52,687	51,487
Adjusted pre-provision net revenue (1)	39,412	27,685	69,981	54,013
Adjusted pre-provision net revenue less net charge-offs (recoveries) (1)	39,512	26,638	69,323	52,537

Share and Per Share Information
Earnings per share - diluted	$0.76	$0.61	$1.12	$1.21
Adjusted earnings per share - diluted (1)	0.78	0.63	1.47	1.23

Weighted average shares of common stock outstanding	36,373,749	31,510,759	34,785,701	31,547,669

Summary Ratios
Net interest margin *	4.32%	4.14%	4.27%	4.13%
Net interest margin (tax-equivalent basis) * (1) (2)	4.38	4.19	4.32	4.18
Yield on loans *	6.38	6.38	6.33	6.39
Yield on interest-earning assets *	5.55	5.33	5.46	5.33
Cost of total deposits *	1.20	1.19	1.19	1.20
Cost of funds *	1.32	1.29	1.29	1.30

Efficiency ratio	50.67%	53.10%	62.43%	53.47%
Efficiency ratio (tax-equivalent basis) (1) (2)	50.14	52.61	61.81	52.97
Adjusted efficiency ratio (tax-equivalent basis) (1) (2)	49.33	51.91	50.84	52.51

Return on average assets *	1.66%	1.53%	1.26%	1.53%
Return on average stockholders' equity *	14.73	13.47	11.02	13.70
Return on average tangible common equity * (1)	17.69	15.55	13.03	15.87

Adjusted return on average assets * (1)	1.70%	1.58%	1.66%	1.56%
Adjusted return on average stockholders' equity * (1)	15.09	13.87	14.43	13.97
Adjusted return on average tangible common equity * (1)	18.13	16.02	17.07	16.18
_________________________________________________
*    Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026, net income was $27.8 million, increasing by $8.6 million, or 44.8%, when compared to net income for the three months ended June 30, 2025. Notable changes include the following:
•A $19.4 million increase in net interest income, primarily attributable to higher average interest-earning asset balances following the CNB merger and improved yields on debt securities, which were partially offset by an increase in funding costs;
•CNB acquisition-related expenses totaled $0.3 million during the second quarter of 2026;
•Excluding CNB acquisition-related expenses, noninterest expense increased by $10.3 million, primarily due to the addition of CNB operations, including a $6.2 million increase in employee salaries and employee benefits;
•A $2.7 million increase in noninterest income, primarily attributable to the CNB merger, with a $1.1 million increase in wealth management fees, a $0.6 million increase in credit card income, and a $0.6 million increase in service charges on deposit accounts; and
•A $2.8 million increase in income tax expense, primarily due to an increase in pre-tax income as a result of the items noted above.
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026, net income was $39.0 million, increasing by $0.7 million, or 1.9%, when compared to net income for the six months ended June 30, 2025. Notable changes include the following:
•A $27.1 million increase in net interest income, primarily attributable to higher average interest-earning asset balances following the CNB merger and improved yields on debt securities;
•CNB acquisition-related expenses totaled $15.9 million during the six months ended June 30, 2026;
•Excluding CNB acquisition-related expenses, noninterest expense increased by $15.1 million, primarily reflecting higher base costs following the CNB merger, including a $8.8 million increase in employee salaries and benefits expense; and
•A $4.3 million increase in noninterest income, primarily attributable to the CNB merger, with a $2.0 million increase in wealth management fees, a $0.8 million increase in credit card income, and a $0.8 million increase in service charges on deposit accounts.
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

	Three Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$4,731,275	$75,207	6.38%	$3,417,582	$54,371	6.38%
Debt securities	1,517,731	12,168	3.22	1,217,386	7,891	2.60
Deposits with banks	138,675	1,024	2.96	160,726	1,544	3.85
Other	17,455	184	4.20	12,519	113	3.66
Total interest-earning assets	6,405,136	$88,583	5.55%	4,808,213	$63,919	5.33%
Allowance for credit losses	(60,590)			(42,118)
Noninterest-earning assets	389,370			270,580
Total assets	$6,733,916			$5,036,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,359,038	$2,238	0.66%	$1,125,787	$1,569	0.56%
Money market	943,871	4,572	1.94	813,531	4,463	2.20
Savings	864,584	1,209	0.56	569,193	374	0.26
Time	1,247,241	9,234	2.97	780,536	6,429	3.30
Total interest-bearing deposits	4,414,734	17,253	1.57	3,289,047	12,835	1.57
Securities sold under agreements to repurchase	2,492	14	2.34	1,420	—	0.05
Borrowings	24,721	170	2.76	7,225	30	1.70
Subordinated notes	84,013	1,245	5.94	39,582	469	4.76
Junior subordinated debentures issued to capital trusts	52,930	845	6.40	52,871	927	7.03
Total interest-bearing liabilities	4,578,890	$19,527	1.71%	3,390,145	$14,261	1.69%
Noninterest-bearing deposits	1,336,123			1,044,539
Noninterest-bearing liabilities	60,660			29,486
Total liabilities	5,975,673			4,464,170
Stockholders' Equity	758,243			572,505
Total liabilities and stockholders’ equity	$6,733,916			$5,036,675

Net interest income/Net interest margin (1)		$69,056	4.32%		$49,658	4.14%
Tax-equivalent adjustment (2)		851	0.06		548	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$69,907	4.38%		$50,206	4.19%
Net interest rate spread (4)			3.84%			3.64%
Net interest-earning assets (5)	$1,826,246			$1,418,068
Ratio of interest-earning assets to interest-bearing liabilities	1.40			1.42
Cost of total deposits			1.20%			1.19%
Cost of funds			1.32			1.29
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Six Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$4,313,154	$135,405	6.33%	$3,439,124	$108,908	6.39%
Debt securities	1,447,195	22,370	3.12	1,210,941	15,296	2.55
Deposits with banks	151,149	2,300	3.07	140,483	2,609	3.75
Other	15,931	347	4.38	12,597	244	3.93
Total interest-earning assets	5,927,429	$160,422	5.46%	4,803,145	$127,057	5.33%
Allowance for credit losses	(54,510)			(42,089)
Noninterest-earning assets	352,451			273,193
Total assets	$6,225,370			$5,034,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,291,883	$4,169	0.65%	$1,123,212	$3,022	0.54%
Money market	925,370	9,020	1.97	810,645	8,860	2.20
Savings	768,750	1,913	0.50	569,343	744	0.26
Time	1,094,479	16,260	3.00	782,307	13,148	3.39
Total interest-bearing deposits	4,080,482	31,362	1.55	3,285,507	25,774	1.58
Securities sold under agreements to repurchase	2,696	30	2.27	5,067	22	0.89
Borrowings	26,792	379	2.85	10,042	139	2.79
Subordinated notes	52,075	1,523	5.90	39,573	939	4.79
Junior subordinated debentures issued to capital trusts	52,923	1,685	6.42	52,864	1,817	6.93
Total interest-bearing liabilities	4,214,968	$34,979	1.67%	3,393,053	$28,691	1.71%
Noninterest-bearing deposits	1,243,871			1,045,133
Noninterest-bearing liabilities	51,884			32,404
Total liabilities	5,510,723			4,470,590
Stockholders' Equity	714,647			563,659
Total liabilities and stockholders’ equity	$6,225,370			$5,034,249

Net interest income/Net interest margin (1)		$125,443	4.27%		$98,366	4.13%
Tax-equivalent adjustment (2)		1,500	0.05		1,093	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$126,943	4.32%		$99,459	4.18%
Net interest rate spread (4)			3.79%			3.62%
Net interest-earning assets (5)	$1,712,461			$1,410,092
Ratio of interest-earning assets to interest-bearing liabilities	1.41			1.42
Cost of total deposits			1.19%			1.20%
Cost of funds			1.29			1.30
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$71,538	6.06%	$51,527	6.05%	$128,781	6.02%	$102,962	6.04%
Loan fees	1,418	0.12	1,591	0.18	3,117	0.15	2,954	0.17
Accretion of acquired loan discounts	2,068	0.18	996	0.12	3,060	0.14	2,108	0.13
Nonaccrual interest recoveries	207	0.02	257	0.03	471	0.02	884	0.05
Net effect of cash flow hedge	(24)	—	—	—	$(24)	—%	$—	—%
Total loan interest income	$75,207	6.38%	$54,371	6.38%	$135,405	6.33%	$108,908	6.39%
_________________________________________________
*    Annualized measure.

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$71,538	4.48%	$51,527	4.30%	$128,781	4.38%	$102,962	4.32%
Loan fees	1,418	0.09	1,591	0.13	3,117	0.11	2,954	0.12
Accretion of acquired loan discounts	2,068	0.13	996	0.08	3,060	0.10	2,108	0.09
Nonaccrual interest recoveries	207	0.01	257	0.02	471	0.02	884	0.04
Net effect of cash flow hedge	(24)	—	—	—	(24)	—	—	—
Debt securities	12,168	0.76	7,891	0.66	22,370	0.76	15,296	0.64
Interest-bearing deposits in bank	1,024	0.07	1,544	0.13	2,300	0.08	2,609	0.11
Other	184	0.01	113	0.01	347	0.01	244	0.01
Total interest income	88,583	5.55	63,919	5.33	160,422	5.46	127,057	5.33

Interest expense:
Deposits	17,253	1.08	12,835	1.07	31,362	1.07	25,774	1.08
Other interest-bearing liabilities	2,274	0.15	1,426	0.12	3,617	0.12	2,917	0.12
Total interest expense	19,527	1.23	14,261	1.19	34,979	1.19	28,691	1.20
Net interest income	69,056	4.32	49,658	4.14	125,443	4.27	98,366	4.13
Tax-equivalent adjustment (1)	851	0.06	548	0.05	1,500	0.05	1,093	0.05
Net interest income (tax-equivalent) (1) (2)	$69,907	4.38%	$50,206	4.19%	$126,943	4.32%	$99,459	4.18%
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

	Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025			Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$20,880	$(44)	$20,836	$27,445	$(948)	$26,497
Debt securities	2,183	2,094	4,277	3,295	3,779	7,074
Deposits with banks	(194)	(326)	(520)	188	(497)	(309)
Other	52	19	71	72	31	103
Total interest-earning assets	22,921	1,743	24,664	31,000	2,365	33,365

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	356	313	669	493	654	1,147
Money market	668	(559)	109	1,178	(1,018)	160
Savings	263	572	835	326	843	1,169
Time	3,510	(705)	2,805	4,775	(1,663)	3,112
Total interest-bearing deposits	4,797	(379)	4,418	6,772	(1,184)	5,588
Securities sold under agreements to repurchase	—	14	14	(14)	22	8
Borrowings	112	28	140	237	3	240
Subordinated notes	636	140	776	337	247	584
Junior subordinated debentures issued to capital trusts	1	(83)	(82)	2	(134)	(132)
Total interest-bearing liabilities	5,546	(280)	5,266	7,334	(1,046)	6,288
Change in net interest income	$17,375	$2,023	$19,398	$23,666	$3,411	$27,077
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
Net interest income for the three months ended June 30, 2026 was $69.1 million, increasing $19.4 million, or 39.1%, when compared to the three months ended June 30, 2025. The increase is primarily attributable to higher average interest-earning asset balances following the CNB merger and improved yields on debt securities. Additionally, a $1.1 million increase in acquired loan discount accretion contributed to the improvement and was partially offset by a $0.2 million decrease in loan fees.
Net interest margin increased to 4.32% for the three months ended June 30, 2026, compared to 4.14% for the three months ended June 30, 2025. The increase was primarily attributable to improved yields on debt securities and a more favorable interest-earning asset mix, which were partially offset by higher funding costs. Additionally, a 5 basis point increase in the contribution of acquired loan discount accretion to net interest margin was mostly offset by a 4 basis point decrease in the contribution of loan fees and a 1 basis point decrease in nonaccrual interest recoveries.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Net interest income for the six months ended June 30, 2026 was $125.4 million, increasing $27.1 million, or 27.5%, when compared to the six months ended June 30, 2025. The increase is primarily attributable to higher average interest-earning asset balances following the CNB merger and improved yields on debt securities. Additionally, a $1.0 million increase in the contribution of acquired loan discount accretion was partially offset by a $0.4 million decrease in nonaccrual interest recoveries.
Net interest margin increased to 4.27% for the six months ended June 30, 2026, compared to 4.13% for the six months ended June 30, 2025. The increase was primarily attributable to improved yields on debt securities and a more favorable interest-earning asset mix. Additionally, a 2 basis point decrease in the contribution of nonaccrual interest recoveries was mostly offset by a 1 basis point increase in the contribution of acquired loan discount accretion.
The quarterly net interest margins were as follows:

	2026	2025
Three months ended:
March 31	4.20%	4.12%
June 30	4.32	4.14
September 30	—	4.13
December 31	—	4.12
From September 2025 to December 2025, the Federal Open Market Committee ("FOMC") lowered the target range for the federal funds rate with three 25 basis point reductions, setting a target range of 3.50% to 3.75% by the end of 2025. These reductions contributed to a decrease in funding costs and yields on variable rate loans while maturing fixed rate loans and securities continued to reprice at higher rates, resulting in a fairly stable net interest margin throughout 2025. Our net interest margin increased in the first half of 2026 driven primarily by higher asset yields and the sale of the vast majority of the CNB securities portfolio, with the proceeds used to reduce higher cost sources of funding and purchase higher yield debt securities.
Decreases in market interest rates, and potential future decreases, may put downward pressure on our net interest margin, as the negative impact on floating rate loans may not be fully offset by the positive impacts of maturing fixed rate loans and securities repricing at higher rates or potential decreases in deposit costs. Alternatively, increases in market interest rates may lead to increased competition for deposits and could increase our funding costs. Generally, we expect increases in market interest rates will increase our net interest income and net interest margin in future periods, while decreases in market interest rates may decrease our net interest income and net interest margin in future periods; however, this depends upon the timing and extent of both short-term and long-term interest rate fluctuations and may not always be the case.

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

PROVISION FOR CREDIT LOSSES
Loans	$(10)	$595	$(425)	$1,091
Unfunded lending-related commitments	686	(69)	945	11
Total provision for credit losses	$676	$526	$520	$1,102
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The Company recorded a provision for credit losses of $0.7 million during the three months ended June 30, 2026, compared to a $0.5 million provision during the three months ended June 30, 2025. The second quarter of 2026 provision for credit losses primarily reflects a $3.9 million increase in required reserves resulting from changes in qualitative factors; a $1.3 million decrease in specific reserves; a $1.0 million decrease in required reserves driven by changes in the economic forecast; and a $1.0 million decrease in required reserves driven by changes within the portfolio.
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The Company recorded a provision for credit losses of $0.5 million for the six months ended June 30, 2026, compared to a $1.1 million provision during the six months ended June 30, 2025. The 2026 provision for credit losses primarily reflects a $3.9 million increase required reserves resulting from changes in qualitative factors; a $1.6 million decrease in specific reserves; a $1.0 million decrease in required reserves resulting from changes in economic forecasts; and a $0.9 million decrease in required reserves driven by changes within the portfolio.
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

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Card income	$3,428	$2,797	$631	22.6%	$6,179	$5,345	$834	15.6%
Wealth management fees	3,917	2,826	1,091	38.6	7,681	5,667	2,014	35.5
Service charges on deposit accounts	2,489	1,915	574	30.0	4,649	3,859	790	20.5
Mortgage servicing	1,143	1,042	101	9.7	2,126	2,032	94	4.6
Mortgage servicing rights fair value adjustment	(751)	(751)	—	NM	(554)	(1,059)	505	NM
Gains on sale of mortgage loans	412	459	(47)	(10.2)	743	711	32	4.5
Unrealized gains (losses) on equity securities	191	23	168	730.4	79	31	48	154.8
Gains (losses) on foreclosed assets	(129)	14	(143)	NM	(89)	27	(116)	NM
Gains (losses) on other assets	(2)	(128)	126	NM	(212)	(74)	(138)	NM
Income on bank owned life insurance	206	167	39	23.4	394	331	63	19.0
Other noninterest income	937	776	161	20.7	1,789	1,576	213	13.5
Total	$11,841	$9,140	$2,701	29.6%	$22,785	$18,446	$4,339	23.5%
_________________________________________________
NM    Not meaningful.
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
Total noninterest income for the three months ended June 30, 2026, was $11.8 million, an increase of $2.7 million, or 29.6%, from the three months ended June 30, 2025. Notable changes in noninterest income include the following:
•A $1.1 million increase in wealth management fees, primarily driven by an increase in assets under management following the CNB merger and higher values of assets under management;
•A $0.6 million increase in card income, primarily attributable to debit card activity on deposit accounts acquired through the CNB merger; and
•A $0.6 million increase in service charges on deposit accounts, primarily attributable to the increase in deposit base following the CNB merger.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Total noninterest income for the six months ended June 30, 2026, was $22.8 million, an increase of $4.3 million, or 23.5%, from the six months ended June 30, 2025. Notable changes in noninterest income include the following:
•A $2.0 million increase in wealth management fees, primarily driven by an increase in assets under management following the CNB merger and higher values of assets under management;
•A $0.8 million increase in card income, primarily attributable to debit card activity on deposit accounts acquired through the CNB merger;
•A $0.8 million increase in service charges on deposit accounts, primarily attributable to the increase in deposit base following the CNB merger; and
•A $0.6 million negative MSR fair value adjustment included in the 2026 results, compared to a $1.1 million negative MSR fair value adjustment included in the 2025 results.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Salaries	$21,981	$16,452	$5,529	33.6%	$45,042	$33,505	$11,537	34.4%
Employee benefits	4,185	3,580	605	16.9	8,105	6,865	1,240	18.1
Occupancy of bank premises	3,509	2,471	1,038	42.0	6,633	5,096	1,537	30.2
Furniture and equipment	931	575	356	61.9	1,539	1,020	519	50.9
Data processing	3,763	2,687	1,076	40.0	15,557	5,404	10,153	187.9
Marketing and customer relations	1,386	1,020	366	35.9	2,530	2,164	366	16.9
Amortization of intangible assets	1,455	694	761	109.7	2,342	1,389	953	68.6
FDIC insurance	677	551	126	22.9	1,265	1,113	152	13.7
Loan collection and servicing	555	360	195	54.2	1,251	743	508	68.4
Foreclosed assets	40	67	(27)	(40.3)	100	72	28	38.9
Other noninterest expense	3,964	3,457	507	14.7	10,519	6,478	4,041	62.4
Total	$42,446	$31,914	$10,532	33.0%	$94,883	$63,849	$31,034	48.6%
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
Total noninterest expense for the three months ended June 30, 2026, was $42.4 million, an increase of $10.5 million, or 33.0%, from the three months ended June 30, 2025. Notable changes in noninterest expense include the following:
•CNB acquisition-related expenses totaled $0.3 million during the three months ended June 30, 2026; and
•Excluding CNB acquisition-related expenses, the $10.3 million increase in noninterest expense was primarily attributable to the addition of CNB’s operations, primarily related to salaries, employee benefits, data processing, and occupancy of bank premises.
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Total noninterest expense for the six months ended June 30, 2026, was $94.9 million, an increase of $31.0 million, or 48.6%, from the six months ended June 30, 2025. Notable changes in noninterest expense include the following:
•CNB acquisition-related expenses totaled $15.9 million during the six months ended June 30, 2026, including $8.8 million in data processing, $4.0 million in salaries, and $2.6 million in professional fees and other noninterest expense; and
•Excluding CNB acquisition-related expenses, the $15.1 million increase in noninterest expenses was primarily attributable to the addition of CNB’s operations, primarily related to salaries, employee benefits, data processing, and occupancy of bank premises.

Income Taxes
During the three months ended June 30, 2026 and 2025, we recorded income tax expense of $9.9 million, or an effective tax rate of 26.3%, and $7.1 million, or an effective tax rate of 27.0%, respectively. During the six months ended June 30, 2026 and 2025, we recorded income tax expense of $13.8 million, or an effective tax rate of 26.1%, and $13.6 million, or an effective tax rate of 26.1%, respectively.
The higher effective tax rate during the three months ended June 30, 2025 was primarily attributable to $0.3 million of additional tax expense, which was recognized during the second quarter of 2025, related to the nonrecurring reversal of a stranded tax effect included in accumulated other comprehensive income, in connection with the maturity of a derivative designated as a cash flow hedge.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	June 30, 2026	December 31, 2025	$ Change	% Change

Cash and cash equivalents	$132,250	$122,269	$9,981	8.2%
Debt securities available-for-sale, at fair value	1,085,908	813,101	272,807	33.6
Debt securities held-to-maturity	443,042	458,746	(15,704)	(3.4)
Loans held for sale	3,857	1,263	2,594	205.4

Loans, before allowance for credit losses	4,752,418	3,456,209	1,296,209	37.5
Less: allowance for credit losses	60,564	41,690	18,874	45.3
Loans, net of allowance for credit losses	4,691,854	3,414,519	1,277,335	37.4

Goodwill	81,949	59,820	22,129	37.0
Intangible assets	42,858	15,117	27,741	183.5
Other assets	245,928	186,555	59,373	31.8
Total assets	$6,727,646	$5,071,390	$1,656,256	32.7%

Total deposits	$5,757,986	$4,359,263	$1,398,723	32.1%
Securities sold under agreements to repurchase	—	—	—	NM
Borrowings	12,363	12,301	62	0.5
Subordinated notes	84,026	—	84,026	NM
Junior subordinated debentures	52,939	52,909	30	0.1
Other liabilities	55,599	31,419	24,180	77.0
Total liabilities	5,962,913	4,455,892	1,507,021	33.8
Total stockholders' equity	764,733	615,498	149,235	24.2
Total liabilities and stockholders' equity	$6,727,646	$5,071,390	$1,656,256	32.7%

Tangible assets (1)	$6,602,839	$4,996,453	$1,606,386	32.2%
Tangible common equity (1)	639,926	540,561	99,365	18.4

Core deposits (1)	$5,381,417	$4,157,898	$1,223,519	29.4%

Share and Per Share Information
Book value per share	$21.03	$19.58	$1.45	7.4%
Tangible book value per share (1)	17.60	17.20	0.40	2.3

Shares of common stock outstanding	36,365,612	31,431,924

Balance Sheet Ratios
Loan to deposit ratio	82.54%	79.28%
Core deposits to total deposits (1)	93.46	95.38
Stockholders' equity to total assets	11.37	12.14
Tangible common equity to tangible assets (1)	9.69	10.82
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
•Following the CNB merger, $313.1 million of the debt securities acquired from CNB were sold with the sales proceeds used to reduce higher cost sources of funding and purchase higher yield debt securities;
•Excluding the impact of the CNB merger, a $118.1 million decrease in total deposits was primarily attributable to the expected run-off of higher cost time deposit balances and $36.4 million of wealth management customer reciprocal money market deposits that were moved off-balance sheet due to strong levels of on-balance sheet liquidity; and
•A private placement of $85.0 million of 5.75% fixed-to-floating rate subordinated notes due in 2036 was completed in March 2026.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$525,190	11.1%	$399,760	11.6%
Commercial real estate - owner occupied	507,163	10.7	320,434	9.3
Commercial real estate - non-owner occupied	1,128,594	23.7	937,094	27.0
Construction and land development	429,793	9.0	280,254	8.1
Multi-family	666,586	14.0	544,941	15.8
One-to-four family residential	579,612	12.2	445,463	12.9
Agricultural and farmland	593,984	12.5	275,251	8.0
Municipal, consumer, and other	321,496	6.8	253,012	7.3
Loans, before allowance for credit losses	4,752,418	100.0%	3,456,209	100.0%
Allowance for credit losses	(60,564)		(41,690)
Loans, net of allowance for credit losses	$4,691,854		$3,414,519
Loans, before allowance for credit losses were $4.75 billion at June 30, 2026, an increase of $1.30 billion, or 37.5%, from December 31, 2025. Excluding the impact of the CNB merger, loans were relatively flat with the following notable changes:
•An $8.0 million reduction on two commercial and industrial lines of credit that funded shortly before and paid off after December 31, 2025;
•Increase in the municipal, consumer, and other category was primarily attributable to a $40.1 million increase in loans to nondepository institutions;
•Several larger payoffs due to refinances across multiple loan categories; and
•Completed construction projects were transferred from construction and land development to other categories, primarily in the commercial real estate – non-owner occupied category.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of June 30, 2026 was as follows:

	June 30, 2026
(dollars in thousands)	Balance	Substandard Risk Rating

Accommodation and food services	$96,557	$1,084
Manufacturing	53,189	2,513
Real estate, rental, and leasing	44,259	532
Health care and social assistance	41,133	1,537
Auto repair and dealers	37,450	72
Retail trade	31,509	98
Grain elevators	23,731	—
Construction	23,435	706
Other services (except public administration)	21,387	231
Arts, entertainment, and recreation	21,346	1,078
Wholesale trade	18,902	512
Administrative and support services	10,769	—
Professional, scientific, and technical services	10,587	—
Education services	9,168	1,137
Agriculture, forestry, fishing, and hunting	6,072	—
Finance and insurance	3,219	411
Other	54,450	1,554
Total	$507,163	$11,465
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of June 30, 2026 was as follows:

	June 30, 2026
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Retail	$227,993	$7,195	52%
Warehouse and manufacturing	214,060	51	57
Office	171,235	2,995	58
Hotel	162,523	5,009	56
Senior Living	135,893	4,024	56
Mixed use (commercial and residential)	83,214	159	63
Medical office	32,849	—	57
Gas station	24,216	—	59
Auto repair and dealers	22,240	39	56
Restaurant and bar	21,755	39	56
Other	32,616	—	59
Total	$1,128,594	$19,511	56%
_________________________________________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $666.6 million as of June 30, 2026, and are primarily made based on projected cash flows from the rental of the underlying collateral. As of June 30, 2026, multi-family loans had a weighted average LTV of 60%, based on the most recent appraisals available, which are generally obtained at the time of origination.

Construction and land development loans totaled $429.8 million as of June 30, 2026. The majority of these loans consist of multi-family and one-to-four family residential construction projects either to be sold upon completion or held for long-term investment, but also include other property types that may be rented, sold, or owner occupied upon completion. Construction and land development loans are primarily based on projected cash flows from the rental or sale of the underlying collateral, or based on the identified cash flows of the borrower.
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

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of June 30, 2026. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$255,526	$195,933	$73,731	$—	$525,190
Commercial real estate - owner occupied	58,871	194,124	153,090	101,078	507,163
Commercial real estate - non-owner occupied	254,790	630,306	161,107	82,391	1,128,594
Construction and land development	220,855	182,828	20,658	5,452	429,793
Multi-family	159,253	381,090	70,937	55,306	666,586
One-to-four family residential	83,254	178,595	88,413	229,350	579,612
Agricultural and farmland	219,996	177,973	100,299	95,716	593,984
Municipal, consumer, and other	114,345	96,472	76,064	34,615	321,496
Total	$1,366,890	$2,037,321	$744,299	$603,908	$4,752,418
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$77,133	$30,904	$108,037	$161,627	$269,664
Commercial real estate - owner occupied	94,114	173,144	267,258	181,034	448,292
Commercial real estate - non-owner occupied	140,459	151,029	291,488	582,316	873,804
Construction and land development	102,015	11,279	113,294	95,644	208,938
Multi-family	70,674	64,019	134,693	372,640	507,333
One-to-four family residential	107,565	152,873	260,438	235,920	496,358
Agricultural and farmland	77,635	121,483	199,118	174,870	373,988
Municipal, consumer, and other	32,781	33,493	66,274	140,877	207,151
Total	$702,376	$738,224	$1,440,600	$1,944,928	$3,385,528

Nonperforming Assets
Our nonperforming loans and nonperforming assets were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025

NONPERFORMING ASSETS
Nonaccrual	$9,083	$7,556
Past due 90 days or more, still accruing	6	—
Total nonperforming loans	9,089	7,556
Foreclosed assets	766	1,126
Total nonperforming assets	$9,855	$8,682

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$2,405	$2,170

Allowance for credit losses	$60,564	$41,690
Loans, before allowance for credit losses	4,752,418	3,456,209

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.27%	1.21%
Allowance for credit losses to nonaccrual loans	666.78	551.75
Allowance for credit losses to nonperforming loans	666.34	551.75
Nonaccrual loans to loans, before allowance for credit losses	0.19	0.22
Nonperforming loans to loans, before allowance for credit losses	0.19	0.22
Nonperforming assets to total assets	0.15	0.17
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.21	0.25
Total nonperforming assets were $9.9 million at June 30, 2026, an increase of 13.5% when compared to $8.7 million at December 31, 2025. The $1.2 million increase in nonperforming assets from December 31, 2025 was primarily attributable to the CNB merger which added $6.1 million in nonaccrual loans which was mostly offset by paydowns and payoffs in the one-to-four family residential and construction and land development categories. Additionally, of the $9.1 million of nonperforming loans held as of June 30, 2026, $2.4 million are either wholly or partially guaranteed by the U.S. Government.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025

Pass	$4,378,863	$3,241,912
Pass-watch	244,767	131,766
Special mention	27,736	11,788
Substandard	101,052	70,743
Total	$4,752,418	$3,456,209
Loans rated pass-watch or worse increased $159.3 million, or 74.3%, from December 31, 2025 to June 30, 2026, primarily attributable to loans acquired in the CNB merger, including $113.0 million of pass-watch loans, $18.0 million of special mention loans, and $20.7 million of substandard loans.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans by loan category.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Net charge-offs (recoveries)
Commercial and industrial	$19	$613	$480	$939
Commercial real estate - owner occupied	5	(31)	249	(32)
Commercial real estate - non-owner occupied	(87)	—	(102)	—
Construction and land development	(69)	(1)	(69)	4
Multi-family	(4)	43	(7)	43
One-to-four family residential	(58)	389	(83)	430
Agricultural and farmland	(24)	(9)	(28)	(47)
Municipal, consumer, and other	118	43	218	139
Total	$(100)	$1,047	$658	$1,476

Average loans
Commercial and industrial	$533,023	$421,471	$496,773	$433,027
Commercial real estate - owner occupied	511,290	322,154	448,133	322,824
Commercial real estate - non-owner occupied	1,108,586	901,263	1,053,922	895,894
Construction and land development	438,980	369,084	390,625	368,788
Multi-family	650,787	421,653	610,094	427,322
One-to-four family residential	594,877	454,299	549,640	457,536
Agricultural and farmland	593,001	281,048	485,955	279,559
Municipal, consumer, and other	300,731	246,610	278,012	254,174
Total	$4,731,275	$3,417,582	$4,313,154	$3,439,124

Charge-offs (recoveries) to average loans *
Commercial and industrial	0.01%	0.58%	0.19%	0.44%
Commercial real estate - owner occupied	—	(0.04)	0.11	(0.02)
Commercial real estate - non-owner occupied	(0.03)	—	(0.02)	—
Construction and land development	(0.06)	—	(0.04)	—
Multi-family	—	0.04	—	0.02
One-to-four family residential	(0.04)	0.34	(0.03)	0.19
Agricultural and farmland	(0.02)	(0.01)	(0.01)	(0.03)
Municipal, consumer, and other	0.16	0.07	0.16	0.11
Total	(0.01)%	0.12%	0.03%	0.09%
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

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of June 30, 2026, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	June 30, 2026
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$19,961	1.15%	$—	—%	$19,961	1.15%
U.S. government agency	15,373	2.45	10,000	2.18	25,373	2.34
Municipal	9,210	2.64	3,285	2.98	12,495	2.73
Mortgage-backed:
Agency residential	447	3.12	7,980	1.75	8,427	1.82
Agency commercial	13,055	1.78	7,397	2.85	20,452	2.17
Corporate	1,999	6.00	—	—	1,999	6.00
Total	$60,045	2.02%	$28,662	2.32%	$88,707	2.12%
Due after 1 year through 5 years
U.S. Treasury	$59,890	1.46%	$—	—%	$59,890	1.46%
U.S. government agency	7,330	2.01	52,918	2.43	60,248	2.38
Municipal	88,881	1.73	15,686	3.25	104,567	1.95
Mortgage-backed:
Agency residential	26,784	1.98	2,455	3.50	29,239	2.10
Agency commercial	63,031	1.78	165,586	1.89	228,617	1.86
Corporate	11,417	4.51	—	—	11,417	4.51
Total	$257,333	1.84%	$236,645	2.11%	$493,978	1.97%
Due after 5 years through 10 years
U.S. government agency	$105,485	4.22%	$25,590	2.70%	$131,075	3.92%
Municipal	54,883	2.40	6,336	3.73	61,219	2.53
Mortgage-backed:
Agency residential	32,835	3.20	2,400	3.13	35,235	3.19
Agency commercial	7,919	4.20	50,617	2.19	58,536	2.46
Corporate	42,000	6.37	—	—	42,000	6.37
Total	$243,122	4.04%	$84,943	2.48%	$328,065	3.64%
Due after 10 years
U.S. government agency	$4,879	4.37%	$—	—%	$4,879	4.37%
Municipal	65,178	3.66	1,930	3.47	67,108	3.66
Mortgage-backed:
Agency residential	426,950	4.61	58,333	3.65	485,283	4.50
Agency commercial	61,482	3.83	32,529	2.04	94,011	3.21
Corporate	4,430	5.95	—	—	4,430	5.95
Total	$562,919	4.42%	$92,792	3.08%	$655,711	4.23%
Total
U.S. Treasury	$79,851	1.39%	$—	—%	$79,851	1.39%
U.S. government agency	133,067	3.90	88,508	2.48	221,575	3.33
Municipal	218,152	2.51	27,237	3.34	245,389	2.60
Mortgage-backed:
Agency residential	487,016	4.37	71,168	3.42	558,184	4.25
Agency commercial	145,487	2.78	256,129	1.99	401,616	2.28
Corporate	59,846	5.97	—	—	59,846	5.97
Total	$1,123,419	3.62%	$443,042	2.40%	$1,566,461	3.28%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended June 30,						Percent Change in Average Balance
	2026			2025
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,336,123	23.2%	—%	$1,044,539	24.1%	—%	27.9%
Interest-bearing demand	1,359,038	23.7	0.66	1,125,787	26.0	0.56	20.7
Money market	943,871	16.4	1.94	813,531	18.8	2.20	16.0
Savings	864,584	15.0	0.56	569,193	13.1	0.26	51.9
Time	1,247,241	21.7	2.97	780,536	18.0	3.30	59.8
Total deposits	$5,750,857	100.0%	1.20%	$4,333,586	100.0%	1.19%	32.7%

	Six Months Ended June 30,						Percent Change in Average Balance
	2026			2025
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,243,871	23.3%	—%	$1,045,133	24.1%	—%	19.0%
Interest-bearing demand	1,291,883	24.3	0.65	1,123,212	25.9	0.54	15.0
Money market	925,370	17.4	1.97	810,645	18.7	2.20	14.2
Savings	768,750	14.4	0.50	569,343	13.2	0.26	35.0
Time	1,094,479	20.6	3.00	782,307	18.1	3.39	39.9
Total deposits	$5,324,353	100.0%	1.19%	$4,330,640	100.0%	1.20%	22.9%
_________________________________________________
*Annualized measure.
The average balance of deposits increased 22.9% from the six months ended June 30, 2025 to the six months ended June 30, 2026 primarily due to the CNB acquisition, which added $996.5 million of non-maturity deposits and $520.4 million of time deposits on March 1, 2026.
The following table sets forth time deposits by remaining maturity as of June 30, 2026:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time deposits:
Amounts less than $100,000	$139,696	$162,603	$120,326	$39,285	$461,910
Amounts of $100,000 or more but less than $250,000	129,958	138,276	103,561	15,868	387,663
Amounts of $250,000 or more	66,896	87,102	217,054	5,517	376,569
Total time deposits	$336,550	$387,981	$440,941	$60,670	$1,226,142
As of June 30, 2026 and December 31, 2025, the Bank’s uninsured deposits were estimated to be $1.38 billion and $928.7 million, respectively.

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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of June 30, 2026 and December 31, 2025, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	June 30, 2026	December 31, 2025

Cash and cash equivalents	$132,250	$122,269
Fair value of unpledged securities	928,095	845,524
Total cash and unpledged securities	$1,060,345	$967,793
Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of June 30, 2026, our current borrowings and additional available borrowing capacity were as follows:

	June 30, 2026
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$12,363	$1,480,161
Federal Reserve	—	112,895
Federal funds lines of credit	—	80,000
Total	$12,363	$1,673,056
Furthermore, the Bank has the option to utilize brokered deposits as an additional source of liquidity, as needed.
As of June 30, 2026, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of June 30, 2026, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of June 30, 2026, the Holding Company had cash and cash equivalents of $21.1 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that such limitations will not impact the Holding Company’s ability to meet its ongoing short-term or intermediate-term cash obligations. During the three months ended June 30, 2026 and 2025, the Bank paid $3.0 million and $30.0 million in dividends to the Holding Company, respectively. During the six months ended June 30, 2026 and 2025, the Bank paid $59.0 million and $37.5 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on debt, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended June 30, 2026 and 2025, holding company operating expenses consisted of interest expense of $2.1 million and $1.4 million, respectively, and other operating expenses of $1.1 million and $1.1 million, respectively. During the six months ended June 30, 2026 and 2025, holding company operating expenses consisted of interest expense of $3.2 million and $2.8 million, respectively, and other operating expenses of $4.6 million and $2.1 million, respectively. Additionally, the Holding Company paid $8.4 million and $6.6 million of dividends to stockholders during the three months ended June 30, 2026 and 2025, respectively, and paid $15.7 million and $13.3 million of dividends to stockholders during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of June 30, 2026, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company. As of June 30, 2026, the Holding Company had no material commitments for capital expenditures.
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
As of June 30, 2026 and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	June 30, 2026	December 31, 2025	For Capital Adequacy Purposes With Capital Conservation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	16.20%	16.82%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	13.59	15.72	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	12.64	14.42	7.00	N/A
Tier 1 Capital (to Average Assets)	11.01	12.26	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	15.80%	16.52%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	14.75	15.42	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.75	15.42	7.00	6.50
Tier 1 Capital (to Average Assets)	11.94	12.02	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of June 30, 2026, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
During 2025, the Company paid quarterly cash dividends of $0.21 per share. In January 2026, the Company announced an increase of $0.02 and paid a $0.23 per share dividend during the first two quarters of 2026. In July 2026, the Company's Board of Directors increased the quarterly cash dividend by $0.02 per share to $0.25 per share.
Stock Repurchase Program
Under the Company's stock repurchase program, the Company repurchased 15,466 shares of its common stock at a weighted average price of $27.53 during the three months ended June 30, 2026. The Company’s Board of Directors has authorized the repurchase of up to $30.0 million of its common stock under its stock repurchase program in effect until January 1, 2027. As of June 30, 2026, the Company had $14.0 million remaining under the current stock repurchase authorization.
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
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair value on the acquisition date. Estimating such fair values may require highly subjective assumptions or the use of a valuation specialist. In the CNB acquisition, the fair value for loans was the most significant estimate and relatively small changes in assumptions used in this estimate could result in a materially different conclusion.
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
•Facilitates comparison of our earnings with the earnings of other banking organizations with varying amounts of goodwill or intangible assets.
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
_________________________________________________
(1)Tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Net income	$27,844	$19,230	$39,044	$38,305
Less: adjustments
Acquisition expenses	(257)	—	(15,923)	—
Net earnings (losses) on closed or sold operations	47	—	51	—
Gains (losses) on closed branch premises	—	(50)	(210)	9
Mortgage servicing rights fair value adjustment	(751)	(751)	(554)	(1,059)
Total adjustments	(961)	(801)	(16,636)	(1,050)
Tax effect of adjustments (1)	270	228	4,535	299
Total adjustments after tax effect	(691)	(573)	(12,101)	(751)
Adjusted net income	$28,535	$19,803	$51,145	$39,056

Average assets	$6,733,916	$5,036,675	$6,225,370	$5,034,249

Return on average assets *	1.66%	1.53%	1.26%	1.53%
Adjusted return on average assets *	1.70	1.58	1.66	1.56
_________________________________________________
*    Annualized measure.
(1)Assumes a federal income tax rate of 21% and a state income tax rate of 9.5%, and excludes non-deductible acquisition expenses.
Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025

Numerator:
Net income	$27,844	$19,230	$39,044	$38,305

Adjusted net income	$28,535	$19,803	$51,145	$39,056

Denominator:
Weighted average common shares outstanding	36,373,749	31,510,759	34,785,701	31,547,669
Dilutive effect of outstanding restricted stock units	92,939	77,782	106,438	102,097
Weighted average common shares outstanding, including all dilutive potential shares	36,466,688	31,588,541	34,892,139	31,649,766

Earnings per share - basic	$0.77	$0.61	$1.12	$1.21
Earnings per share - diluted	$0.76	$0.61	$1.12	$1.21

Adjusted earnings per share - basic	$0.78	$0.63	$1.47	$1.24
Adjusted earnings per share - diluted	$0.78	$0.63	$1.47	$1.23

Reconciliation of Non-GAAP Financial Measure —
Pre-Provision Net Revenue, Pre-Provision Net Revenue Less Charge-offs (Recoveries),
Adjusted Pre-Provision Net Revenue, and
Adjusted Pre-Provision Net Revenue Less Charge-offs (Recoveries)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Net interest income	$69,056	$49,658	$125,443	$98,366
Noninterest income	11,841	9,140	22,785	18,446
Noninterest expense	(42,446)	(31,914)	(94,883)	(63,849)
Pre-provision net revenue	38,451	26,884	53,345	52,963
Less: adjustments
Acquisition expenses	(257)	—	(15,923)	—
Net earnings (losses) on closed or sold operations	47	—	51	—
Gains (losses) on closed branch premises	—	(50)	(210)	9
Mortgage servicing rights fair value adjustment	(751)	(751)	(554)	(1,059)
Total adjustments	(961)	(801)	(16,636)	(1,050)
Adjusted pre-provision net revenue	$39,412	$27,685	$69,981	$54,013

Pre-provision net revenue	$38,451	$26,884	$53,345	$52,963
Less: net charge-offs (recoveries)	(100)	1,047	658	1,476
Pre-provision net revenue less net charge-offs (recoveries)	$38,551	$25,837	$52,687	$51,487

Adjusted pre-provision net revenue	$39,412	$27,685	$69,981	$54,013
Less: net charge-offs (recoveries)	(100)	1,047	658	1,476
Adjusted pre-provision net revenue less net charge-offs (recoveries)	$39,512	$26,638	$69,323	$52,537

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Net interest income (tax-equivalent basis)
Net interest income	$69,056	$49,658	$125,443	$98,366
Tax-equivalent adjustment (1)	851	548	1,500	1,093
Net interest income (tax-equivalent basis) (1)	$69,907	$50,206	$126,943	$99,459

Net interest margin (tax-equivalent basis)
Net interest margin *	4.32%	4.14%	4.27%	4.13%
Tax-equivalent adjustment * (1)	0.06	0.05	0.05	0.05
Net interest margin (tax-equivalent basis) * (1)	4.38%	4.19%	4.32%	4.18%

Average interest-earning assets	$6,405,136	$4,808,213	$5,927,429	$4,803,145
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.
Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis) and Adjusted Efficiency Ratio (Tax-Equivalent Basis)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Total noninterest expense	$42,446	$31,914	$94,883	$63,849
Less: amortization of intangible assets	1,455	694	2,342	1,389
Noninterest expense excluding amortization of intangible assets	$40,991	$31,220	92,541	62,460
Less: adjustments to noninterest expense
Acquisition expenses	257	—	15,923	—
Expenses from closed or sold operations	124	—	273	—
Total adjustments to noninterest expense	381	—	16,196	—
Adjusted noninterest expense	$40,610	$31,220	$76,345	$62,460

Net interest income	$69,056	$49,658	$125,443	$98,366
Total noninterest income	11,841	9,140	22,785	18,446
Operating revenue	80,897	58,798	148,228	116,812
Tax-equivalent adjustment (1)	851	548	1,500	1,093
Operating revenue (tax-equivalent basis) (1)	81,748	59,346	149,728	117,905
Less: adjustments to noninterest income
Revenue from closed or sold operations	171	—	324	—
Gains (losses) on closed branch premises	—	(50)	(210)	9
Mortgage servicing rights fair value adjustment	(751)	(751)	(554)	(1,059)
Total adjustments to noninterest income	(580)	(801)	(440)	(1,050)
Adjusted operating revenue (tax-equivalent basis) (1)	82,328	60,147	$150,168	$118,955

Efficiency ratio	50.67%	53.10%	62.43%	53.47%
Efficiency ratio (tax-equivalent basis) (1)	50.14	52.61	61.81	52.97
Adjusted efficiency ratio (tax-equivalent basis) (1)	49.33	51.91	50.84	52.51
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	June 30, 2026	December 31, 2025

Tangible Common Equity
Total stockholders' equity	$764,733	$615,498
Less: Goodwill	81,949	59,820
Less: Intangible assets	42,858	15,117
Tangible common equity	$639,926	$540,561

Tangible Assets
Total assets	$6,727,646	$5,071,390
Less: Goodwill	81,949	59,820
Less: Intangible assets	42,858	15,117
Tangible assets	$6,602,839	$4,996,453

Total stockholders' equity to total assets	11.37%	12.14%
Tangible common equity to tangible assets	9.69	10.82

Shares of common stock outstanding	36,365,612	31,431,924

Book value per share	$21.03	$19.58
Tangible book value per share	17.60	17.20
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Average Tangible Common Equity
Total stockholders' equity	$758,243	$572,505	$714,647	$563,659
Less: Goodwill	83,487	59,820	75,775	59,820
Less: Intangible assets	43,604	16,782	34,544	17,130
Average tangible common equity	$631,152	$495,903	$604,328	$486,709

Net income	$27,844	$19,230	$39,044	$38,305
Adjusted net income	28,535	19,803	51,145	39,056

Return on average stockholders' equity *	14.73%	13.47%	11.02%	13.70%
Return on average tangible common equity *	17.69	15.55	13.03	15.87

Adjusted return on average stockholders' equity *	15.09%	13.87%	14.43%	13.97%
Adjusted return on average tangible common equity *	18.13	16.02	17.07	16.18
_________________________________________________
*    Annualized measure.

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	June 30, 2026	December 31, 2025

Core Deposits
Total deposits	$5,757,986	$4,359,263
Less: time deposits of $250,000 or more	376,569	201,365
Less: brokered deposits	—	—
Core deposits	$5,381,417	$4,157,898

Core deposits to total deposits	93.46%	95.38%

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
Deposit Betas
Deposit pricing changes are primarily driven by changes in the federal funds rate, with the relationship between deposit rates and federal funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated federal funds rate range over a specified period. During the most recent rising rate cycle, which was from the fourth quarter of 2021 through the second quarter of 2024, our cumulative deposit beta was 23.6%. Since the start of the current falling rate cycle, which began with the third quarter of 2024, our cumulative deposit beta has been 8.9%.
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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
June 30, 2026
+400	25.7%	6.5%	17.2%
+300	21.6	5.3	13.7
+200	16.0	4.2	10.0
+100	8.9	2.5	5.7
-100	(11.0)	(2.0)	(5.6)
-200	(23.8)	(3.1)	(11.2)
-300	(21.6)	(4.6)	(18.1)
-400	(13.3)	(4.3)	(23.1)

December 31, 2025
+400	25.3%	4.9%	14.7%
+300	20.7	4.2	11.8
+200	14.8	3.7	9.0
+100	8.0	2.2	5.0
-100	(9.1)	(4.0)	(7.3)
-200	(16.6)	(4.1)	(11.3)
-300	(9.2)	(5.3)	(16.9)
-400	0.6	(5.5)	(18.0)
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2026	—	$—	—	$14,422
May 1 - 31, 2026	12,966	27.46	12,966	14,066
June 1 - 30, 2026	2,500	27.90	2,500	13,997
Total	15,466	$27.53	15,466	$13,997
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

HBT FINANCIAL, INC.

August 7, 2026	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)