Form 10-Q
period 2026-09-30
HBT Financial, Inc.
filed 2026-11-06
CIK 775215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 36,365,612 shares outstanding of the registrant’s common stock, $0.01 par value.

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
•changes in interest rates, including as a result of the recent increase in the benchmark federal funds rate by the Federal Reserve, and prepayment rates of the Company’s assets;
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
•unexpected results of acquisitions, which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated, including the acquisition of CNB Bank Shares, Inc. ("CNB") and the pending acquisition of Tri-County Financial Group, Inc. ("TYFG" or "Tri-County");
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
•the ultimate timing, outcome and results of integrating the operations of TYFG into those of HBT;
•the effects of any acquisitions on HBT’s future financial condition, results of operations, strategy and plans;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$28,860	$24,423
Interest-bearing deposits with banks	97,400	97,846
Cash and cash equivalents	126,260	122,269

Debt securities available-for-sale, at fair value	1,065,551	813,101
Debt securities held-to-maturity (fair value of $373,903 at 2026 and $426,799 at 2025)	417,491	458,746
Equity securities with readily determinable fair value	3,475	3,322
Equity securities with no readily determinable fair value	6,671	2,612
Restricted stock, at cost	6,000	4,979
Loans held for sale	2,980	1,263

Loans, before allowance for credit losses	4,782,743	3,456,209
Allowance for credit losses	(60,475)	(41,690)
Loans, net of allowance for credit losses	4,722,268	3,414,519

Bank owned life insurance	38,112	24,660
Bank premises and equipment, net	91,606	73,642
Bank premises held for sale	276	—
Foreclosed assets	656	1,126
Goodwill	81,949	59,820
Intangible assets, net	41,403	15,117
Mortgage servicing rights, at fair value	20,799	16,944
Investments in unconsolidated subsidiaries	1,614	1,614
Accrued interest receivable	39,427	23,779
Other assets	52,789	33,877
Total assets	$6,719,327	$5,071,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$1,303,942	$1,049,043
Interest-bearing	4,448,490	3,310,220
Total deposits	5,752,432	4,359,263

Federal Home Loan Bank advances	12,210	12,301
Subordinated notes	84,051	—
Junior subordinated debentures issued to capital trusts	52,953	52,909
Other liabilities	63,590	31,419
Total liabilities	5,965,236	4,455,892

COMMITMENTS AND CONTINGENCIES (Note 16)

Stockholders' Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; shares issued of 38,451,113 at 2026 and 32,899,104 at 2025; shares outstanding of 36,365,612 at 2026 and 31,431,924 at 2025	385	329
Surplus	447,557	298,548
Retained earnings	412,781	367,163
Accumulated other comprehensive income (loss)	(62,949)	(23,018)
Treasury stock at cost, 2,085,501 shares at 2026 and 1,467,180 at 2025	(43,683)	(27,524)
Total stockholders’ equity	754,091	615,498
Total liabilities and stockholders’ equity	$6,719,327	$5,071,390
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025

INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$75,894	$52,818	$208,443	$159,343
Federally tax exempt	1,501	1,245	4,357	3,628
Debt securities:
Taxable	11,359	8,320	32,070	22,690
Federally tax exempt	1,045	459	2,704	1,385
Interest-bearing deposits in bank	735	1,350	3,035	3,959
Other interest and dividend income	128	144	475	388
Total interest and dividend income	90,662	64,336	251,084	191,393

INTEREST EXPENSE
Deposits	18,122	12,995	49,484	38,769
Securities sold under agreements to repurchase	—	—	30	22
Borrowings	126	31	505	170
Subordinated notes	1,233	387	2,756	1,326
Junior subordinated debentures issued to capital trusts	860	937	2,545	2,754
Total interest expense	20,341	14,350	55,320	43,041
Net interest income	70,321	49,986	195,764	148,352
PROVISION FOR CREDIT LOSSES	(561)	596	(41)	1,698
Net interest income after provision for credit losses	70,882	49,390	195,805	146,654

NONINTEREST INCOME
Card income	3,247	2,732	9,426	8,077
Wealth management fees	3,943	3,122	11,624	8,789
Service charges on deposit accounts	2,680	2,093	7,329	5,952
Mortgage servicing	1,111	1,019	3,237	3,051
Mortgage servicing rights fair value adjustment	1,460	(514)	906	(1,573)
Gains on sale of mortgage loans	550	390	1,293	1,101
Realized gains (losses) on sales of securities	(184)	(49)	(184)	(49)
Unrealized gains (losses) on equity securities	(71)	(67)	8	(36)
Gains (losses) on foreclosed assets	(67)	148	(156)	175
Gains (losses) on other assets	(62)	(14)	(274)	(88)
Income on bank owned life insurance	229	169	623	500
Other noninterest income	1,401	820	3,190	2,396
Total noninterest income	14,237	9,849	37,022	28,295

NONINTEREST EXPENSE
Salaries	20,988	16,351	66,030	49,856
Employee benefits	4,493	3,314	12,598	10,179
Occupancy of bank premises	3,933	2,826	10,566	7,922
Furniture and equipment	861	737	2,400	1,757
Data processing	4,130	2,791	19,687	8,195
Marketing and customer relations	1,222	1,035	3,752	3,199
Amortization of intangible assets	1,455	694	3,797	2,083
Loss on extinguishment of debt	—	391	—	391
FDIC insurance	723	561	1,988	1,674
Loan collection and servicing	640	264	1,891	1,007
Foreclosed assets	43	62	143	134
Other noninterest expense	4,175	3,482	14,694	9,960
Total noninterest expense	42,663	32,508	137,546	96,357
INCOME BEFORE INCOME TAX EXPENSE	42,456	26,731	95,281	78,592
INCOME TAX EXPENSE	11,064	6,966	24,845	20,522
NET INCOME	$31,392	$19,765	$70,436	$58,070

EARNINGS PER SHARE - BASIC	$0.86	$0.63	$1.99	$1.84
EARNINGS PER SHARE - DILUTED	$0.86	$0.63	$1.99	$1.84
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	36,365,612	31,481,135	35,318,125	31,525,247
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

NET INCOME	$31,392	$19,765	$70,436	$58,070

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on debt securities available-for-sale	(44,171)	7,239	(52,916)	25,393
Reclassification adjustment for losses on sale of debt securities available-for-sale realized in income	184	49	184	49
Reclassification adjustment for amortization of net unrealized losses on debt securities transferred to held-to-maturity	571	518	1,461	1,514
Unrealized losses on derivative instruments	(2,962)	—	(4,124)	—
Reclassification adjustment for net settlements on derivative instruments	(41)	—	(65)	(38)
Total other comprehensive income (loss), before tax	(46,419)	7,806	(55,460)	26,918
Income tax expense (benefit)	(12,997)	2,186	(15,529)	7,272
Total other comprehensive income (loss)	(33,422)	5,620	(39,931)	19,646
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,030)	$25,385	$30,505	$77,716
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, June 30, 2026	36,365,612	$385	$447,030	$390,528	$(29,527)	$(43,683)	$764,733
Net income	—	—	—	31,392	—	—	31,392
Other comprehensive loss	—	—	—	—	(33,422)	—	(33,422)
Stock-based compensation	—	—	527	—	—	—	527
Cash dividends and dividend equivalents ($0.25 per share)	—	—	—	(9,139)	—	—	(9,139)
Balance, September 30, 2026	36,365,612	$385	$447,557	$412,781	$(62,949)	$(43,683)	$754,091

Balance, June 30, 2025	31,495,434	$329	$297,479	$341,750	$(32,739)	$(25,922)	$580,897
Net income	—	—	—	19,765	—	—	19,765
Other comprehensive income	—	—	—	—	5,620	—	5,620
Stock-based compensation	—	—	513	—	—	—	513
Repurchase of common stock	(39,631)	—	—	—	—	(1,015)	(1,015)
Cash dividends and dividend equivalents ($0.21 per share)	—	—	—	(6,651)	—	—	(6,651)
Balance, September 30, 2025	31,455,803	$329	$297,992	$354,864	$(27,119)	$(26,937)	$599,129
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares Outstanding	Amount	Surplus	Retained Earnings		Treasury Stock

Balance, December 31, 2025	31,431,924	$329	$298,548	$367,163	$(23,018)	$(27,524)	$615,498
Net income	—	—	—	70,436	—	—	70,436
Other comprehensive loss	—	—	—	—	(39,931)	—	(39,931)
Stock-based compensation	—	—	1,479	—	—	—	1,479
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	53,878	1	(645)	—	—	—	(644)
Issuance of common stock in CNB acquisition	5,498,131	55	148,175	—	—	—	148,230
Repurchase of common stock	(618,321)	—	—	—	—	(16,159)	(16,159)
Cash dividends and dividend equivalents ($0.71 per share)	—	—	—	(24,818)	—	—	(24,818)
Balance, September 30, 2026	36,365,612	$385	$447,557	$412,781	$(62,949)	$(43,683)	$754,091

Balance, December 31, 2024	31,559,366	$328	$297,297	$316,764	$(46,765)	$(23,019)	$544,605
Net income	—	—	—	58,070	—	—	58,070
Other comprehensive income	—	—	—	—	19,646	—	19,646
Stock-based compensation	—	—	1,387	—	—	—	1,387
Issuance of common stock upon vesting of restricted stock units, net of tax withholdings	72,065	1	(692)	—	—	—	(691)
Repurchase of common stock	(175,628)	—	—	—	—	(3,918)	(3,918)
Cash dividends and dividend equivalents ($0.63 per share)	—	—	—	(19,970)	—	—	(19,970)
Balance, September 30, 2025	31,455,803	$329	$297,992	$354,864	$(27,119)	$(26,937)	$599,129
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,436	$58,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,224	2,347
Provision for credit losses	(41)	1,698
Net amortization of debt securities	(160)	1,859
Deferred income tax expense	9,030	725
Stock-based compensation	1,479	1,387
Net accretion of discount and deferred loan fees on loans	(7,501)	(5,473)
Net realized loss on sales of securities	184	49
Net unrealized loss (gain) on equity securities	(8)	36
Net loss on disposals of bank premises and equipment	3	90
Net gain on sales of bank premises held for sale	—	(52)
Impairment losses on bank premises held for sale	271	50
Net gain on sales of foreclosed assets	(60)	(224)
Write-down of foreclosed assets	216	49
Amortization of intangibles	3,797	2,083
Decrease (increase) in fair value of mortgage servicing rights	(906)	1,573
Net loss on extinguishment of subordinated debt	—	391
Amortization of discount and issuance costs on subordinated notes and debentures	98	101
Amortization of discount on Federal Home Loan Bank advances	91	128
Amortization of premium on time deposits	(1,266)	—
Mortgage loans originated for sale	(50,133)	(36,348)
Proceeds from sale of mortgage loans	49,996	37,603
Net gain on sale of mortgage loans	(1,293)	(1,101)
Increase in cash surrender value of bank owned life insurance	(623)	(500)
Decrease (increase) in accrued interest receivable	(1,853)	1,195
Decrease in other assets	4,093	219
Increase (decrease) in other liabilities	1,200	(4,788)
Net cash provided by operating activities	80,274	61,167
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HBT FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits with banks	245	—
Proceeds from sales of debt securities	316,155	1,276
Proceeds from sales and redemptions of equity securities	77	54
Proceeds from paydowns, maturities, and calls of debt securities	134,497	128,291
Purchase of debt securities	(348,212)	(166,907)
Purchase of equity securities	(413)	(34)
Purchase of loans	—	(9,782)
Net decrease (increase) in loans	(23,425)	78,157
Proceeds from redemption of restricted stock	4,230	107
Purchases of bank premises and equipment	(5,612)	(5,657)
Proceeds from sales of bank premises and equipment	—	13
Proceeds from sales of bank premises held for sale	—	319
Proceeds from sales of foreclosed assets	892	1,140
Net cash received in acquisition of CNB Bank Shares, Inc.	15,036	—
Proceeds from sale of brokerage operations acquired from CNB Bank Shares, Inc.	649	—
Net cash provided by investing activities	94,119	26,977

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(122,403)	28,933
Net decrease in repurchase agreements	(18,354)	(28,969)
Proceeds from long-term Federal Home Loan Bank advances	—	1,800
Repayment of long-term Federal Home Loan Bank advances	(72,021)	(7,888)
Repayment of subordinated notes	—	(40,000)
Issuance of subordinated notes, net of issuance costs	83,997	—
Taxes paid related to the vesting of restricted stock units	(644)	(691)
Repurchase of common stock	(16,159)	(3,918)
Cash dividends and dividend equivalents paid	(24,818)	(19,970)
Net cash used in financing activities	(170,402)	(70,703)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,991	17,441
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122,269	137,692
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,260	$155,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$56,887	$44,191
Net cash paid for income taxes:
Federal	$5,998	$13,900
Illinois	2,900	6,675
Other states	435	465
Total	$9,333	$21,040

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfers of loans to foreclosed assets	$578	$1,605
Transfers of bank premises and equipment to bank premises held for sale	$337	$—
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – BUSINESS COMBINATIONS
Tri-County Financial Group, Inc.
On August 10, 2026, HBT Financial and Tri-County Financial Group, Inc. ("Tri-County"), the holding company for First State Bank in Mendota, Illinois ("FSB"), jointly announced the signing of a merger agreement pursuant to which HBT Financial will acquire Tri-County and FSB. The acquisition will expand HBT Financial's presence in the central Illinois and Chicago MSA markets.
Under the terms of the merger agreement, total consideration consists of approximately 3.8 million shares of HBT Financial's common stock and $59.9 million in cash. Tri-County shareholders may elect to receive either (i) 2.4589 shares of HBT Financial's common stock for each share of Tri-County common stock, or (ii) $71.01 per share in cash, or (iii) a combination of cash and stock consideration, subject to adjustment and to the election and proration procedures as provided in the merger agreement. Upon closing the transaction, shareholders of Tri-County are expected to hold approximately 9% of HBT Financial's outstanding common stock. The transaction is expected to close early in the first quarter of 2027, subject to customary closing conditions and regulatory approvals.
There were no Tri-County acquisition-related expenses recognized prior to the third quarter of 2026. Acquisition-related expenses recognized during the three months and nine months ended September 30, 2026 are summarized below.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Salaries	$58	$—	$58	$—
Professional fees and other noninterest expense	620	—	620	—
Total	$678	$—	$678	$—

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CNB Bank Shares, Inc.
On March 1, 2026, HBT Financial acquired 100% of the issued and outstanding common stock of CNB Bank Shares, Inc. ("CNB"), the holding company for CNB Bank & Trust, N.A. (“CNB Bank”), pursuant to an Agreement and Plan of Merger dated October 20, 2025. Under the Agreement and Plan of Merger, CNB merged with and into HBT Financial, with HBT Financial as the surviving entity, immediately followed by the merger of CNB Bank with and into Heartland Bank, with Heartland Bank as the surviving entity.
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
The acquisition of CNB further enhanced HBT Financial's footprint in the central Illinois, Chicago MSA, and suburban St. Louis markets. There were no CNB acquisition-related expenses recognized during the third quarter of 2025 or during the nine months ended September 30, 2025. Acquisition-related expenses recognized during the three and nine months ended September 30, 2026 are summarized below.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Salaries	$—	$—	$3,959	$—
Occupancy of bank premises	—	—	118	—
Furniture and equipment	—	—	72	—
Data processing	260	—	9,019	—
Marketing and customer relations	—	—	74	—
Loan collection and servicing	—	—	348	—
Professional fees and other noninterest expense	67	—	2,660	—
Total	$327	$—	$16,250	$—

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
The following table provides the pro forma information for the results of operations for the three and nine months ended September 30, 2026 and 2025 as if the acquisition of CNB had occurred on January 1, 2025. The pro forma results combine the historical results of CNB into HBT Financial’s consolidated statements of income, including the impact of certain acquisition accounting adjustments, which include loan discount accretion, securities discount accretion, intangible assets amortization, deposit premium amortization, and borrowing premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Acquisition-related expenses that have been recognized are included in net income in the following table.

	Pro Forma
	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenues (net interest income and noninterest income)	$84,173	$81,583	$244,940	$239,993
Net income	31,102	25,192	80,245	62,230
Earnings per share - basic	0.86	0.68	2.20	1.68
Earnings per share - diluted	0.85	0.68	2.19	1.68

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SECURITIES
Debt Securities
The amortized cost and fair values of debt securities, with gross unrealized gains and losses and allowance for credit losses, are as follows:

	September 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

Available-for-sale:
U.S. Treasury	$79,878	$—	$(4,813)	$—	$75,065
U.S. government agency	152,302	—	(7,989)	—	144,313
Municipal	218,339	1	(24,815)	—	193,525
Mortgage-backed:
Agency residential	497,225	154	(32,135)	—	465,244
Agency commercial	145,286	7	(10,702)	—	134,591
Corporate	54,019	343	(1,549)	—	52,813
Total available-for-sale	$1,147,049	$505	$(82,003)	$—	$1,065,551

	September 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses

Held-to-maturity:
U.S. government agency	$83,513	$—	$(7,745)	$75,768	$—
Municipal	25,763	—	(757)	25,006	—
Mortgage-backed:
Agency residential	64,036	—	(4,908)	59,128	—
Agency commercial	244,179	—	(30,178)	214,001	—
Total held-to-maturity	$417,491	$—	$(43,588)	$373,903	$—

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
As of September 30, 2026 and December 31, 2025, the Bank had debt securities with a carrying value of $528.6 million and $412.8 million, respectively, which were pledged to secure public deposits, securities sold under agreements to repurchase, available borrowing capacity, and for other purposes required or permitted by law.
The amortized cost and fair value of debt securities by contractual maturity, as of September 30, 2026, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$57,081	$56,391	$8,285	$8,240
Due after 1 year through 5 years	154,700	139,955	68,631	64,073
Due after 5 years through 10 years	220,441	205,988	30,433	26,779
Due after 10 years	72,316	63,382	1,927	1,682

Mortgage-backed:
Agency residential	497,225	465,244	64,036	59,128
Agency commercial	145,286	134,591	244,179	214,001
Total	$1,147,049	$1,065,551	$417,491	$373,903

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of debt securities available-for-sale that do not have an associated allowance for credit losses as of September 30, 2026 and December 31, 2025, aggregated by category and length of time that individual debt securities have been in a continuous unrealized loss position:

	September 30, 2026
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(4,813)	$75,065	$(4,813)	$75,065
U.S. government agency	(6,812)	117,289	(1,177)	27,024	(7,989)	144,313
Municipal	(8,252)	75,209	(16,563)	116,975	(24,815)	192,184
Mortgage-backed:
Agency residential	(23,147)	370,555	(8,988)	85,600	(32,135)	456,155
Agency commercial	(2,883)	44,571	(7,819)	86,904	(10,702)	131,475
Corporate	(464)	14,536	(1,085)	13,990	(1,549)	28,526
Total available-for-sale	$(41,558)	$622,160	$(40,445)	$405,558	$(82,003)	$1,027,718

	December 31, 2025
	Investments in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value

Available-for-sale:
U.S. Treasury	$—	$—	$(4,252)	$85,544	$(4,252)	$85,544
U.S. government agency	(18)	2,956	(1,105)	30,744	(1,123)	33,700
Municipal	(35)	4,525	(12,027)	123,881	(12,062)	128,406
Mortgage-backed:
Agency residential	(231)	45,392	(7,146)	121,114	(7,377)	166,506
Agency commercial	(7)	4,442	(7,167)	95,580	(7,174)	100,022
Corporate	(57)	8,728	(1,388)	24,932	(1,445)	33,660
Total available-for-sale	$(348)	$66,043	$(33,085)	$481,795	$(33,433)	$547,838
As of September 30, 2026, there were 491 debt securities in an unrealized loss position for a period of 12 months or more, and 360 debt securities in an unrealized loss position for a period of less than 12 months.
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Municipal securities include general obligation bonds, which have a very low historical default rate due to issuers generally having taxing authority to service the debt, and represent approximately 71% of the total fair value of our municipal securities portfolio as of September 30, 2026. The remainder of the municipal securities are also of high credit quality with ratings of A1/A+ or better. The Company evaluates credit risk through monitoring credit ratings and reviews of available financial data. The changes in fair value in municipal securities were considered to be primarily driven by changes in market interest rates and other non-credit risks, such as call and liquidity risks. The estimated allowance for credit losses for the municipal debt securities held-to-maturity was deemed insignificant.
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
As of September 30, 2026, the Company did not intend to sell the debt securities that are in an unrealized loss position, and it was more likely than not that the Company would recover the amortized cost prior to being required to sell the debt securities.
Accrued interest on debt securities is excluded from the estimate of credit losses and totaled $7.5 million and $5.5 million as of September 30, 2026 and December 31, 2025, respectively.
Sales of debt securities were as follows during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Proceeds from sales	$3,078	$1,276	$316,155	$1,276
Gross realized gains	—	—	—	—
Gross realized losses	(184)	(49)	(184)	(49)

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
The initial cost and carrying values of equity securities, with cumulative net unrealized gains and losses were as follows:

	September 30, 2026
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,269	$7,040
Cumulative net unrealized gains (losses)	206	(369)
Carrying value	$3,475	$6,671

	December 31, 2025
(dollars in thousands)	Readily Determinable Fair Value	No Readily Determinable Fair Value

Initial cost	$3,124	$2,981
Cumulative net unrealized gains (losses)	198	(369)
Carrying value	$3,322	$2,612
As of September 30, 2026 and December 31, 2025, the cumulative net unrealized losses on equity securities with no readily determinable fair value reflect impairments of $0.2 million and downward adjustments based on observable price changes of an identical investment of $0.2 million. There have been no upward adjustments based on observable price changes to equity securities with no readily determinable fair value.
Unrealized gains (losses) on equity securities were as follows during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Readily determinable fair value	$(71)	$(67)	$8	$(36)
No readily determinable fair value	—	—	—	—
Unrealized gains (losses) on equity securities	$(71)	$(67)	$8	$(36)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES
Major categories of loans are summarized as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025

Commercial and industrial	$509,973	$399,760
Commercial real estate - owner occupied	515,800	320,434
Commercial real estate - non-owner occupied	1,136,065	937,094
Construction and land development	476,352	280,254
Multi-family	648,969	544,941
One-to-four family residential	583,266	445,463
Agricultural and farmland	595,485	275,251
Municipal, consumer, and other	316,833	253,012
Loans, before allowance for credit losses	4,782,743	3,456,209
Allowance for credit losses	(60,475)	(41,690)
Loans, net of allowance for credit losses	$4,722,268	$3,414,519
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
At September 30, 2026, the economic forecast used by management anticipates that the unemployment rate will remain relatively flat and that gross domestic product ("GDP") will grow at a modest and relatively stable pace during the next four quarters. After the forecast period, the Company reverts to long-term averages over a four-quarter reversion period. Additionally, management has made qualitative adjustments to the loss estimates to reflect other factors that influence credit losses.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables detail activity in the allowance for credit losses:

	Three Months Ended September 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$8,935	$7,704	$11,613	$7,929	$7,391	$5,736	$2,175	$9,081	$60,564
Provision for credit losses	(645)	(185)	(503)	953	355	5	(174)	(399)	(593)
Charge-offs	(272)	(37)	—	—	—	(10)	—	(233)	(552)
Recoveries	839	45	—	—	9	56	14	93	1,056
Ending balance	$8,857	$7,527	$11,110	$8,882	$7,755	$5,787	$2,015	$8,542	$60,475

	Three Months Ended September 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$6,310	$3,311	$11,635	$3,450	$4,554	$3,677	$1,558	$7,164	$41,659
Provision for credit losses	110	342	212	(604)	272	(117)	(151)	311	375
Charge-offs	(398)	(114)	—	—	—	(31)	(15)	(165)	(723)
Recoveries	459	3	—	—	—	57	11	59	589
Ending balance	$6,481	$3,542	$11,847	$2,846	$4,826	$3,586	$1,403	$7,369	$41,900

	Nine Months Ended September 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$6,975	$4,383	$8,705	$3,899	$5,484	$3,535	$758	$7,951	$41,690
Allowance established in acquisition	$3,415	$3,775	$3,103	$3,475	$2,117	$2,202	$991	$879	$19,957
Provision for credit losses	(1,620)	(390)	(800)	1,439	138	(79)	224	70	(1,018)
Charge-offs	(960)	(290)	—	(7)	—	(17)	—	(593)	(1,867)
Recoveries	1,047	49	102	76	16	146	42	235	1,713
Ending balance	$8,857	$7,527	$11,110	$8,882	$7,755	$5,787	$2,015	$8,542	$60,475

	Nine Months Ended September 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Beginning balance	$5,357	$3,107	$11,707	$4,302	$4,331	$3,908	$1,170	$8,162	$42,044
Provision for credit losses	2,002	514	140	(1,452)	538	82	190	(548)	1,466
Charge-offs	(1,442)	(115)	—	(8)	(43)	(548)	(24)	(460)	(2,640)
Recoveries	564	36	—	4	—	144	67	215	1,030
Ending balance	$6,481	$3,542	$11,847	$2,846	$4,826	$3,586	$1,403	$7,369	$41,900

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the three months ended September 30, 2026 and 2025.

	Gross Charge-Offs for the Three Months Ended September 30, 2026
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior

Commercial and industrial	$78	$1	$—	$152	$—	$—	$41	$—	$272
Commercial real estate - owner occupied	—	—	29	—	—	—	8	—	37
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	—	—	—	10	—	10
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	150	20	6	—	—	1	56	—	233
Total	$228	$21	$35	$152	$—	$1	$115	$—	$552

	Gross Charge-Offs for the Three Months Ended September 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$12	$1	$172	$189	$—	$—	$24	$—	$398
Commercial real estate - owner occupied	—	—	114	—	—	—	—	—	114
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	31	—	—	—	—	31
Agricultural and farmland	—	—	—	—	—	—	15	—	15
Municipal, consumer, and other	86	5	—	—	—	—	74	—	165
Total	$98	$6	$286	$220	$—	$—	$113	$—	$723

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross charge-offs, further sorted by origination year, were as follows during the nine months ended September 30, 2026 and 2025.

	Gross Charge-Offs for the Nine Months Ended September 30, 2026
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior

Commercial and industrial	$83	$403	$—	$341	$58	$—	$75	$—	$960
Commercial real estate - owner occupied	—	212	29	—	—	—	49	—	290
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	6	—	—	—	1	—	—	7
Multi-family	—	—	—	—	—	—	—	—	—
One-to-four family residential	—	—	—	1	1	4	11	—	17
Agricultural and farmland	—	—	—	—	—	—	—	—	—
Municipal, consumer, and other	308	114	14	26	—	1	130	—	593
Total	$391	$735	$43	$368	$59	$6	$265	$—	$1,867

	Gross Charge-Offs for the Nine Months Ended September 30, 2025
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior

Commercial and industrial	$12	$1	$696	$195	$46	$—	$492	$—	$1,442
Commercial real estate - owner occupied	—	—	114	—	1	—	—	—	115
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Construction and land development	—	2	—	2	—	4	—	—	8
Multi-family	—	43	—	—	—	—	—	—	43
One-to-four family residential	—	20	—	45	—	480	3	—	548
Agricultural and farmland	—	9	—	—	—	—	15	—	24
Municipal, consumer, and other	242	71	2	—	—	—	145	—	460
Total	$254	$146	$812	$242	$47	$484	$655	$—	$2,640

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans and the related allowance for credit losses by category:

	September 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated	$508,448	$514,159	$1,131,785	$476,352	$648,969	$576,779	$595,367	$303,668	$4,755,527
Individually evaluated	1,525	1,641	4,280	—	—	6,487	118	13,165	27,216
Total	$509,973	$515,800	$1,136,065	$476,352	$648,969	$583,266	$595,485	$316,833	$4,782,743

Allowance for credit losses:
Collectively evaluated	$8,461	$7,226	$11,110	$8,882	$7,755	$5,606	$2,015	$7,719	$58,774
Individually evaluated	396	301	—	—	—	181	—	823	1,701
Total	$8,857	$7,527	$11,110	$8,882	$7,755	$5,787	$2,015	$8,542	$60,475

	December 31, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied	Construction and Land Development	Multi-Family	One-to-four Family Residential	Agricultural and Farmland	Municipal, Consumer, and Other	Total

Loan balances:
Collectively evaluated	$398,573	$318,669	$932,972	$280,254	$544,941	$442,029	$274,086	$239,364	$3,430,888
Individually evaluated	1,187	1,765	4,122	—	—	3,434	1,165	13,648	25,321
Total	$399,760	$320,434	$937,094	$280,254	$544,941	$445,463	$275,251	$253,012	$3,456,209

Allowance for credit losses:
Collectively evaluated	$6,739	$3,764	$8,705	$3,899	$5,484	$3,525	$758	$6,691	$39,565
Individually evaluated	236	619	—	—	—	10	—	1,260	2,125
Total	$6,975	$4,383	$8,705	$3,899	$5,484	$3,535	$758	$7,951	$41,690

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nonaccrual loans and loans which do not share risk characteristics with other loans in the pool are individually evaluated to determine expected credit losses. The following tables present collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to these loans:

	September 30, 2026
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$260	$1,265	$1,525	$396
Commercial real estate - owner occupied	1,533	—	108	1,641	301
Commercial real estate - non-owner occupied	4,229	—	51	4,280	—
Construction and land development	—	—	—	—	—
Multi-family	—	—	—	—	—
One-to-four family residential	6,487	—	—	6,487	181
Agricultural and farmland	30	—	88	118	—
Municipal, consumer, and other	9,417	22	3,726	13,165	823
Total	$21,696	$282	$5,238	$27,216	$1,701

	December 31, 2025
	Amortized Cost				Allowance for Credit Losses
	Primary Collateral Type
(dollars in thousands)	Real Estate	Vehicles	Other	Total

Commercial and industrial	$—	$362	$825	$1,187	$236
Commercial real estate - owner occupied	1,765	—	—	1,765	619
Commercial real estate - non-owner occupied	4,122	—	—	4,122	—
Construction and land development	—	—	—	—	—
Multi-family	—	—	—	—	—
One-to-four family residential	3,434	—	—	3,434	10
Agricultural and farmland	736	—	429	1,165	—
Municipal, consumer, and other	9,768	—	3,880	13,648	1,260
Total	$19,825	$362	$5,134	$25,321	$2,125
Accrued interest on loans is excluded from the estimate of credit losses and totaled $31.7 million and $18.2 million as of September 30, 2026 and December 31, 2025, respectively.

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
The following tables present loans by category based on current payment and accrual status:

	September 30, 2026
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$507,572	$876	$—	$1,525	$509,973
Commercial real estate - owner occupied	514,153	6	—	1,641	515,800
Commercial real estate - non-owner occupied	1,135,795	—	—	270	1,136,065
Construction and land development	476,352	—	—	—	476,352
Multi-family	648,837	132	—	—	648,969
One-to-four family residential	574,887	1,892	—	6,487	583,266
Agricultural and farmland	595,132	235	—	118	595,485
Municipal, consumer, and other	316,551	225	—	57	316,833
Total	$4,769,279	$3,366	$—	$10,098	$4,782,743

	December 31, 2025
	Accruing Interest
(dollars in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total Loans

Commercial and industrial	$397,254	$1,319	$—	$1,187	$399,760
Commercial real estate - owner occupied	318,094	575	—	1,765	320,434
Commercial real estate - non-owner occupied	934,230	2,864	—	—	937,094
Construction and land development	279,980	274	—	—	280,254
Multi-family	544,941	—	—	—	544,941
One-to-four family residential	440,247	1,782	—	3,434	445,463
Agricultural and farmland	274,086	—	—	1,165	275,251
Municipal, consumer, and other	252,814	193	—	5	253,012
Total	$3,441,646	$7,007	$—	$7,556	$3,456,209

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present nonaccrual loans with and without a related allowance for credit losses:

	September 30, 2026
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$812	$713	$1,525
Commercial real estate - owner occupied	301	1,340	1,641
Commercial real estate - non-owner occupied	—	270	270
Construction and land development	—	—	—
Multi-family	—	—	—
One-to-four family residential	631	5,856	6,487
Agricultural and farmland	—	118	118
Municipal, consumer, and other	39	18	57
Total	$1,783	$8,315	$10,098

	December 31, 2025
(dollars in thousands)	Nonaccrual With Allowance for Credit Losses	Nonaccrual With No Allowance for Credit Losses	Total Nonaccrual

Commercial and industrial	$565	$622	$1,187
Commercial real estate - owner occupied	886	879	1,765
Commercial real estate - non-owner occupied	—	—	—
Construction and land development	—	—	—
Multi-family	—	—	—
One-to-four family residential	133	3,301	3,434
Agricultural and farmland	—	1,165	1,165
Municipal, consumer, and other	—	5	5
Total	$1,584	$5,972	$7,556

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
Doubtful – a doubtful loan has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. There were no loans classified as doubtful as of September 30, 2026 and December 31, 2025.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present loans by category based on their assigned risk ratings determined by management:

	September 30, 2026
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$459,651	$30,651	$1,134	$18,537	$509,973
Commercial real estate - owner occupied	478,709	16,280	3,214	17,597	515,800
Commercial real estate - non-owner occupied	1,066,694	48,709	1,303	19,359	1,136,065
Construction and land development	471,949	2,766	694	943	476,352
Multi-family	592,709	43,086	11,867	1,307	648,969
One-to-four family residential	554,523	13,000	1,278	14,465	583,266
Agricultural and farmland	494,347	67,056	11,379	22,703	595,485
Municipal, consumer, and other	303,386	148	4	13,295	316,833
Total	$4,421,968	$221,696	$30,873	$108,206	$4,782,743

	December 31, 2025
(dollars in thousands)	Pass	Pass-Watch	Special Mention	Substandard	Total

Commercial and industrial	$369,941	$18,960	$2,591	$8,268	$399,760
Commercial real estate - owner occupied	291,831	17,681	3,774	7,148	320,434
Commercial real estate - non-owner occupied	889,380	33,391	308	14,015	937,094
Construction and land development	269,932	540	975	8,807	280,254
Multi-family	503,133	41,808	—	—	544,941
One-to-four family residential	431,553	5,741	1,646	6,523	445,463
Agricultural and farmland	246,820	13,625	2,494	12,312	275,251
Municipal, consumer, and other	239,322	20	—	13,670	253,012
Total	$3,241,912	$131,766	$11,788	$70,743	$3,456,209

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risk ratings of loans, further sorted by origination year, are as follows as of September 30, 2026:

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2026	2025	2024	2023	2022	Prior
Commercial and industrial
Pass	$68,005	$54,037	$41,412	$37,630	$35,299	$19,678	$200,403	$3,187	$459,651
Pass-Watch	57	479	269	1,533	317	690	26,991	315	30,651
Special Mention	—	—	195	—	113	23	803	—	1,134
Substandard	2,398	1,030	2,490	806	1,446	1,406	7,270	1,691	18,537
Total	$70,460	$55,546	$44,366	$39,969	$37,175	$21,797	$235,467	$5,193	$509,973

Commercial real estate - owner occupied
Pass	$53,963	$88,672	$78,879	$39,221	$77,240	$114,581	$25,588	$565	$478,709
Pass-Watch	497	5,521	2,241	1,077	3,502	3,442	—	—	16,280
Special Mention	—	1,547	—	—	—	167	1,500	—	3,214
Substandard	8,650	1,080	664	220	3,857	2,772	310	44	17,597
Total	$63,110	$96,820	$81,784	$40,518	$84,599	$120,962	$27,398	$609	$515,800

Commercial real estate - non-owner occupied
Pass	$233,631	$230,266	$82,816	$105,642	$180,712	$210,200	$21,291	$2,136	$1,066,694
Pass-Watch	25,134	3,961	961	2,057	4,737	11,859	—	—	48,709
Special Mention	—	—	—	—	—	1,303	—	—	1,303
Substandard	4,567	—	1,649	192	4,057	8,894	—	—	19,359
Total	$263,332	$234,227	$85,426	$107,891	$189,506	$232,256	$21,291	$2,136	$1,136,065

Construction and land development
Pass	$261,040	$175,022	$25,077	$1,046	$1,569	$5,147	$2,101	$947	$471,949
Pass-Watch	2,374	279	82	—	17	14	—	—	2,766
Special Mention	—	325	—	—	—	—	—	369	694
Substandard	248	—	—	264	—	431	—	—	943
Total	$263,662	$175,626	$25,159	$1,310	$1,586	$5,592	$2,101	$1,316	$476,352

Multi-family
Pass	$101,721	$160,052	$62,458	$70,828	$83,005	$109,706	$3,543	$1,396	$592,709
Pass-Watch	10,690	—	708	1,052	29,138	1,303	195	—	43,086
Special Mention	11,867	—	—	—	—	—	—	—	11,867
Substandard	—	8	—	1,042	—	257	—	—	1,307
Total	$124,278	$160,060	$63,166	$72,922	$112,143	$111,266	$3,738	$1,396	$648,969

One-to-four family residential
Pass	$87,978	$80,514	$39,161	$53,238	$74,990	$128,670	$85,209	$4,763	$554,523
Pass-Watch	2,482	427	208	1,463	3,155	4,276	660	329	13,000
Special Mention	—	—	—	309	875	—	94	—	1,278
Substandard	1,262	1,718	1,066	2,308	741	6,789	239	342	14,465
Total	$91,722	$82,659	$40,435	$57,318	$79,761	$139,735	$86,202	$5,434	$583,266

Agricultural and farmland
Pass	$55,560	$86,370	$49,457	$37,363	$27,719	$76,905	$160,052	$921	$494,347
Pass-Watch	3,739	7,296	2,054	5,577	3,029	26,125	19,011	225	67,056
Special Mention	1,404	1,060	99	320	763	1,401	6,266	66	11,379
Substandard	1,980	3,112	1,025	3,032	2,049	5,096	6,409	—	22,703
Total	$62,683	$97,838	$52,635	$46,292	$33,560	$109,527	$191,738	$1,212	$595,485

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term	Total
	2026	2025	2024	2023	2022	Prior
Municipal, consumer, and other
Pass	$99,646	$50,162	$23,554	$18,036	$14,391	$55,567	$42,030	$—	$303,386
Pass-Watch	—	52	64	—	4	25	3	—	148
Special Mention	—	2	—	—	—	2	—	—	4
Substandard	41	47	21	29	3	13,142	12	—	13,295
Total	$99,687	$50,263	$23,639	$18,065	$14,398	$68,736	$42,045	$—	$316,833

Total by risk rating
Pass	$961,544	$925,095	$402,814	$363,004	$494,925	$720,454	$540,217	$13,915	$4,421,968
Pass-Watch	44,973	18,015	6,587	12,759	43,899	47,734	46,860	869	221,696
Special Mention	13,271	2,934	294	629	1,751	2,896	8,663	435	30,873
Substandard	19,146	6,995	6,915	7,893	12,153	38,787	14,240	2,077	108,206
Total	$1,038,934	$953,039	$416,610	$384,285	$552,728	$809,871	$609,980	$17,296	$4,782,743

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
Modifications
There were no loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, there were no loans modified to borrowers experiencing financial difficulty within the last 12 months.
Pledged Loans
As of September 30, 2026 and December 31, 2025, the Company pledged loans totaling $2.84 billion and $1.96 billion, respectively, to the Federal Home Loan Bank of Chicago (“FHLB”) to secure available FHLB advance borrowing capacity.
NOTE 5 – LOAN SERVICING
Mortgage loans serviced for others, which are not included in the accompanying consolidated balance sheets, amounted to $1.60 billion and $1.42 billion as of September 30, 2026 and December 31, 2025, respectively. Activity in mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Beginning balance	$19,339	$17,768	$16,944	$18,827
Acquired	—	—	2,949	—
Capitalized servicing rights	222	163	628	442
Fair value adjustments attributable to payments and principal reductions	(613)	(558)	(1,784)	(1,579)
Fair value adjustments attributable to changes in valuation inputs and assumptions	1,851	(119)	2,062	(436)
Ending balance	$20,799	$17,254	$20,799	$17,254

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 – FORECLOSED ASSETS
Foreclosed assets activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Beginning balance	$766	$890	$1,126	$367
Transfers from loans	37	640	578	1,605
Proceeds from sales	(80)	(671)	(892)	(1,140)
Net gain on sales	8	183	60	224
Direct write-downs	(75)	(35)	(216)	(49)
Ending balance	$656	$1,007	$656	$1,007
Gains (losses) on foreclosed assets included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Direct write-downs	$(75)	$(35)	$(216)	$(49)
Net gain on sales	8	183	60	224
Gains (losses) on foreclosed assets	$(67)	$148	$(156)	$175
As of September 30, 2026 and December 31, 2025, the carrying value of foreclosed one-to-four family residential real estate properties held was $0.6 million and $0.9 million, respectively. As of September 30, 2026, there were eight one-to-four family residential real estate loans in the process of foreclosure totaling $1.2 million. As of December 31, 2025, there were three one-to-four family residential real estate loans in the process of foreclosure totaling $0.2 million.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 – DEPOSITS
The Company’s deposits are summarized below:

(dollars in thousands)	September 30, 2026	December 31, 2025

Noninterest-bearing deposits	$1,303,942	$1,049,043
Interest-bearing deposits:
Interest-bearing demand	1,323,535	1,144,416
Money market	1,071,278	839,097
Savings	829,297	564,220
Time	1,224,380	762,487
Total interest-bearing deposits	4,448,490	3,310,220
Total deposits	$5,752,432	$4,359,263
Reciprocal deposits included in interest-bearing demand deposits, money market deposits, and time deposits totaled $409.9 million and $289.9 million as of September 30, 2026 and December 31, 2025, respectively. There were no brokered deposits as of September 30, 2026 and December 31, 2025.
The aggregate amounts of time deposits in denominations of $250 thousand or more amounted to $384.5 million and $201.4 million as of September 30, 2026 and December 31, 2025, respectively. The aggregate amounts of time deposits in denominations of $100 thousand or more amounted to $766.0 million and $445.7 million as of September 30, 2026 and December 31, 2025, respectively.
The components of interest expense on deposits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Interest-bearing demand	$2,386	$1,676	$6,555	$4,698
Money market	5,296	4,638	14,316	13,498
Savings	1,212	399	3,125	1,143
Time	9,228	6,282	25,488	19,430
Total interest expense on deposits	$18,122	$12,995	$49,484	$38,769

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 - SUBORDINATED NOTES
On March 11, 2026, the Company issued $85.0 million of fixed-to-floating rate subordinated notes with a maturity date of March 15, 2036. The subordinated notes, which are unsecured obligations of the Company, bear a fixed interest rate of 5.75% from and including March 11, 2026 to, but excluding March 15, 2031, or earlier redemption date. From and including March 15, 2031 to, but excluding the maturity date or earlier redemption date, the subordinated notes bear interest at a floating rate equal to the then-current three-month SOFR plus 2.33%. Interest is payable semi-annually during the fixed rate period and quarterly during the subsequent floating rate period. The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after March 15, 2031. The subordinated notes may be redeemed at a price equal to 100% of the principal amount redeemed, plus any accrued but unpaid interest to, but excluding, the redemption date. As of September 30, 2026, 100% of the subordinated notes qualified as Tier 2 capital.
The face value and carrying value of the subordinated notes are summarized below:

(dollars in thousands)	September 30, 2026	December 31, 2025

Subordinated notes, at face value	$85,000	$—
Unamortized issuance costs	(949)	—
Subordinated notes, at carrying value	$84,051	$—

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
The following is a summary of the interest rate swap agreement designated as a cash flow hedge:

(dollars in thousands)	September 30, 2026	December 31, 2025

Notional amount	$85,000	$—
Fair value recorded in other liabilities	(4,189)	—
Receive-fixed interest rate	3.51%	—%
Pay-variable 1-month term SOFR interest rate	3.86	—
Time to maturity (in years)	4.6	—
The effect of interest rate swap agreements designated as cash flow hedges on the consolidated statements of income was as follows:

Location of gross gain (loss) reclassified from accumulated other comprehensive income (loss) to income	Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)		Amounts of gross gain (loss) reclassified from accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Designated as cash flow hedges:
Taxable loan interest income	$(41)	$—	$(65)	$—
Junior subordinated debentures interest expense	—	—	—	38

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
The interest rate swap agreements not designated as hedging instruments were as follows:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Fair value recorded in other assets:
Interest rate swaps with a commercial borrower counterparty	$—	$—	$6,344	$75
Interest rate swaps with a financial institution counterparty	68,652	3,946	73,011	2,915
Total fair value recorded in other assets	$68,652	$3,946	$79,355	$2,990

Fair value recorded in other liabilities:
Interest rate swaps with a commercial borrower counterparty	$68,652	$(3,946)	$73,011	$(2,915)
Interest rate swaps with a financial institution counterparty	—	—	6,344	(75)
Total fair value recorded in other liabilities	$68,652	$(3,946)	$79,355	$(2,990)
As of September 30, 2026, the interest rate swap agreements not designated as hedging instruments had contractual maturities between 2027 and 2040.
The effect of interest rate contracts not designated as hedging instruments recognized in other noninterest income on the consolidated statements of income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Not designated as hedging instruments:
Gross gains	$1,691	$867	$2,898	$3,852
Gross losses	(1,691)	(867)	(2,898)	(3,852)
Net gains (losses)	$—	$—	$—	$—

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

(dollars in thousands)	September 30, 2026	December 31, 2025

Risk participation agreements sold
Number of risk participation agreements	1	1
Notional amount	$5,229	$5,268
Fair value recorded in other liabilities	(10)	(10)
NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the activity and accumulated balances for components of other comprehensive income (loss):

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Three Months Ended September 30, 2026
Balance, June 30, 2026	$(23,616)	$(5,057)	$(854)	$(29,527)
Other comprehensive loss before reclassifications	(44,171)	—	(2,962)	(47,133)
Reclassifications	184	571	(41)	714
Other comprehensive income (loss), before tax	(43,987)	571	(3,003)	(46,419)
Income tax expense (benefit)	(12,316)	160	(841)	(12,997)
Other comprehensive income (loss), after tax	(31,671)	411	(2,162)	(33,422)
Balance, September 30, 2026	$(55,287)	$(4,646)	$(3,016)	$(62,949)

Three Months Ended September 30, 2025
Balance, June 30, 2025	$(26,336)	$(6,403)	$—	$(32,739)
Other comprehensive income before reclassifications	7,239	—	—	7,239
Reclassifications	49	518	—	567
Other comprehensive income, before tax	7,288	518	—	7,806
Income tax expense	2,042	144	—	2,186
Other comprehensive income, after tax	5,246	374	—	5,620
Balance, September 30, 2025	$(21,090)	$(6,029)	$—	$(27,119)

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unrealized Gains (Losses) on Debt Securities
(dollars in thousands)	Available-for-Sale	Held-to-Maturity	Derivatives	Total

Nine Months Ended September 30, 2026
Balance, December 31, 2025	$(17,320)	$(5,698)	$—	$(23,018)
Other comprehensive loss before reclassifications	(52,916)	—	(4,124)	(57,040)
Reclassifications	184	1,461	(65)	1,580
Other comprehensive income (loss), before tax	(52,732)	1,461	(4,189)	(55,460)
Income tax expense (benefit)	(14,765)	409	(1,173)	(15,529)
Other comprehensive income (loss), after tax	(37,967)	1,052	(3,016)	(39,931)
Balance, September 30, 2026	$(55,287)	$(4,646)	$(3,016)	$(62,949)

Nine Months Ended September 30, 2025
Balance, December 31, 2024	$(39,408)	$(7,119)	$(238)	$(46,765)
Other comprehensive income before reclassifications	25,393	—	—	25,393
Reclassifications	49	1,514	(38)	1,525
Other comprehensive income (loss), before tax	25,442	1,514	(38)	26,918
Income tax expense (benefit)	7,124	424	(276)	7,272
Other comprehensive income, after tax	18,318	1,090	238	19,646
Balance, September 30, 2025	$(21,090)	$(6,029)	$—	$(27,119)
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Numerator:
Net income	$31,392	$19,765	$70,436	$58,070

Denominator:
Weighted average common shares outstanding	36,365,612	31,481,135	35,318,125	31,525,247
Dilutive effect of outstanding restricted stock units	123,811	106,800	112,293	103,682
Weighted average common shares outstanding, including all dilutive potential shares	36,489,423	31,587,935	35,430,418	31,628,929

Earnings per share - basic	$0.86	$0.63	$1.99	$1.84
Earnings per share - diluted	$0.86	$0.63	$1.99	$1.84

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
The following is a summary of stock-based compensation expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Restricted stock units	$340	$310	$993	$888
Performance restricted stock units	187	203	486	499
Total awards classified as equity	527	513	1,479	1,387
Stock appreciation rights	226	(2)	596	136
Total stock-based compensation expense	$753	$511	$2,075	$1,523

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
During the nine months ended September 30, 2026 and 2025, the total grant date fair value of the restricted stock units granted was $1.7 million and $1.1 million, respectively, based on the grant date closing prices. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2026 and 2025 was $1.4 million and $1.4 million, respectively.
The following is a summary of restricted stock unit activity:

	Three Months Ended September 30,
	2026		2025
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	102,977	$25.26	94,947	$22.20
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	102,977	$25.26	94,947	$22.20

	Nine Months Ended September 30,
	2026		2025
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	94,947	$22.20	108,603	$19.71
Granted	61,428	27.02	43,397	25.00
Vested	(52,225)	21.74	(56,922)	19.59
Forfeited	(1,173)	26.49	(131)	19.06
Ending balance	102,977	$25.26	94,947	$22.20
As of September 30, 2026, unrecognized compensation cost related to the non-vested restricted stock units was $1.4 million. This cost is expected to be recognized over the weighted average remaining service period of 1.8 years.

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
During the nine months ended September 30, 2026 and 2025, the total fair value of the performance restricted stock units granted was $0.5 million and $0.4 million, respectively, based on the grant date closing prices and an assessment of the probable outcome of the performance condition on the grant date. The total intrinsic value of performance restricted stock units that vested during the nine months ended September 30, 2026 and 2025 was $0.7 million and $1.1 million, respectively.
The following is a summary of performance restricted stock unit activity:

	Three Months Ended September 30,
	2026		2025
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	53,480	$23.40	53,625	$22.07
Granted	—	—	—	—
Adjustment for performance condition	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Ending balance	53,480	$23.40	53,625	$22.07

	Nine Months Ended September 30,
	2026		2025
	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value
Beginning balance	53,625	$22.07	70,333	$19.59
Granted	17,774	26.96	16,662	25.00
Adjustment for performance condition	8,517	22.72	11,864	18.66
Vested	(25,547)	22.72	(42,783)	18.66
Forfeited	(889)	26.96	(2,451)	16.27
Ending balance	53,480	$23.40	53,625	$22.07
As of September 30, 2026, unrecognized compensation cost related to non-vested performance restricted stock units was $0.5 million, based on the current assessment of the probable outcome of the performance conditions. This cost is expected to be recognized over the weighted average remaining service period of 1.4 years.

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

	Nine Months Ended September 30,
	2026		2025
	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value	Stock Appreciation Rights	Weighted Average Grant Date Assigned Value
Beginning balance	67,320	$16.32	73,440	$16.32
Granted	—	—	—	—
Exercised	—	—	(6,120)	16.32
Expired	—	—	—	—
Forfeited	—	—	—	—
Ending balance	67,320	$16.32	67,320	$16.32
As of September 30, 2026, all stock appreciation rights were exercisable and had a weighted average remaining term of 2.5 years. There was no unrecognized compensation cost for stock appreciation rights as of September 30, 2026.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2026 and December 31, 2025, the liability recorded for outstanding stock appreciation rights was $1.3 million and $0.7 million, respectively. The Company uses an option pricing model to value the stock appreciation rights, using the assumptions in the following table. Expected volatility is derived from the historical volatility of the Company’s stock price.

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.94%	3.61%
Expected volatility	29.00%	29.60%
Expected life (in years)	2.9	3.7
Expected dividend yield	2.83%	3.25%
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
As of September 30, 2026 and December 31, 2025, the Company and the Bank each met all capital adequacy requirements to which they were subject.

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual and required capital amounts and ratios of the Company (on a consolidated basis) and the Bank were as follows:

	September 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$898,051	16.48%	$436,069	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	756,563	13.88	327,052	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	705,224	12.94	245,289	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	756,563	11.33	267,003	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$869,803	15.97%	$435,723	8.00%	$544,653	10.00%
Tier 1 Capital (to Risk Weighted Assets)	812,366	14.92	326,792	6.00	435,723	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	812,366	14.92	245,094	4.50	354,025	6.50
Tier 1 Capital (to Average Assets)	812,366	12.18	266,830	4.00	333,537	5.00

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	$663,872	16.82%	$315,844	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	620,630	15.72	236,883	6.00	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	569,335	14.42	177,662	4.50	N/A	N/A
Tier 1 Capital (to Average Assets)	620,630	12.26	202,443	4.00	N/A	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	$651,379	16.52%	$315,520	8.00%	$394,400	10.00%
Tier 1 Capital (to Risk Weighted Assets)	608,137	15.42	236,640	6.00	315,520	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	608,137	15.42	177,480	4.50	256,360	6.50
Tier 1 Capital (to Average Assets)	608,137	12.02	202,314	4.00	252,893	5.00

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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 by level within the fair value hierarchy:

	September 30, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$75,065	$—	$75,065
U.S. government agency	—	144,313	—	144,313
Municipal	—	193,525	—	193,525
Mortgage-backed:
Agency residential	—	465,244	—	465,244
Agency commercial	—	134,591	—	134,591
Corporate	—	52,813	—	52,813
Equity securities with readily determinable fair values	3,475	—	—	3,475
Mortgage servicing rights	—	—	20,799	20,799
Derivative financial assets	—	3,946	—	3,946
Derivative financial liabilities	—	8,145	—	8,145

	December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Debt securities available-for-sale:
U.S. Treasury	$—	$85,544	$—	$85,544
U.S. government agency	—	41,422	—	41,422
Municipal	—	140,270	—	140,270
Mortgage-backed:
Agency residential	—	360,795	—	360,795
Agency commercial	—	119,937	—	119,937
Corporate	—	65,133	—	65,133
Equity securities with readily determinable fair values	3,322	—	—	3,322
Mortgage servicing rights	—	—	16,944	16,944
Derivative financial assets	—	2,990	—	2,990
Derivative financial liabilities	—	3,000	—	3,000

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about the unobservable inputs used in the fair value measurement of the mortgage servicing rights (dollars in thousands):

September 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$20,799	Discounted cash flows	Constant pre-payment rates (CPR)	4.6% to 95.2% (7.5%)
			Discount rate	9.0% to 13.4% (9.9%)

December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$16,944	Discounted cash flows	Constant pre-payment rates (CPR)	4.9% to 94.3% (8.1%)
			Discount rate	9.0% to 11.0% (9.6%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize assets measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 by level within the fair value hierarchy:

	September 30, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$2,980	$—	$2,980
Collateral-dependent loans	—	—	25,515	25,515
Bank premises held for sale	—	—	276	276
Foreclosed assets	—	—	656	656

	December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Loans held for sale	$—	$1,263	$—	$1,263
Collateral-dependent loans	—	—	23,196	23,196
Foreclosed assets	—	—	1,126	1,126
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

September 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$25,515	Appraisal of collateral	Appraisal adjustments	Not meaningful
Bank premises held for sale	276	Appraisal	Appraisal adjustments	7% (7%)
Foreclosed assets	656	Appraisal	Appraisal adjustments	7% (7%)

December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans	$23,196	Appraisal of collateral	Appraisal adjustments	Not meaningful
Foreclosed assets	1,126	Appraisal	Appraisal adjustments	7% (7%)
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides summary information on the carrying amounts and estimated fair values of the Company’s other financial instruments:

(dollars in thousands)	Fair Value Hierarchy Level	September 30, 2026		December 31, 2025
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$126,260	$126,260	$122,269	$122,269
Debt securities held-to-maturity	Level 2	417,491	373,903	458,746	426,799
Restricted stock	Level 3	6,000	6,000	4,979	4,979
Loans, net	Level 3	4,722,268	4,652,754	3,414,519	3,379,845
Investments in unconsolidated subsidiaries	Level 3	1,614	1,614	1,614	1,614
Accrued interest receivable	Level 2	39,427	39,427	23,779	23,779

Financial liabilities:
Time deposits	Level 3	1,224,380	1,215,424	762,487	759,589
FHLB advances	Level 3	12,210	11,402	12,301	11,465
Subordinated notes	Level 3	84,051	85,334	—	—
Junior subordinated debentures	Level 3	52,953	51,903	52,909	51,696
Accrued interest payable	Level 2	6,884	6,884	3,813	3,813
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

HBT FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Such commitments and conditional obligations were as follows:

	Contractual Amount
(dollars in thousands)	September 30, 2026	December 31, 2025

Commitments to extend credit	$1,093,515	$855,014
Standby letters of credit	34,053	29,727
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
Allowance for Credit Losses on Unfunded Lending-related Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $6.6 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively. The following table sets forth the provision for credit losses on unfunded lending-related commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Provision for credit losses on unfunded lending-related commitments	$32	$221	$977	$232
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
The following is management’s discussion and analysis of the financial condition as of September 30, 2026 (unaudited), as compared with December 31, 2025, and the results of operations for the three and nine months ended September 30, 2026 and 2025 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. Results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of results to be attained for the year ended December 31, 2026, or for any other period.
OVERVIEW
HBT Financial, Inc., headquartered in Bloomington, Illinois, is the holding company for Heartland Bank and Trust Company, and has banking roots that can be traced back to 1920. We provide a comprehensive suite of financial products and services to consumers, businesses, and municipal entities throughout Illinois, eastern Iowa, and suburban St. Louis. As of September 30, 2026, the Company had total assets of $6.7 billion, loans held for investment of $4.8 billion, and total deposits of $5.8 billion.
Market Area
As of September 30, 2026, our branch network included 83 full-service branch locations throughout Illinois, eastern Iowa, and suburban St. Louis. We hold a leading deposit share in many of our central Illinois markets, which we define as a top three deposit share rank, providing the foundation for our strong deposit base. The stability provided by this low-cost funding is a key driver of our strong track record of financial performance. Below is a summary of our loan and deposit balances by geographic region:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Loans	Deposits	Loans	Deposits

Central Illinois	$1,838,559	$3,781,326	$1,428,580	$2,898,046
Chicago MSA	2,184,378	1,682,500	1,522,963	1,244,319
Suburban St. Louis	386,997	173,513	140,863	107,088
Iowa	372,809	115,093	363,803	109,810
Total	$4,782,743	$5,752,432	$3,456,209	$4,359,263

Pending Tri-County Acquisition
On August 10, 2026, HBT Financial and Tri-County, the holding company for FSB in Mendota, Illinois, jointly announced the signing of a merger agreement pursuant to which HBT Financial will acquire Tri-County and FSB. As of September 30, 2026, Tri-County had total assets of $1.6 billion, total loans of $1.3 billion, total deposits of $1.3 billion, and 19 branch locations throughout central and northern Illinois. The acquisition will strengthen HBT Financial's presence in the central Illinois and Chicago MSA markets. The acquisition is expected to close early in the first quarter of 2027, subject to regulatory approvals and other customary closing conditions.
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

RESULTS OF OPERATIONS
Overview of Recent Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025

Total interest and dividend income	$90,662	$64,336	$251,084	$191,393
Total interest expense	20,341	14,350	55,320	43,041
Net interest income	70,321	49,986	195,764	148,352
Provision for credit losses	(561)	596	(41)	1,698
Net interest income after provision for credit losses	70,882	49,390	195,805	146,654
Total noninterest income	14,237	9,849	37,022	28,295
Total noninterest expense	42,663	32,508	137,546	96,357
Income before income tax expense	42,456	26,731	95,281	78,592
Income tax expense	11,064	6,966	24,845	20,522
Net income	$31,392	$19,765	$70,436	$58,070

Adjusted net income (1)	$31,411	$20,452	$82,556	$59,508

Pre-provision net revenue (1)	$41,895	$27,327	$95,240	$80,290
Pre-provision net revenue less net charge-offs (recoveries) (1)	42,399	27,193	95,086	78,680
Adjusted pre-provision net revenue (1)	41,685	28,288	111,666	82,301
Adjusted pre-provision net revenue less net charge-offs (recoveries) (1)	42,189	28,154	111,512	80,691

Share and Per Share Information
Earnings per share - diluted	$0.86	$0.63	$1.99	$1.84
Adjusted earnings per share - diluted (1)	0.86	0.65	2.33	1.88

Weighted average shares of common stock outstanding	36,365,612	31,481,135	35,318,125	31,525,247

Summary Ratios
Net interest margin *	4.35%	4.13%	4.30%	4.13%
Net interest margin (tax-equivalent basis) * (1) (2)	4.40	4.18	4.35	4.18
Yield on loans *	6.43	6.35	6.37	6.37
Yield on interest-earning assets *	5.60	5.32	5.51	5.33
Cost of total deposits *	1.25	1.19	1.21	1.20
Cost of funds *	1.36	1.29	1.32	1.30

Efficiency ratio	48.73%	53.17%	57.46%	53.37%
Efficiency ratio (tax-equivalent basis) (1) (2)	48.24	52.68	56.88	52.88
Adjusted efficiency ratio (tax-equivalent basis) (1) (2)	47.74	51.55	49.73	52.18

Return on average assets *	1.85%	1.56%	1.47%	1.54%
Return on average stockholders' equity *	16.17	13.31	12.84	13.57
Return on average tangible common equity * (1)	19.27	15.28	15.23	15.66

Adjusted return on average assets * (1)	1.85%	1.61%	1.73%	1.58%
Adjusted return on average stockholders' equity * (1)	16.18	13.77	15.05	13.90
Adjusted return on average tangible common equity * (1)	19.29	15.81	17.85	16.05
_________________________________________________
*    Annualized measure.
(1)See "Non-GAAP Financial Information" for reconciliation of non-GAAP measures to their most closely comparable GAAP measures.
(2)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026, net income was $31.4 million, increasing by $11.6 million, or 58.8%, when compared to net income for the three months ended September 30, 2025. Notable changes include the following:
•A $20.3 million increase in net interest income, primarily attributable to higher average interest-earning asset balances following the CNB merger and improved yields on debt securities and loans, which were partially offset by an increase in funding costs;
•Acquisition-related expenses of $1.0 million recognized during the third quarter of 2026 were absent during the third quarter of 2025;
•Excluding acquisition-related expenses, noninterest expense increased by $9.2 million, primarily due to the addition of CNB operations, including a $5.8 million increase in salaries and employee benefits;
•A $4.4 million increase in noninterest income, with a $1.5 million positive mortgage servicing rights fair value adjustment included in the third quarter 2026 results compared to a $0.5 million negative mortgage servicing rights fair value adjustment included in the third quarter 2025 results, as well as increases in wealth management fees, service charges on deposit accounts, and card income as a result of a larger customer base following the CNB merger; and
•A $4.1 million increase in income tax expense, primarily due to an increase in pre-tax income as a result of the items noted above.
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, net income was $70.4 million, increasing by $12.4 million, or 21.3%, when compared to net income for the nine months ended September 30, 2025. Notable changes include the following:
•A $47.4 million increase in net interest income, primarily attributable to higher average interest-earning asset balances following the CNB merger and improved yields on debt securities;
•Acquisition-related expenses of $16.9 million recognized during the nine months ended September 30, 2026 were absent during the nine months ended September 30, 2025;
•Excluding acquisition-related expenses, noninterest expense increased by $24.3 million, primarily reflecting higher base costs following the CNB merger, including a $14.6 million increase in salaries and benefits expense;
•An $8.7 million increase in noninterest income, with a $0.9 million positive mortgage servicing rights fair value adjustment included in the 2026 results compared to a $1.6 million negative mortgage servicing rights fair value adjustment included in the 2025 results, as well as increases in wealth management fees, service charges on deposit accounts, and card income as a result of a larger customer base following the CNB merger; and
•A $4.3 million increase in income tax expense, primarily due to an increase in pre-tax income as a result of the items noted above.
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

	Three Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$4,771,700	$77,395	6.43%	$3,379,637	$54,063	6.35%
Debt securities	1,522,439	12,404	3.23	1,265,683	8,779	2.75
Deposits with banks	106,879	735	2.73	142,659	1,350	3.75
Other	17,807	128	2.88	12,540	144	4.51
Total interest-earning assets	6,418,825	$90,662	5.60%	4,800,519	$64,336	5.32%
Allowance for credit losses	(60,865)			(41,711)
Noninterest-earning assets	381,651			268,353
Total assets	$6,739,611			$5,027,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,358,462	$2,386	0.70%	$1,113,391	$1,676	0.60%
Money market	1,018,285	5,296	2.06	833,812	4,638	2.21
Savings	841,588	1,212	0.57	568,001	399	0.28
Time	1,222,696	9,228	2.99	771,360	6,282	3.23
Total interest-bearing deposits	4,441,031	18,122	1.62	3,286,564	12,995	1.57
Securities sold under agreements to repurchase	—	—	—	6	—	—
Borrowings	19,701	126	2.53	7,256	31	1.68
Subordinated notes	84,038	1,233	5.82	32,714	387	4.69
Junior subordinated debentures issued to capital trusts	52,946	860	6.45	52,887	937	7.04
Total interest-bearing liabilities	4,597,716	$20,341	1.76%	3,379,427	$14,350	1.68%
Noninterest-bearing deposits	1,314,588			1,028,608
Noninterest-bearing liabilities	57,071			30,050
Total liabilities	5,969,375			4,438,085
Stockholders' Equity	770,236			589,076
Total liabilities and stockholders’ equity	$6,739,611			$5,027,161

Net interest income/Net interest margin (1)		$70,321	4.35%		$49,986	4.13%
Tax-equivalent adjustment (2)		869	0.05		552	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$71,190	4.40%		$50,538	4.18%
Net interest rate spread (4)			3.84%			3.64%
Net interest-earning assets (5)	$1,821,109			$1,421,092
Ratio of interest-earning assets to interest-bearing liabilities	1.40			1.42
Cost of total deposits			1.25%			1.19%
Cost of funds			1.36			1.29
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance	Interest	Yield/Cost *	Average Balance	Interest	Yield/Cost *

ASSETS
Loans	$4,467,683	$212,800	6.37%	$3,419,077	$162,971	6.37%
Debt securities	1,472,552	34,774	3.16	1,229,388	24,075	2.62
Deposits with banks	136,230	3,035	2.98	141,216	3,959	3.75
Other	16,562	475	3.84	12,579	388	4.12
Total interest-earning assets	6,093,027	$251,084	5.51%	4,802,260	$191,393	5.33%
Allowance for credit losses	(56,651)			(41,962)
Noninterest-earning assets	362,291			271,193
Total assets	$6,398,667			$5,031,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing deposits:
Interest-bearing demand	$1,314,320	$6,555	0.67%	$1,119,902	$4,698	0.56%
Money market	956,682	14,316	2.00	818,453	13,498	2.20
Savings	793,296	3,125	0.53	568,891	1,143	0.27
Time	1,137,688	25,488	3.00	778,618	19,430	3.34
Total interest-bearing deposits	4,201,986	49,484	1.57	3,285,864	38,769	1.58
Securities sold under agreements to repurchase	1,787	30	2.27	3,361	22	0.89
Borrowings	24,403	505	2.77	9,103	170	2.49
Subordinated notes	62,846	2,756	5.86	37,261	1,326	4.76
Junior subordinated debentures issued to capital trusts	52,931	2,545	6.43	52,871	2,754	6.97
Total interest-bearing liabilities	4,343,953	$55,320	1.70%	3,388,460	$43,041	1.70%
Noninterest-bearing deposits	1,267,702			1,039,564
Noninterest-bearing liabilities	53,632			31,242
Total liabilities	5,665,287			4,459,266
Stockholders' Equity	733,380			572,225
Total liabilities and stockholders’ equity	$6,398,667			$5,031,491

Net interest income/Net interest margin (1)		$195,764	4.30%		$148,352	4.13%
Tax-equivalent adjustment (2)		2,369	0.05		1,645	0.05
Net interest income (tax-equivalent basis)/ Net interest margin (tax-equivalent basis) (2) (3)		$198,133	4.35%		$149,997	4.18%
Net interest rate spread (4)			3.81%			3.63%
Net interest-earning assets (5)	$1,749,074			$1,413,800
Ratio of interest-earning assets to interest-bearing liabilities	1.40			1.42
Cost of total deposits			1.21%			1.20%
Cost of funds			1.32			1.30
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
(5)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table sets forth the components of loan interest income and their contributions to the total loan yield.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands)	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *	Interest	Yield Contribution *

Contractual interest	$73,806	6.14%	$51,576	6.06%	$202,587	6.06%	$154,538	6.04%
Loan fees	1,873	0.15	1,491	0.18	4,990	0.15	4,445	0.17
Accretion of acquired loan discounts	1,315	0.11	892	0.10	4,375	0.13	3,000	0.12
Nonaccrual interest recoveries	442	0.04	104	0.01	913	0.03	988	0.04
Net effect of cash flow hedge	(41)	(0.01)	—	—	$(65)	—%	$—	—%
Total loan interest income	$77,395	6.43%	$54,063	6.35%	$212,800	6.37%	$162,971	6.37%
_________________________________________________
*    Annualized measure.

The following table sets forth the components of net interest income and their contributions to the net interest margin.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands)	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *	Interest	Net Interest Margin Contribution *

Interest income:
Contractual interest on loans	$73,806	4.56%	$51,576	4.26%	$202,587	4.44%	$154,538	4.30%
Loan fees	1,873	0.11	1,491	0.12	4,990	0.11	4,445	0.13
Accretion of acquired loan discounts	1,315	0.08	892	0.07	4,375	0.10	3,000	0.08
Nonaccrual interest recoveries	442	0.03	104	0.01	913	0.02	988	0.03
Net effect of cash flow hedge	(41)	—	—	—	(65)	—	—	—
Debt securities	12,404	0.77	8,779	0.73	34,774	0.76	24,075	0.67
Interest-bearing deposits in bank	735	0.04	1,350	0.12	3,035	0.07	3,959	0.11
Other	128	0.01	144	0.01	475	0.01	388	0.01
Total interest income	90,662	5.60	64,336	5.32	251,084	5.51	191,393	5.33

Interest expense:
Deposits	18,122	1.12	12,995	1.08	49,484	1.08	38,769	1.08
Other interest-bearing liabilities	2,219	0.13	1,355	0.11	5,836	0.13	4,272	0.12
Total interest expense	20,341	1.25	14,350	1.19	55,320	1.21	43,041	1.20
Net interest income	70,321	4.35	49,986	4.13	195,764	4.30	148,352	4.13
Tax-equivalent adjustment (1)	869	0.05	552	0.05	2,369	0.05	1,645	0.05
Net interest income (tax-equivalent) (1) (2)	$71,190	4.40%	$50,538	4.18%	$198,133	4.35%	$149,997	4.18%
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

	Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(dollars in thousands)	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$22,571	$761	$23,332	$49,947	$(118)	$49,829
Debt securities	1,947	1,678	3,625	5,242	5,457	10,699
Deposits with banks	(294)	(321)	(615)	(136)	(788)	(924)
Other	46	(62)	(16)	116	(29)	87
Total interest-earning assets	24,270	2,056	26,326	55,169	4,522	59,691

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	405	305	710	889	968	1,857
Money market	973	(315)	658	2,142	(1,324)	818
Savings	256	557	813	577	1,405	1,982
Time	3,437	(491)	2,946	8,211	(2,153)	6,058
Total interest-bearing deposits	5,071	56	5,127	11,819	(1,104)	10,715
Securities sold under agreements to repurchase	—	—	—	(14)	22	8
Borrowings	73	22	95	315	20	335
Subordinated notes	733	113	846	1,068	362	1,430
Junior subordinated debentures issued to capital trusts	1	(78)	(77)	3	(212)	(209)
Total interest-bearing liabilities	5,878	113	5,991	13,191	(912)	12,279
Change in net interest income	$18,392	$1,943	$20,335	$41,978	$5,434	$47,412
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
Net interest income for the three months ended September 30, 2026 was $70.3 million, increasing $20.3 million, or 40.7%, when compared to the three months ended September 30, 2025. The increase is primarily attributable to higher average interest-earning asset balances following the CNB merger and improved yields on debt securities and loans. Additionally, increases in acquired loan discount accretion, loan fees, and nonaccrual interest recoveries further contributed to the improvement.
Net interest margin increased to 4.35% for the three months ended September 30, 2026, compared to 4.13% for the three months ended September 30, 2025. The increase was primarily attributable to improved yields on debt securities and loans as well as a more favorable interest-earning asset mix, which were partially offset by higher funding costs. Additionally, net interest margin benefited from a 1 basis point increase in the contribution from acquired loan discount accretion and a 2 basis point increase in the contribution from nonaccrual interest recoveries, which were partially offset by a 1 basis point decrease in the contribution from loan fees.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Net interest income for the nine months ended September 30, 2026 was $195.8 million, increasing $47.4 million, or 32.0%, when compared to the nine months ended September 30, 2025. The increase is primarily attributable to higher average interest-earning asset balances following the CNB merger and improved yields on debt securities. Additionally, a $1.4 million increase in acquired loan discount accretion and a $0.5 million increase in loan fees further contributed to the improvement.
Net interest margin increased to 4.30% for the nine months ended September 30, 2026, compared to 4.13% for the nine months ended September 30, 2025. The increase was primarily attributable to improved yields on debt securities and a more favorable interest-earning asset mix. Additionally, a 2 basis point increase in the contribution of acquired loan discount accretion was offset by a 2 basis point decrease in the contribution of loan fees.
The quarterly net interest margins were as follows:

	2026	2025
Three months ended:
March 31	4.20%	4.12%
June 30	4.32	4.14
September 30	4.35	4.13
December 31	—	4.12
From September 2025 to December 2025, the Federal Open Market Committee ("FOMC") lowered the target range for the federal funds rate with three 25 basis point reductions, setting a target range of 3.50% to 3.75% by the end of 2025. These reductions contributed to a decrease in funding costs and yields on variable rate loans while maturing fixed rate loans and securities continued to reprice at higher rates, resulting in a fairly stable net interest margin throughout 2025. Our net interest margin increased during the nine months ended September 30, 2026 driven primarily by higher asset yields and the sale of the vast majority of the CNB securities portfolio, with the proceeds used to reduce higher cost sources of funding and purchase higher yield debt securities.
In September 2026, the FOMC raised the target range for the federal funds rate by 25 basis points to 3.75% to 4.00%. Increases in market interest rates may lead to increased competition for deposits and could increase our funding costs. Alternatively, decreases in market interest rates, and potential future decreases, may put downward pressure on our net interest margin, as the negative impact on floating rate loans may not be fully offset by the positive impacts of maturing fixed rate loans and securities repricing at higher rates or potential decreases in deposit costs. Generally, we expect increases in market interest rates will increase our net interest income and net interest margin in future periods, while decreases in market interest rates may decrease our net interest income and net interest margin in future periods; however, this depends upon the timing and extent of both short-term and long-term interest rate fluctuations and may not always be the case.

Provision for Credit Losses
The following table sets forth the components of provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

PROVISION FOR CREDIT LOSSES
Loans	$(593)	$375	$(1,018)	$1,466
Unfunded lending-related commitments	32	221	977	232
Total provision for credit losses	$(561)	$596	$(41)	$1,698
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The Company recorded a negative provision for credit losses of $0.6 million during the three months ended September 30, 2026, compared to a $0.6 million provision during the three months ended September 30, 2025. The negative provision for credit losses during the third quarter of 2026 primarily reflects a $1.9 million decrease in required reserves driven by changes within the portfolio, which included net recoveries of $0.5 million; a $0.6 million decrease in required reserves driven by changes in the economic forecast; a $0.1 million decrease in specific reserves; and a $2.0 million increase in required reserves resulting from changes in qualitative factors.
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The Company recorded a negative provision for credit losses of $41 thousand for the nine months ended September 30, 2026, compared to a $1.7 million provision during the nine months ended September 30, 2025. The 2026 negative provision for credit losses primarily reflects a $2.8 million decrease in required reserves driven by changes within the portfolio; a $1.7 million decrease in specific reserves; a $1.5 million decrease in required reserves resulting from changes in economic forecasts; and a $6.0 million increase in required reserves resulting from changes in qualitative factors.
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

Noninterest Income
The following table sets forth the major categories of noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Card income	$3,247	$2,732	$515	18.9%	$9,426	$8,077	$1,349	16.7%
Wealth management fees	3,943	3,122	821	26.3	11,624	8,789	2,835	32.3
Service charges on deposit accounts	2,680	2,093	587	28.0	7,329	5,952	1,377	23.1
Mortgage servicing	1,111	1,019	92	9.0	3,237	3,051	186	6.1
Mortgage servicing rights fair value adjustment	1,460	(514)	1,974	NM	906	(1,573)	2,479	NM
Gains on sale of mortgage loans	550	390	160	41.0	1,293	1,101	192	17.4
Realized gains (losses) on sales of securities	(184)	(49)	(135)	NM	(184)	(49)	(135)	NM
Unrealized gains (losses) on equity securities	(71)	(67)	(4)	NM	8	(36)	44	NM
Gains (losses) on foreclosed assets	(67)	148	(215)	NM	(156)	175	(331)	NM
Gains (losses) on other assets	(62)	(14)	(48)	NM	(274)	(88)	(186)	NM
Income on bank owned life insurance	229	169	60	35.5	623	500	123	24.6
Other noninterest income	1,401	820	581	70.9	3,190	2,396	794	33.1
Total	$14,237	$9,849	$4,388	44.6%	$37,022	$28,295	$8,727	30.8%
_________________________________________________
NM    Not meaningful.
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
Total noninterest income for the three months ended September 30, 2026, was $14.2 million, an increase of $4.4 million, or 44.6%, from the three months ended September 30, 2025. Notable changes in noninterest income include the following:
•A $1.5 million positive mortgage servicing rights fair value adjustment included in the third quarter of 2026 results, primarily due to changes in future interest rate assumptions utilized in the valuations, compared to a $0.5 million negative mortgage servicing rights fair value adjustment included in the third quarter of 2025 results;
•A $0.8 million increase in wealth management fees, primarily driven by an increase in assets under management following the CNB merger and higher values of assets under management;
•A $0.6 million increase in service charges on deposit accounts, primarily attributable to the increase in deposit base following the CNB merger;
•A $0.5 million increase in card income, primarily attributable to debit card activity on deposit accounts acquired through the CNB merger; and
•A $0.6 million increase in other noninterest income, primarily attributable to a $0.4 million nonrecurring refund of stock repurchase excise tax as a result of a change in tax regulation.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Total noninterest income for the nine months ended September 30, 2026, was $37.0 million, an increase of $8.7 million, or 30.8%, from the nine months ended September 30, 2025. Notable changes in noninterest income include the following:
•A $2.8 million increase in wealth management fees, primarily driven by an increase in assets under management following the CNB merger and higher values of assets under management;
•A $0.9 million positive MSR fair value adjustment included in the 2026 results, primarily due to changes in future interest rate assumptions utilized in the valuations, compared to a $1.6 million negative MSR fair value adjustment included in the 2025 results;
•A $1.4 million increase in service charges on deposit accounts, primarily attributable to the increase in deposit base following the CNB merger;
•A $1.3 million increase in card income, primarily attributable to debit card activity on deposit accounts acquired through the CNB merger, and
•A $0.8 million increase in other noninterest income, primarily attributable to a $0.4 million nonrecurring refund of stock repurchase excise tax as a result of a change in tax regulation and the addition of CNB's operations.

Noninterest Expense
The following table sets forth the major categories of noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Salaries	$20,988	$16,351	$4,637	28.4%	$66,030	$49,856	$16,174	32.4%
Employee benefits	4,493	3,314	1,179	35.6	12,598	10,179	2,419	23.8
Occupancy of bank premises	3,933	2,826	1,107	39.2	10,566	7,922	2,644	33.4
Furniture and equipment	861	737	124	16.8	2,400	1,757	643	36.6
Data processing	4,130	2,791	1,339	48.0	19,687	8,195	11,492	140.2
Marketing and customer relations	1,222	1,035	187	18.1	3,752	3,199	553	17.3
Amortization of intangible assets	1,455	694	761	109.7	3,797	2,083	1,714	82.3
Loss on extinguishment of debt	—	391	(391)	NM	—	391	(391)	NM
FDIC insurance	723	561	162	28.9	1,988	1,674	314	18.8
Loan collection and servicing	640	264	376	142.4	1,891	1,007	884	87.8
Foreclosed assets	43	62	(19)	(30.6)	143	134	9	6.7
Other noninterest expense	4,175	3,482	693	19.9	14,694	9,960	4,734	47.5
Total	$42,663	$32,508	$10,155	31.2%	$137,546	$96,357	$41,189	42.7%
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
Total noninterest expense for the three months ended September 30, 2026, was $42.7 million, an increase of $10.2 million, or 31.2%, from the three months ended September 30, 2025. Notable changes in noninterest expense include the following:
•Acquisition-related expenses of $1.0 million recognized during the third quarter of 2026 were absent during the third quarter of 2025; and
•Excluding acquisition-related expenses, the $9.2 million increase in noninterest expense was primarily attributable to the addition of CNB’s operations, including a $5.8 million increase in salaries and employee benefits, which were also driven higher by annual merit increases and higher medical benefits costs.
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Total noninterest expense for the nine months ended September 30, 2026, was $137.5 million, an increase of $41.2 million, or 42.7%, from the nine months ended September 30, 2025. Notable changes in noninterest expense include the following:
•Acquisition-related expenses of $16.9 million recognized during the nine months ended September 30, 2026 were absent from the nine months ended September 30, 2025; and
•Excluding acquisition-related expenses, the $24.3 million increase in noninterest expenses was primarily attributable to the addition of CNB’s operations, driven by a $14.6 million increase in salaries and employee benefits, as well as increases in occupancy, data processing, and marketing expenses.

Income Taxes
During the three months ended September 30, 2026 and 2025, we recorded income tax expense of $11.1 million, or an effective tax rate of 26.1%, and $7.0 million, or an effective tax rate of 26.1%, respectively. During the nine months ended September 30, 2026 and 2025, we recorded income tax expense of $24.8 million, or an effective tax rate of 26.1%, and $20.5 million, or an effective tax rate of 26.1%, respectively.

FINANCIAL CONDITION

(dollars in thousands, except per share data)	September 30, 2026	December 31, 2025	$ Change	% Change

Cash and cash equivalents	$126,260	$122,269	$3,991	3.3%
Debt securities available-for-sale, at fair value	1,065,551	813,101	252,450	31.0
Debt securities held-to-maturity	417,491	458,746	(41,255)	(9.0)
Loans held for sale	2,980	1,263	1,717	135.9

Loans, before allowance for credit losses	4,782,743	3,456,209	1,326,534	38.4
Less: allowance for credit losses	60,475	41,690	18,785	45.1
Loans, net of allowance for credit losses	4,722,268	3,414,519	1,307,749	38.3

Goodwill	81,949	59,820	22,129	37.0
Intangible assets	41,403	15,117	26,286	173.9
Other assets	261,425	186,555	74,870	40.1
Total assets	$6,719,327	$5,071,390	$1,647,937	32.5%

Total deposits	$5,752,432	$4,359,263	$1,393,169	32.0%
Borrowings	12,210	12,301	(91)	(0.7)
Subordinated notes	84,051	—	84,051	NM
Junior subordinated debentures	52,953	52,909	44	0.1
Other liabilities	63,590	31,419	32,171	102.4
Total liabilities	5,965,236	4,455,892	1,509,344	33.9
Total stockholders' equity	754,091	615,498	138,593	22.5
Total liabilities and stockholders' equity	$6,719,327	$5,071,390	$1,647,937	32.5%

Tangible assets (1)	$6,595,975	$4,996,453	$1,599,522	32.0%
Tangible common equity (1)	630,739	540,561	90,178	16.7

Core deposits (1)	$5,367,916	$4,157,898	$1,210,018	29.1%

Share and Per Share Information
Book value per share	$20.74	$19.58	$1.16	5.9%
Tangible book value per share (1)	17.34	17.20	0.14	0.8

Shares of common stock outstanding	36,365,612	31,431,924

Balance Sheet Ratios
Loan to deposit ratio	83.14%	79.28%
Core deposits to total deposits (1)	93.32	95.38
Stockholders' equity to total assets	11.22	12.14
Tangible common equity to tangible assets (1)	9.56	10.82
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
•Excluding the impact of the CNB merger, a $123.7 million decrease in total deposits was primarily attributable to the expected run-off of higher cost time deposit balances as well as a decrease in noninterest-bearing deposits;
•Wealth management customer reciprocal money market deposits increased $55.1 million, with $50.0 million held off-balance sheet at December 31, 2025 moved on-balance sheet during 2026; and
•A private placement of $85.0 million of 5.75% fixed-to-floating rate subordinated notes due in 2036 was completed in March 2026.
Loan Portfolio
The following table sets forth the composition of the loan portfolio, excluding loans held-for-sale, by type of loan.

	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent	Balance	Percent

Commercial and industrial	$509,973	10.7%	$399,760	11.6%
Commercial real estate - owner occupied	515,800	10.8	320,434	9.3
Commercial real estate - non-owner occupied	1,136,065	23.7	937,094	27.0
Construction and land development	476,352	10.0	280,254	8.1
Multi-family	648,969	13.6	544,941	15.8
One-to-four family residential	583,266	12.2	445,463	12.9
Agricultural and farmland	595,485	12.4	275,251	8.0
Municipal, consumer, and other	316,833	6.6	253,012	7.3
Loans, before allowance for credit losses	4,782,743	100.0%	3,456,209	100.0%
Allowance for credit losses	(60,475)		(41,690)
Loans, net of allowance for credit losses	$4,722,268		$3,414,519
Loans, before allowance for credit losses were $4.78 billion at September 30, 2026, an increase of $1.33 billion, or 38.4%, from December 31, 2025. Excluding the impact of the CNB merger, loans increased by $30.2 million with the following notable changes:
•An $8.0 million reduction on two commercial and industrial lines of credit that funded shortly before and paid off after December 31, 2025;
•Increase in the municipal, consumer, and other category was primarily attributable to a $39.0 million increase in loans to nondepository institutions;
•Several larger payoffs due to refinances across multiple loan categories; and
•Completed construction projects were transferred from construction and land development to other categories, primarily in the commercial real estate – non-owner occupied category.

Commercial Real Estate Portfolios
Commercial real estate – owner occupied loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The commercial real estate – owner occupied portfolio composition, segmented by the owner’s business classification, as of September 30, 2026 was as follows:

	September 30, 2026
(dollars in thousands)	Balance	Substandard Risk Rating

Accommodation and food services	$93,351	$2,275
Manufacturing	58,354	2,662
Real estate, rental, and leasing	55,671	5,337
Health care and social assistance	41,747	1,730
Auto repair and dealers	35,342	66
Retail trade	30,300	84
Grain elevators	24,458	—
Construction	22,865	677
Arts, entertainment, and recreation	21,186	1,359
Other services (except public administration)	20,557	—
Wholesale trade	17,977	553
Professional, scientific, and technical services	10,709	—
Administrative and support services	10,632	—
Education services	9,104	1,127
Agriculture, forestry, fishing, and hunting	5,939	—
Finance and insurance	2,693	—
Other	54,915	1,727
Total	$515,800	$17,597
Commercial real estate – non-owner occupied loans are primarily made based on projected cash flows from the rental or sale of the underlying collateral. The commercial real estate – non-owner occupied portfolio composition, segmented by the property type, as of September 30, 2026 was as follows:

	September 30, 2026
(dollars in thousands)	Balance	Substandard Risk Rating	Weighted Average LTV(1)

Retail	$228,964	$7,001	52%
Warehouse and manufacturing	213,400	171	59
Office	180,431	2,981	57
Hotel	161,173	4,970	56
Senior Living	135,080	4,010	57
Mixed use (commercial and residential)	82,652	150	61
Medical office	38,446	—	58
Gas station	24,219	—	58
Restaurant and bar	23,342	38	58
Auto repair and dealers	22,690	38	55
Other	25,668	—	58
Total	$1,136,065	$19,359	57%
_________________________________________________
(1)     Weighted average LTV is based on the most recent appraisals available, which are generally obtained at the time of origination.
Multi-family loans totaled $649.0 million as of September 30, 2026, and are primarily made based on projected cash flows from the rental of the underlying collateral. As of September 30, 2026, multi-family loans had a weighted average LTV of 60%, based on the most recent appraisals available, which are generally obtained at the time of origination.

Construction and land development loans totaled $476.4 million as of September 30, 2026. The majority of these loans consist of multi-family and one-to-four family residential construction projects either to be sold upon completion or held for long-term investment, but also include other property types that may be rented, sold, or owner occupied upon completion. Construction and land development loans are primarily based on projected cash flows from the rental or sale of the underlying collateral, or based on the identified cash flows of the borrower.
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
Loans to non-depository financial institutions are included within the municipal, consumer, and other category, and totaled $121.9 million as of September 30, 2026. Loans to non-depository financial institutions are typically collateralized by assignments of promissory notes financing commercial real estate - non-owner occupied properties.

Loan Portfolio Maturities
The following table summarizes the scheduled maturities of the loan portfolio as of September 30, 2026. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in one year or less.

(dollars in thousands)	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total

Commercial and industrial	$264,517	$177,166	$68,290	$—	$509,973
Commercial real estate - owner occupied	72,014	196,777	153,219	93,790	515,800
Commercial real estate - non-owner occupied	292,769	632,267	147,785	63,244	1,136,065
Construction and land development	238,575	206,901	24,962	5,914	476,352
Multi-family	131,165	399,073	75,512	43,219	648,969
One-to-four family residential	83,052	177,263	87,380	235,571	583,266
Agricultural and farmland	235,691	166,829	98,889	94,076	595,485
Municipal, consumer, and other	128,743	81,425	72,387	34,278	316,833
Total	$1,446,526	$2,037,701	$728,424	$570,092	$4,782,743
The following table summarizes loans maturing after one year, segregated into variable and fixed interest rates.

	Variable Interest Rates
(dollars in thousands)	Repricing 1 Year or Less	Repricing After 1 Year	Total Variable Interest Rates	Predetermined (Fixed) Interest Rates	Total

Commercial and industrial	$62,016	$27,769	$89,785	$155,671	$245,456
Commercial real estate - owner occupied	103,633	159,583	263,216	180,570	443,786
Commercial real estate - non-owner occupied	148,612	141,801	290,413	552,883	843,296
Construction and land development	114,131	17,734	131,865	105,912	237,777
Multi-family	73,833	62,526	136,359	381,445	517,804
One-to-four family residential	125,886	150,143	276,029	224,185	500,214
Agricultural and farmland	68,593	118,680	187,273	172,521	359,794
Municipal, consumer, and other	21,201	33,497	54,698	133,392	188,090
Total	$717,905	$711,733	$1,429,638	$1,906,579	$3,336,217

Nonperforming Assets
Our nonperforming loans and nonperforming assets were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025

NONPERFORMING ASSETS
Nonaccrual	$10,098	$7,556
Past due 90 days or more, still accruing	—	—
Total nonperforming loans	10,098	7,556
Foreclosed assets	656	1,126
Total nonperforming assets	$10,754	$8,682

Nonperforming loans that are wholly or partially guaranteed by the U.S. Government	$2,350	$2,170

Allowance for credit losses	$60,475	$41,690
Loans, before allowance for credit losses	4,782,743	3,456,209

CREDIT QUALITY RATIOS
Allowance for credit losses to loans, before allowance for credit losses	1.26%	1.21%
Allowance for credit losses to nonaccrual loans	598.88	551.75
Allowance for credit losses to nonperforming loans	598.88	551.75
Nonaccrual loans to loans, before allowance for credit losses	0.21	0.22
Nonperforming loans to loans, before allowance for credit losses	0.21	0.22
Nonperforming assets to total assets	0.16	0.17
Nonperforming assets to loans, before allowance for credit losses, and foreclosed assets	0.22	0.25
Total nonperforming assets were $10.8 million at September 30, 2026, an increase of 23.9% when compared to $8.7 million at December 31, 2025. The $2.1 million increase in nonperforming assets from December 31, 2025 was primarily attributable to the CNB merger, which added $6.1 million in nonaccrual loans and was mostly offset by paydowns and payoffs in the construction and land development and agricultural and farmland categories. Additionally, of the $10.1 million of nonperforming loans held as of September 30, 2026, $2.4 million are either wholly or partially guaranteed by the U.S. Government.
Risk Classification of Loans
Our risk classifications of loans were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025

Pass	$4,421,968	$3,241,912
Pass-watch	221,696	131,766
Special mention	30,873	11,788
Substandard	108,206	70,743
Total	$4,782,743	$3,456,209
Loans rated pass-watch or worse increased $146.5 million, or 68.4%, from December 31, 2025 to September 30, 2026, primarily attributable to loans acquired in the CNB merger, including $113.0 million of pass-watch loans, $18.0 million of special mention loans, and $20.7 million of substandard loans.

Net Charge-offs (Recoveries)
The following table summarizes net charge-offs (recoveries) to average loans by loan category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Net charge-offs (recoveries)
Commercial and industrial	$(567)	$(61)	$(87)	$878
Commercial real estate - owner occupied	(8)	111	241	79
Commercial real estate - non-owner occupied	—	—	(102)	—
Construction and land development	—	—	(69)	4
Multi-family	(9)	—	(16)	43
One-to-four family residential	(46)	(26)	(129)	404
Agricultural and farmland	(14)	4	(42)	(43)
Municipal, consumer, and other	140	106	358	245
Total	$(504)	$134	$154	$1,610

Average loans
Commercial and industrial	$515,303	$412,004	$503,018	$425,942
Commercial real estate - owner occupied	505,706	315,285	467,535	320,283
Commercial real estate - non-owner occupied	1,135,583	915,168	1,081,442	902,389
Construction and land development	449,653	295,144	410,517	343,970
Multi-family	665,275	485,452	628,690	446,911
One-to-four family residential	588,308	444,420	562,671	453,116
Agricultural and farmland	592,159	275,064	521,745	278,044
Municipal, consumer, and other	319,713	237,100	292,065	248,422
Total	$4,771,700	$3,379,637	$4,467,683	$3,419,077

Charge-offs (recoveries) to average loans *
Commercial and industrial	(0.44)%	(0.06)%	(0.02)%	0.28%
Commercial real estate - owner occupied	(0.01)	0.14	0.07	0.03
Commercial real estate - non-owner occupied	—	—	(0.01)	—
Construction and land development	—	—	(0.02)	—
Multi-family	(0.01)	—	—	0.01
One-to-four family residential	(0.03)	(0.02)	(0.03)	0.12
Agricultural and farmland	(0.01)	0.01	(0.01)	(0.02)
Municipal, consumer, and other	0.17	0.18	0.16	0.13
Total	(0.04)%	0.02%	—%	0.06%
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

Securities
The Company’s investment policy emphasizes safety of the principal, liquidity needs, expected returns, cash flow targets, and consistency with our interest rate risk management strategy. The composition and maturities of the debt securities portfolio as of September 30, 2026, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Security yields have not been adjusted to a tax-equivalent basis.

	September 30, 2026
	Available-for-Sale		Held-to-Maturity		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

Due in 1 year or less
U.S. Treasury	$29,881	1.21%	$—	—%	$29,881	1.21%
U.S. government agency	16,178	2.45	5,000	3.25	21,178	2.64
Municipal	11,022	2.57	3,285	2.98	14,307	2.66
Mortgage-backed:
Agency residential	315	2.87	3,791	1.57	4,106	1.67
Agency commercial	12,948	1.86	4,859	3.40	17,807	2.28
Total	$70,344	1.83%	$16,935	2.86%	$87,279	2.03%
Due after 1 year through 5 years
U.S. Treasury	$49,997	1.49%	$—	—%	$49,997	1.49%
U.S. government agency	8,213	1.48	52,949	2.43	61,162	2.30
Municipal	86,901	1.72	15,682	3.25	102,583	1.95
Mortgage-backed:
Agency residential	24,212	1.97	2,359	3.50	26,571	2.10
Agency commercial	62,062	1.77	171,258	1.84	233,320	1.82
Corporate	9,589	3.97	—	—	9,589	3.97
Total	$240,974	1.79%	$242,248	2.08%	$483,222	1.93%
Due after 5 years through 10 years
U.S. government agency	$127,911	4.47%	$25,564	2.70%	$153,475	4.17%
Municipal	52,530	2.48	4,869	3.68	57,399	2.58
Mortgage-backed:
Agency residential	31,151	3.22	2,398	3.14	33,549	3.21
Agency commercial	7,780	4.20	36,544	2.35	44,324	2.67
Corporate	40,000	6.55	—	—	40,000	6.55
Total	$259,372	4.23%	$69,375	2.60%	$328,747	3.88%
Due after 10 years
Municipal	$67,886	3.72%	$1,927	3.47%	$69,813	3.71%
Mortgage-backed:
Agency residential	441,547	4.64	55,488	3.66	497,035	4.53
Agency commercial	62,496	3.90	31,518	2.06	94,014	3.28
Corporate	4,430	6.06	—	—	4,430	6.06
Total	$576,359	4.46%	$88,933	3.08%	$665,292	4.28%
Total
U.S. Treasury	$79,878	1.39%	$—	—%	$79,878	1.39%
U.S. government agency	152,302	4.09	83,513	2.56	235,815	3.55
Municipal	218,339	2.56	25,763	3.31	244,102	2.64
Mortgage-backed:
Agency residential	497,225	4.42	64,036	3.51	561,261	4.32
Agency commercial	145,286	2.82	244,179	1.98	389,465	2.29
Corporate	54,019	6.05	—	—	54,019	6.05
Total	$1,147,049	3.69%	$417,491	2.41%	$1,564,540	3.35%

SOURCES OF FUNDS
Deposits
Management continues to focus on growing deposits through the Company’s relationship-driven banking philosophy and community-focused marketing programs.
The following table sets forth the distribution of average deposits, by account type:

	Three Months Ended September 30,						Percent Change in Average Balance
	2026			2025
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,314,588	22.8%	—%	$1,028,608	23.8%	—%	27.8%
Interest-bearing demand	1,358,462	23.7	0.70	1,113,391	25.8	0.60	22.0
Money market	1,018,285	17.7	2.06	833,812	19.3	2.21	22.1
Savings	841,588	14.6	0.57	568,001	13.2	0.28	48.2
Time	1,222,696	21.2	2.99	771,360	17.9	3.23	58.5
Total deposits	$5,755,619	100.0%	1.25%	$4,315,172	100.0%	1.19%	33.4%

	Nine Months Ended September 30,						Percent Change in Average Balance
	2026			2025
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Cost *	Average Balance	Percent of Total Deposits	Weighted Average Cost *

Noninterest-bearing	$1,267,702	23.2%	—%	$1,039,564	24.0%	—%	21.9%
Interest-bearing demand	1,314,320	24.0	0.67	1,119,902	25.9	0.56	17.4
Money market	956,682	17.5	2.00	818,453	18.9	2.20	16.9
Savings	793,296	14.5	0.53	568,891	13.2	0.27	39.4
Time	1,137,688	20.8	3.00	778,618	18.0	3.34	46.1
Total deposits	$5,469,688	100.0%	1.21%	$4,325,428	100.0%	1.20%	26.5%
_________________________________________________
*Annualized measure.
The average balance of deposits increased 26.5% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 primarily due to the CNB acquisition, which added $996.5 million of non-maturity deposits and $520.4 million of time deposits on March 1, 2026.
The following table sets forth time deposits by remaining maturity as of September 30, 2026:

(dollars in thousands)	3 Months or Less	Over 3 through 6 Months	Over 6 through 12 Months	Over 12 Months	Total

Time deposits:
Amounts less than $100,000	$165,249	$129,728	$120,098	$43,313	$458,388
Amounts of $100,000 or more but less than $250,000	142,417	109,694	103,201	26,164	381,476
Amounts of $250,000 or more	91,365	141,979	140,871	10,301	384,516
Total time deposits	$399,031	$381,401	$364,170	$79,778	$1,224,380
As of September 30, 2026 and December 31, 2025, the Bank’s uninsured deposits were estimated to be $1.37 billion and $928.7 million, respectively.

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
Our on-balance sheet sources of liquidity included cash and cash equivalents as well as unpledged securities which may be sold or pledged as collateral to meet liquidity needs. As of September 30, 2026 and December 31, 2025, our on-balance sheet sources of liquidity included the following:

(dollars in thousands)	September 30, 2026	December 31, 2025

Cash and cash equivalents	$126,260	$122,269
Fair value of unpledged securities	933,903	845,524
Total cash and unpledged securities	$1,060,163	$967,793
Additional sources of liquidity include borrowings from the FHLB, the Federal Reserve discount window, and federal fund lines of credit. Interest is charged on outstanding borrowings at the prevailing market rate. As of September 30, 2026, our current borrowings and additional available borrowing capacity were as follows:

	September 30, 2026
(dollars in thousands)	Current Balance	Additional Available Capacity

FHLB	$12,210	$1,482,782
Federal Reserve	—	105,056
Federal funds lines of credit	—	80,000
Total	$12,210	$1,667,838
Furthermore, the Bank has the option to utilize brokered deposits as an additional source of liquidity, as needed.
As of September 30, 2026, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Bank. As of September 30, 2026, the Bank had no material commitments for capital expenditures.

Holding Company Liquidity
The Holding Company, or HBT Financial, Inc. on an unconsolidated basis, is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. As of September 30, 2026, the Holding Company had cash and cash equivalents of $29.4 million.
The Holding Company’s main source of funding is dividends declared and paid to it by the Bank. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Management believes that such limitations will not impact the Holding Company’s ability to meet its ongoing short-term or intermediate-term cash obligations. During the three months ended September 30, 2026 and 2025, the Bank paid $17.0 million and $25.0 million in dividends to the Holding Company, respectively. During the nine months ended September 30, 2026 and 2025, the Bank paid $76.0 million and $62.5 million in dividends to the Holding Company, respectively.
The liquidity needs of the Holding Company on an unconsolidated basis consist primarily of operating expenses, interest payments on debt, and shareholder distributions in the form of dividends and stock repurchases. During the three months ended September 30, 2026 and 2025, holding company operating expenses consisted of interest expense of $2.1 million and $1.3 million, respectively, and other operating expenses of $1.8 million and $1.5 million, respectively. During the nine months ended September 30, 2026 and 2025, holding company operating expenses consisted of interest expense of $5.3 million and $4.1 million, respectively, and other operating expenses of $6.4 million and $3.7 million, respectively. Additionally, the Holding Company paid $9.1 million and $6.7 million of dividends to stockholders during the three months ended September 30, 2026 and 2025, respectively, and paid $24.8 million and $20.0 million of dividends to stockholders during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Holding Company’s liquidity.
As of September 30, 2026, management believed the current liquidity and available sources of liquidity are adequate to meet all of the reasonably foreseeable short-term and intermediate-term demands of the Holding Company, including the cash consideration of the pending Tri-County acquisition anticipated to be paid early in the first quarter of 2027. As of September 30, 2026, the Holding Company had no material commitments for capital expenditures.
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
As of September 30, 2026 and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject. As of those dates, the Bank was “well capitalized” under the regulatory prompt corrective action provisions.

The following table sets forth actual capital ratios of the Company and the Bank as of the dates indicated, as well as the minimum ratios for capital adequacy purposes with the capital conservation buffer, and the minimum ratios to be well capitalized under regulatory prompt corrective action provisions.

	September 30, 2026	December 31, 2025	For Capital Adequacy Purposes With Capital Conservation Buffer (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
Consolidated HBT Financial, Inc.
Total Capital (to Risk Weighted Assets)	16.48%	16.82%	10.50%	N/A
Tier 1 Capital (to Risk Weighted Assets)	13.88	15.72	8.50	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	12.94	14.42	7.00	N/A
Tier 1 Capital (to Average Assets)	11.33	12.26	4.00	N/A

Heartland Bank and Trust Company
Total Capital (to Risk Weighted Assets)	15.97%	16.52%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	14.92	15.42	8.50	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)	14.92	15.42	7.00	6.50
Tier 1 Capital (to Average Assets)	12.18	12.02	4.00	5.00
_________________________________________________
(1)The Tier 1 capital to average assets ratio (known as the “leverage ratio”) is not impacted by the capital conservation buffer.
(2)The prompt corrective action provisions are not applicable to bank holding companies.
N/A   Not applicable.
As of September 30, 2026, management was not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material impact on the Company’s capital resources.
Cash Dividends
During 2025, the Company paid quarterly cash dividends of $0.21 per share. In January 2026, the Company announced an increase of $0.02 and paid a $0.23 per share dividend during the first and second quarters of 2026. In July 2026, the Company announced an increase of $0.02 and paid a $0.25 per share dividend during the third quarter of 2026.
Stock Repurchase Program
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2026. The Company’s Board of Directors has authorized the repurchase of up to $30.0 million of its common stock under its stock repurchase program in effect until January 1, 2027. As of September 30, 2026, the Company had $14.0 million remaining under the current stock repurchase authorization.
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
_________________________________________________
(1)Tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Adjusted Net Income and Adjusted Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Net income	$31,392	$19,765	$70,436	$58,070
Less: adjustments
Acquisition expenses	(1,005)	—	(16,928)	—
Net earnings (losses) on closed or sold operations	—	—	51	—
Loss on extinguishment of debt	—	(391)	—	(391)
Gains (losses) on closed branch premises	(61)	(7)	(271)	2
Realized gains (losses) on sales of securities	(184)	(49)	(184)	(49)
Mortgage servicing rights fair value adjustment	1,460	(514)	906	(1,573)
Total adjustments	210	(961)	(16,426)	(2,011)
Tax effect of adjustments (1)	(229)	274	4,306	573
Total adjustments after tax effect	(19)	(687)	(12,120)	(1,438)
Adjusted net income	$31,411	$20,452	$82,556	$59,508

Average assets	$6,739,611	$5,027,161	$6,398,667	$5,031,491

Return on average assets *	1.85%	1.56%	1.47%	1.54%
Adjusted return on average assets *	1.85	1.61	1.73	1.58
_________________________________________________
*    Annualized measure.
(1)Assumes a federal income tax rate of 21% and a state income tax rate of 9.5%, and excludes non-deductible acquisition expenses.
Reconciliation of Non-GAAP Financial Measure —
Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025

Numerator:
Net income	$31,392	$19,765	$70,436	$58,070

Adjusted net income	$31,411	$20,452	$82,556	$59,508

Denominator:
Weighted average common shares outstanding	36,365,612	31,481,135	35,318,125	31,525,247
Dilutive effect of outstanding restricted stock units	123,811	106,800	112,293	103,682
Weighted average common shares outstanding, including all dilutive potential shares	36,489,423	31,587,935	35,430,418	31,628,929

Earnings per share - basic	$0.86	$0.63	$1.99	$1.84
Earnings per share - diluted	$0.86	$0.63	$1.99	$1.84

Adjusted earnings per share - basic	$0.86	$0.65	$2.34	$1.89
Adjusted earnings per share - diluted	$0.86	$0.65	$2.33	$1.88

Reconciliation of Non-GAAP Financial Measure —
Pre-Provision Net Revenue, Pre-Provision Net Revenue Less Charge-offs (Recoveries),
Adjusted Pre-Provision Net Revenue, and
Adjusted Pre-Provision Net Revenue Less Charge-offs (Recoveries)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Net interest income	$70,321	$49,986	$195,764	$148,352
Noninterest income	14,237	9,849	37,022	28,295
Noninterest expense	(42,663)	(32,508)	(137,546)	(96,357)
Pre-provision net revenue	41,895	27,327	95,240	80,290
Less: adjustments
Acquisition expenses	(1,005)	—	(16,928)	—
Net earnings (losses) on closed or sold operations	—	—	51	—
Loss on extinguishment of debt	—	(391)	—	(391)
Gains (losses) on closed branch premises	(61)	(7)	(271)	2
Realized gains (losses) on sales of securities	(184)	(49)	(184)	(49)
Mortgage servicing rights fair value adjustment	1,460	(514)	906	(1,573)
Total adjustments	210	(961)	(16,426)	(2,011)
Adjusted pre-provision net revenue	$41,685	$28,288	$111,666	$82,301

Pre-provision net revenue	$41,895	$27,327	$95,240	$80,290
Less: net charge-offs (recoveries)	(504)	134	154	1,610
Pre-provision net revenue less net charge-offs (recoveries)	$42,399	$27,193	$95,086	$78,680

Adjusted pre-provision net revenue	$41,685	$28,288	$111,666	$82,301
Less: net charge-offs (recoveries)	(504)	134	154	1,610
Adjusted pre-provision net revenue less net charge-offs (recoveries)	$42,189	$28,154	$111,512	$80,691

Reconciliation of Non-GAAP Financial Measure —
Net Interest Income and Net Interest Margin (Tax-Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Net interest income (tax-equivalent basis)
Net interest income	$70,321	$49,986	$195,764	$148,352
Tax-equivalent adjustment (1)	869	552	2,369	1,645
Net interest income (tax-equivalent basis) (1)	$71,190	$50,538	$198,133	$149,997

Net interest margin (tax-equivalent basis)
Net interest margin *	4.35%	4.13%	4.30%	4.13%
Tax-equivalent adjustment * (1)	0.05	0.05	0.05	0.05
Net interest margin (tax-equivalent basis) * (1)	4.40%	4.18%	4.35%	4.18%

Average interest-earning assets	$6,418,825	$4,800,519	$6,093,027	$4,802,260
_________________________________________________
*    Annualized measure.
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Efficiency Ratio (Tax-Equivalent Basis) and Adjusted Efficiency Ratio (Tax-Equivalent Basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Total noninterest expense	$42,663	$32,508	$137,546	$96,357
Less: amortization of intangible assets	1,455	694	3,797	2,083
Noninterest expense excluding amortization of intangible assets	41,208	31,814	133,749	94,274
Less: adjustments to noninterest expense
Acquisition expenses	1,005	—	16,928	—
Expenses from closed or sold operations	—	—	273	—
Loss on extinguishment of debt	—	391	—	391
Total adjustments to noninterest expense	1,005	391	17,201	391
Adjusted noninterest expense	$40,203	$31,423	$116,548	$93,883

Net interest income	$70,321	$49,986	$195,764	$148,352
Total noninterest income	14,237	9,849	37,022	28,295
Operating revenue	84,558	59,835	232,786	176,647
Tax-equivalent adjustment (1)	869	552	2,369	1,645
Operating revenue (tax-equivalent basis) (1)	85,427	60,387	235,155	178,292
Less: adjustments to noninterest income
Revenue from closed or sold operations	—	—	324	—
Gains (losses) on closed branch premises	(61)	(7)	(271)	2
Realized gains (losses) on sales of securities	(184)	(49)	(184)	(49)
Mortgage servicing rights fair value adjustment	1,460	(514)	906	(1,573)
Total adjustments to noninterest income	1,215	(570)	775	(1,620)
Adjusted operating revenue (tax-equivalent basis) (1)	$84,212	$60,957	$234,380	$179,912

Efficiency ratio	48.73%	53.17%	57.46%	53.37%
Efficiency ratio (tax-equivalent basis) (1)	48.24	52.68	56.88	52.88
Adjusted efficiency ratio (tax-equivalent basis) (1)	47.74	51.55	49.73	52.18
_________________________________________________
(1)On a tax-equivalent basis assuming a federal income tax rate of 21% and a state income tax rate of 9.5%.

Reconciliation of Non-GAAP Financial Measure —
Ratio of Tangible Common Equity to Tangible Assets and Tangible Book Value Per Share

(dollars in thousands, except per share data)	September 30, 2026	December 31, 2025

Tangible Common Equity
Total stockholders' equity	$754,091	$615,498
Less: Goodwill	81,949	59,820
Less: Intangible assets	41,403	15,117
Tangible common equity	$630,739	$540,561

Tangible Assets
Total assets	$6,719,327	$5,071,390
Less: Goodwill	81,949	59,820
Less: Intangible assets	41,403	15,117
Tangible assets	$6,595,975	$4,996,453

Total stockholders' equity to total assets	11.22%	12.14%
Tangible common equity to tangible assets	9.56	10.82

Shares of common stock outstanding	36,365,612	31,431,924

Book value per share	$20.74	$19.58
Tangible book value per share	17.34	17.20
Reconciliation of Non-GAAP Financial Measure —
Return on Average Tangible Common Equity, Adjusted Return on Average Stockholders’ Equity, and Adjusted Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Average Tangible Common Equity
Total stockholders' equity	$770,236	$589,076	$733,380	$572,225
Less: Goodwill	81,949	59,820	77,855	59,820
Less: Intangible assets	42,109	16,095	37,094	16,781
Average tangible common equity	$646,178	$513,161	$618,431	$495,624

Net income	$31,392	$19,765	$70,436	$58,070
Adjusted net income	31,411	20,452	82,556	59,508

Return on average stockholders' equity *	16.17%	13.31%	12.84%	13.57%
Return on average tangible common equity *	19.27	15.28	15.23	15.66

Adjusted return on average stockholders' equity *	16.18%	13.77%	15.05%	13.90%
Adjusted return on average tangible common equity *	19.29	15.81	17.85	16.05
_________________________________________________
*    Annualized measure.

Reconciliation of Non-GAAP Financial Measure —
Core Deposits

(dollars in thousands)	September 30, 2026	December 31, 2025

Core Deposits
Total deposits	$5,752,432	$4,359,263
Less: time deposits of $250,000 or more	384,516	201,365
Less: brokered deposits	—	—
Core deposits	$5,367,916	$4,157,898

Core deposits to total deposits	93.32%	95.38%

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
Deposit Betas
Deposit pricing changes are primarily driven by changes in the federal funds rate, with the relationship between deposit rates and federal funds rate defined as deposit beta. We define cumulative deposit beta as the change in our quarterly cost of deposits divided by the change in the upper level of the stated federal funds rate range over a specified period. During the previous rising rate cycle, which was from the fourth quarter of 2021 through the second quarter of 2024, our cumulative deposit beta was 23.6%.
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

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in EVE	Increase (Decrease) in Estimated Net Interest Income
		Year 1	Year 2
September 30, 2026
+400	20.1%	3.5%	12.4%
+300	17.0	3.1	10.1
+200	12.7	2.8	7.8
+100	7.1	2.1	4.7
-100	(8.7)	(1.3)	(4.2)
-200	(19.2)	(1.9)	(8.3)
-300	(29.4)	(2.6)	(13.8)
-400	(26.1)	(3.4)	(19.9)

December 31, 2025
+400	25.3%	4.9%	14.7%
+300	20.7	4.2	11.8
+200	14.8	3.7	9.0
+100	8.0	2.2	5.0
-100	(9.1)	(4.0)	(7.3)
-200	(16.6)	(4.1)	(11.3)
-300	(9.2)	(5.3)	(16.9)
-400	0.6	(5.5)	(18.0)
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2026	—	$—	—	$13,997
August 1 - 31, 2026	—	—	—	13,997
September 1 - 30, 2026	—	—	—	13,997
Total	—	$—	—	$13,997
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
ITEM 6.    EXHIBITS

Exhibit No.	Description

2.1 *
Agreement and Plan of Merger between HBT Financial, Inc., HB-TYFG Merger, Inc. and Tri-County Financial Group, Inc., dated August 10, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Commission on August 10, 2026).

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

HBT FINANCIAL, INC.

November 6, 2026	By:	/s/ Peter R. Chapman
Peter R. Chapman
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)